Form 10-Q
period 1996-03-31
GROEN BROTHERS AVIATION INC /UT/
filed 1996-05-22
CIK 870743

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

(  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
          SECURITIES EXCHANGE ACT OF 1934