Form 10KSB
period 1996-06-30
GROEN BROTHERS AVIATION INC /UT/
filed 1996-12-11
CIK 870743

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-KSB

                Annual Report Pursuant to Section 15(d) of the
                        Securities Exchange Act of 1934

                    For the Fiscal Year Ended June 30, 1996
                         Commission File Number 0-18958

                         Groen Brothers Aviation, Inc.
                         -----------------------------
           (Exact name of Registrant as specified in its charter)


                Utah                                  87-0376766
-------------------------------         -------------------------------------
(State or other jurisdiction of         I.R.S. Employer Identification Number
Incorporation or organization)

1784 West 500 South, Salt Lake City, Utah                          84104
-----------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Company's telephone number, including area code:  (801) 973-0177

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                       Common Stock (Par Value $.005)
-----------------------------------------------------------------------------
                             (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
 .                   Yes  _XX_        No  ____

     As of June 30, 1996, the Registrant had outstanding 36,729,857 shares of common stock, par value $.005 per share, which is the Registrant's only class of common stock.

            Documents Incorporated by Reference:  None

Note:  Exhibit index required by item 601 of Regulation S-K appears on page 13.



       Page 1 of 30 sequentially numbered pages, including exhibits.

                                  PART I

Item 1.   Business

The Company

     Groen Brothers Aviation, Inc. ("the Company") was incorporated in the state of Utah on July 28, 1980. On September 18, 1990, the Company exchanged 80 percent of its common stock for 100 percent of the common stock of Sego Tool, Inc., a Utah Corporation. This was in effect a reverse acquisition of the Company by the owners of Sego Tool. The Company changed its name from New Wave Energy to Groen Brothers Aviation on October 3, 1990. Prior to July 1, 1993 the Company's intent was to lease its technology to other entities to develop the gyroplane, and the Company would receive royalties on its technology. Effective July 1, 1993, the Company determined that it would be best for the Company to complete development itself and then manufacture the gyroplane. Because of this change in business focus, the Company became a development stage business on July 1, 1993 under SFAS No. 7.

     At present, the Company, through its now wholly-owned Subsidiary, Sego Tool, is developing for manufacture the Hawk gyroplane. The Company's only operations are through its wholly-owned subsidiary. Hereafter, "the Company" will refer to the operations of Groen Brothers Aviation, Inc. and its wholly-owned subsidiary, Sego Tool, Inc.


The Product

     The Company's product, the Hawk gyroplane (Hawk), flies on the same principle as the gyroplane (or autogiro) of the 1930s, but with modern aerospace design, materials and performance. The Hawk is a rotorcraft which is a hybrid cross between the helicopter and the airplane, employing a free-spinning rotor blade for lift and an engine driven propeller for thrust. It is far easier to operate and maintain and it is quieter in flight than all helicopters and many airplanes. The Hawk is capable of vertical takeoff and landing, and yet is relatively inexpensive to operate.

     Hawk Series

     In January, the Company will be flight testing its H2X prototype from which is being derived the Hawk III (3 seats). The H2X follows the successful flight of the Hawk I, which was the Company's second prototype. The Company is presently planning for and has built in mockup form, the Hawk V, a five seat gyroplane. The FAA has issued the Company a research and development airworthiness certificate, under which the Company runs its flight test programs.

     The Hawk III will be the basis of a subassembly package to be assembled and sold in China, and will also be offered to the U.S. "public use" market in finished form. The Hawk III is the first of four planned gyroplane models to be FAA type-certified for manufacture, including the Hawk III (3 seat), Hawk V (5 seat), Night Hawk (tandem 2 seat), and Hawk VIII (8 seat).

     The H2X

     The H2X has a vertical takeoff and landing capability, employing the Company's patented rotorhead technology. For vertical takeoff, a pre-rotator spins the rotor to approximately 140 percent of flight operating rpm at flat pitch. Adding pitch with the collective pitch control lifts the H2X into the air using kinetic energy. No forward roll is necessary, and transition into autorotative flight is immediate. Vertical landing is performed power-off, with a flare and pitch pull, and no forward roll is required. The H2X has been built to the FAR Part 27 standards for type-certification, but it is being powered by a non-certified powerplant, a liquid-cooled automobile engine modified for aviation. The Company is presently evaluating three alternative powerplants, all of which are either certified or will soon be certified.


     FAA Type-Certified Gyroplane Series

     The backbone of the planned gyroplane series will be the Hawk V. The Hawk V will seat two in front and three in back on a bench seat, similar to helicopters of this size. All other models will be variants, using the same basic rotor system. The fuselage of the Hawk III will be shortened and the Hawk VIII will be stretched. The fuselage of the Nighthawk will be a narrow version of the Hawk V used in air surveillance and crop spraying. A mockup of the Hawk V now exists. It is designed to carry five people weighing 180 pounds each, and five bags weighing 35 pounds each, with a range of 550 miles.


     Ramjets may be added to the tips of the rotor blades of the heavier gyroplanes of the Hawk series to better facilitate vertical takeoff and landing. The main powerplants on the Hawk series will be FAA certified turboprop jet engines. In addition to the safety of a backup power source, ramjets can provide a light-weight solution to the prerotation problem associated with vertical takeoff. After an initial spin-up from a small prerotator the ramjets take over to attain the higher rotational speeds. With the rotor being powered at the tips of the rotor blades, there is no torque to be counteracted, and therefore no need for an antitorque device such as a tail rotor. The ramjet rotor is capable of sustaining flight for emergency landings (or greatly extending the glide path), but because of high fuel consumption, the ramjets will be used for very short periods, mainly during takeoff.

     The Company presently has twenty-two employees. The Company employs ten additional consultants for FAA airworthiness conformity and design engineering, marketing and manufacturing.

Marketing

     The projected market for gyroplanes can be broken into three general categories, with their respective sub-categories as shown in the following tabulation.

     Public Sector Sales

          A.  Law Enforcement Agencies (Night Hawk)
               1.  Police Forces
               2.  Highway Patrol
               3.  Border Patrol
               4.  Coast Guard
               5.  Sheriff Departments
               6.  Customs and Excise Departments
               7.  Drug Enforcement Agencies

          B.  Public Protection Services (Night Hawk, Hawk III, V, VIII)
               1.  Fire Departments
               2.  Forest Management and Fire Patrol
               3.  Fish and Wildlife
               4.  Land Management

          C.  Military (Night Hawk)
               1.  Manned & Unmanned Observation and Surveillance
               2.  Armed Escort
               3.  Ground Attack

     Commercial Sector Sales (Hawk III, V, VIII, Night Hawk)
          A.  Oil/Gas Pipe Line and Power Line Inspection
          B.  Land Survey and Inspection
          C.  Aerial Photography
          D.  Agricultural Spraying, Herd Management, Etc.
          E.  Air Taxi Services

     Private Sector Sales (Hawk III, V, VIII)
          A.  Personal Travel
          B.  Flying Clubs
          C.  Sport Aviation

     At present the U.S. and international market for rotorcraft described above is largely not being served. Airplanes are not capable of vertical takeoff and landing, which is a requirement of the above markets in many cases, and helicopters are too expensive. A Bell 206 helicopter (5 seat) cost more than $300 per flight hour, while it is estimated that the Hawk will cost less than half of that of a helicopter. It is the Company's plan, with its prototype gyroplanes, to deliver rotary wing (helicopter) performance at near fixed-wing (airplane) prices.

     While the Company is attempting to serve the U.S. market first, there has been acute interest by foreign companies and governments, with attractive monetary offers, for locating manufacturing facilities in those countries.
The Company is now negotiating with China, Portugal, and South Africa. The Company has begun taking orders from China. The Company has signed a contract with a private company in China, the Shanghai Energy and Chemical Company
(SECC), to supply 200 Hawk III gyroplanes, an order totaling more than $40 million. The Company's consolidated financial statements do not yet reflect these pending orders as the sales process is not yet complete.

     The China Market

     A key provision of the SECC contract is that the gyroplanes be certified for the Chinese market. SECC supplies natural gas and propane to urban housing, as well as fine chemicals to industry. The plan is to ship subassemblies to Nanjing, China for final assembly by a Company wholly-owned Chinese subsidiary. First deliveries are planned for 1998. It is common practice for aircraft manufacturing companies to take orders up to two years before delivery, especially on a new design such as the Hawk gyroplane. SECC has entered the transportation business as a necessity in distributing its energy and chemical products. As an extension of this business, SECC plans to transport people in a regional air-taxi business, using the Hawk Gyroplane. Provisions in the Contract between the Company and SECC will allow SECC to substitute, at the higher cost, Hawk Vs for Hawk IIIs as they become available.

     The Company has a memorandum of understanding with a Chinese aviation company that its subassemblies can be assembled in China and certified for the China market. In 1994, the Company signed Letters of Intent to begin a Joint Venture with two aviation entities in the People's Republic of China for the production of the Hawk V, its five seat gyroplane. The first entity is the Nanjing Light Aircraft Company, Inc. (NLAC), comprised of officers and engineers who also hold positions at the Nanjing University of Aeronautics and Astronautics. The second entity is the Research Institute of Structural Aeronautical Composites (RISAC) in Jinan City, Shandong Province.

     Since then, the Company has decided to start with a simpler design, the Hawk III, for use by companies, private individuals, and as special air-taxis. The Company has changed the original plan, making the decision to create its own production company, employing the above Chinese companies on a consultant basis, which is now agreeable to all parties. Creating a company in China is more difficult, initially, but it insures complete control by the Company.
The Hawk V and Hawk VIII will eventually be used in China primarily as air taxis. The Chinese see further roles in private and government use.

     China's economy is growing at a real rate of more than 10 percent per year on a very large economic base, and the population of 1.2 billion is showing signs of stabilizing. The transportation sector which serves an area as large as the U.S., but with no comparable highway system, is falling behind due to increased demand for personal travel and the movement of goods. All forms of transport will remain heavily oversubscribed for years to come. The air taxi service eventually will fill an important market niche serving high government officials, wealthy Chinese, and foreign residents who cannot afford to spend the distressingly long time it takes to travel by train or bus to cities that are not served by airlines. The Hawk V will be able to take off and land vertically, eliminating the need for runways. The Company believes the Hawk will be much safer than a helicopter and will operate at a fraction of the cost. The taxi service will be most profitable at distances up to 350 miles, but could reach 550 miles on one fueling.

     Over the past twelve months, the Company has traveled twice to China to negotiate with SECC, and to begin the registration process of its planned Chinese subsidiary. The Company is represented by a Chinese associate, Albury Overseas Corporation, which has office and factory space reserved for the Company.


United States Public Use-Market

     The Company has begun to respond to demands from the public-use market for its gyroplanes. The public-use market includes all civil government use of aircraft, primarily law enforcement. Under pubic-use law, government entities may fly aircraft that have not been certified by the FAA, because these entities do not fall under the jurisdiction of the FAA. Although the Company is building its aircraft to FAA specifications (FAR Part 27), and will in the future achieve an FAA type certificate, it has an opportunity to enter the commercial market early through public-use.

     In recent months, the Company has received over four hundred direct inquiries from Sheriff and Police Departments from numerous states. The company is now mailing out a law enforcement brochure to explain the advantages of the Hawk and to give a tentative production schedule.



Manufacturing

     In 1996, the Company continued to refine its manufacturing plan. The plan provides guidelines and procedures for all materials management, floor plan, FAA quality control, and assembly. Having completed the manufacturing plan, the Company is prepared to utilize capital to produce gyroplanes in commercial quantities. The Company still plans to build a full manufacturing facility in the city of Tooele, but as an interim expansion, the Company plans to lease and move to a new facility with five times the floor space of its present facility. The Company will have the ability to begin producing gyroplanes at this new, interim facility.

     Portugal

     After an initial approach by the Portuguese government in 1994, the Company has continued negotiations for government grants and loans to build a new manufacturing facility in Portugal. A Portuguese manufacturing plant would mainly serve the European market. To qualify for the grants and loans, and to meet the application requirements, the Company has formed a Portuguese subsidiary company called Groen Brothers Aviation Portuguesa Aeronaves.

     The Company traveled to Portugal once in the last six months for discussions. The Company had filed all documents, including business plan, marketing plan, and financial records required by the Portuguese government prior to signing a contract for grants and loans. Because of a lapse in time, caused by the election of a new national government, the Company has had to write an addendum to its original application, which expected to be completed and filed by the end of December. The Company then expects to finalize a contract with the Portuguese government during the first quarter the 1997 calender year.

     South Africa

     The Company's Memorandum of Understanding with Simera Aviation, a South African aircraft manufacturer, is no longer in effect. Simera has merged with its sister company Atlas Aviation, is now under new management, and is now called Denel Aviation. The Company is in communication with Denel, and the Company is still in hopes of using South Africa as a significant supplier.


Item 2.   Properties

     The Company leases its present facility, occupying approximately 5,500 square feet, within which it is constructing its prototype gyroplanes. This development facility is located at 1784 West 500 South, Salt Lake City, UT 84104.


Item 3.   Legal Proceedings

     The Company is a plaintiff in litigation in Germany. Pursuant to a loan agreement with a German citizen and two European banks, the Company delivered four million shares of common stock as collateral, in July of 1993. A loan was never received on the collateral and in December of 1993 the Company filed criminal charges and retained a law firm in Germany to commence civil litigation there. The Company has obtained injunctions preventing the transfer and/or sale of the collateral. The four million shares are shown as issued, but they remain the property of the Company. The Company won its civil suit in May of 1996, obtaining a judgement against the defendants. The case is now on appeal. The criminal trial is nearing completion.


Item 4.   Submission of Matters to a Vote of Security Holders

     Two matters were submitted to a vote of security holders during the four quarters of the fiscal year covered by this report, and both matters were sustained.

     1. The security holders authorized the Board of Directors to effectuate up to a 1 for 10 reverse split in the Company's common stock within the next year. If within the next year the board determines that a reverse split will improve the marketability of the Company's Common Stock, the exact amount of the reverse, if any, will be set by the Board at the time of the reverse.

     2. The security holders authorized amending of the Articles of Incorporation to increase the number of authorized common shares from 50 million to 100 million shares and create four classes of preferred stock. The rights, privileges, terms and conditions of the Preferred Shares shall be set by the Board of Directors when appropriate.

Item 5.   Market for the Registrant's Common Stock and Related
          Security Holder Matters

     The Company's common stock, $.005 par value, is traded Over The Counter, and is listed on the NASD Bulletin Board as GNBA. No cash dividends have been paid for the past four quarters.

     Quarterly Common Stock Bid Price Ranges (Calendar Year)

          Year          Quarter         High          Low

          1994           1st            .63           .25
                         2nd            .44           .25
                         3rd            .53           .09
                         4th            .50           .25
          1995           1st            .59           .31
                         2nd            .56           .09
                         3rd            .44           .09
                         4th            .38           .03
          1996           1st            .44           .25
                         2nd            .66           .44
                         3rd           1.50           .44

The number of shareholders of record for the company's common stock as of June 30, 1996 were 545, and the number of shares issued and outstanding were 36,729,857.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Revenue

     Based on current factors, the Company anticipates that it will earn initial revenue from the sales of gyroplane in 1997.

     During 1996, total revenue increased by 206 percent compared to 1995 because there was an increase in interest income. Although the percentage increase is large, the base for comparison was small. Revenue in 1996 consisted of interest income.

     During 1995, total revenue decreased by more than 600 percent compared to 1994 because there was less interest income. Capital balances in 1995 were smaller than in 1994. Although the percentage decrease was large, the base for comparison was small. Revenue in 1995 consisted of interest income and the sale of Hawk gyroplane information packets.

     Research and Development Costs

     During 1996, development costs increased 220 percent from the 1995 level. The increase was large, reflecting a new, high level of activity within the Company to finish the Hawk III development phase and to transition into FAA certification and production.

     During 1995, development costs increased 2.2 percent over 1994. This was due primarily to increased flight testing on the Hawk I, and increased work on the H2X.

     General and Administrative Costs

     General and administrative costs in 1996 increased by 2 percent compared to 1995. The increase was not significant, indicating that the administrative structure was adequate for supporting the large increase in R & D personnel.
     General and administrative costs in 1995 increased by 83 percent compared to 1994. Material expenditures increased during the year as did labor costs.

     Net Earnings

     During 1996 and 1995 the Company continued to record losses as it conducted flight tests, built new models, and continued to move toward full marketing and manufacturing of the Hawk gyroplane.

Liquidity and Capital Resources

     The Company estimates that at a minimum, capital resources and liquidity requirements will continue at approximately the same levels over the next year. However, the company will probably expand its budget substantially as it moves closer to production. The schedule of this expansion will depend upon the Company's ability to attract capital.

     The capital necessary to move the Company into full scale manufacturing within two years is approximately $20 million. The Company is presently pursuing a combination of grants and loans from the Portuguese government totaling $20 million. In addition, the Company is pursuing an equity investment of up to $20 million from an investment banking source.

     Over the next six months the Company plans to fund its operations with up to $1 million equity investment from accredited investors. The Company anticipates that by June 1997, sales of gyroplanes will provide an additional source of capital in the form of cash from down payments. After it begins demonstration flights of the H2X, in early 1997, the Company will begin to take orders, requiring a down payment of ten percent of the aircraft retail price. It is common practice in the aircraft industry to take down payments to establish delivery positions on new aircraft which may not be delivered for two years or more. The Company continues to receive widespread interest, both foreign and domestic, in its products.

     Management does not anticipate that revenues or expenses will be materially affected by inflation over the next twelve months.


Item 7.   Financial Statements

     Index to Consolidated Financial Statements

     Independent auditors' report of Tanner + Co.               F-1

     Financial statements:

          Consolidated balance sheet, June, 30, 1996.           F-2

          Consolidated statement of operations for the two
          years ended June 30, 1996 and 1995.                   F-3

          Consolidated statement of stockholder's (deficit)
          for the two years ended June 30, 1996 and 1995.       F-4

          Consolidated statement of cash flows for the two
          years ended June 30, 1996 and 1995.                   F-7

          Notes to consolidated financial statements.           F-9

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     There has been no change of accountants or reporting disagreements on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure.


Item 9.  Directors and Executive Officers of the Registrant

     The following table contains the names and ages of all directors; all positions and offices with the Registrant held by each such person; the term of office as a director and any period during which he has served as such.

     Name                     Age            Positions
     David L. Groen           45             Director and President
     H. Jay Groen             52             Director
     Philip F. Cannon         82             Director
     Nathan W. Drage          39             Vice-President

Term of Office

     The term of Messrs. Groen, Groen, and Cannon for service as members of the Board of Directors continues until the next annual meeting of the stockholders. These persons respective appointments were adopted, ratified and approved by the stockholders at a meeting thereof called for that purpose on October 7, 1991. Stockholders' meetings have been waved since then.
With the exception of compliance with the duties of a director as set forth in the Articles of Incorporation or Bylaws of the Registrant or in the provisions of the Utah Business Corporation Act, there are no arrangements or understandings pursuant to which any of the foregoing persons was selected to serve on the Board of Directors of the Registrant. Each of the foregoing persons consented to serve as a director of the Registrant prior to their designation and subsequent election as such.

Family Relationships

     H. Jay Groen and David L. Groen are brothers.

Background on Directors

     David L. Groen is a Director and President of the Registrant. Mr. Groen has logged over 7,000 hours in rotorcraft and 400 hours in airplanes during eleven years as a commercial pilot. In prior years he filled executive positions in the helicopter industry including marketing, safety, branch manager and chief pilot. He has experience as a partner and accountant for Seagull Recycling Company. He is the co-author of Huey, a novel about the Vietnam War. Mr. Groen graduated from Warrant Officer Flight School, U.S. Army, in 1970. Mr. Groen received certificates from Factory Schools on the Aerospatiale 315, 316, and 319.

     H. Jay Groen is a Director of the Registrant. Prior to his present position, he was the co-founder of Seagull Recycling Company, which developed an original supply of secondary paper fiber for sale to domestic and Far East markets. He has served as President of China West, Inc., representing U.S. firms in the People's Republic of China; as an economist with the Central Intelligence Agency; and was a Chinese linguist in Vietnam and Asia for the U.S. Air Force. He is co-author of Huey, a novel about the Vietnam War. Mr. Groen received a Language Certificate in Mandarin from Yale University in 1964; received a B.A. in Economics from the University of Utah in 1970; and received an M.A. in Economics from Virginia Polytechnic Institute in 1973.

     Philip F. Cannon is a director of the Registrant. For the past seven years, Mr. Cannon has served as Director of Manufacturing for the Company and has designed the manufacturing plan. He has extensive experience in production management with major U.S. and foreign corporations. Following retirement as Vice President of Towers, Perrin, one of the world's largest management consulting firms, Mr. Cannon consulted independently for nine years. Mr. Cannon received a B.A. from the University of Utah in 1935; an M.B.A. from Stanford Graduate School of Business in 1937, and graduated from the U.S. Army Cavalry School in 1940.

Item 10. Executive Compensation

     No director or executive officer of the Registrant received cash compensation in excess of $60,000 during the last fiscal year. Both Jay Groen and David Groen hold options of 2,475,000 shares at $.09 per share to be purchased by 1999.

Item 11. Security Ownership of Certain Beneficial Owners and
         Management

     The following table shows the shares of common stock owned as of June
30, 1995 by each Director, and by all the Directors and Officers as a group. No other individual investors own more than five percent of the outstanding common stock. Each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned.

          Name  and  Address            Amount of               Percent
          of Beneficial Owner           Ownership               of Class
          -------------------           ---------               --------

          David Groen, President
          1784 W. 500 South
          Salt Lake City, UT 84104     10,253,975                 27.92

          Jay Groen, Director
          1784 W. 500 South
          Salt Lake City, UT 84104      6,241,658                 16.99

          Philip Cannon, Director
          1784 W. 500 South
          Salt Lake City, UT 84104        781,554                  2.12

          Nathan Drage, Vice President
          1784 W. 500 South
          Salt Lake City, UT 84104         29,820                   .08

          All Officers and Directors    17,307,07                 47.11

Item 12.  Certain Relationships and Related Transactions

     The Company owes $180,000 to a company owned by Directors Jay and David Groen.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) The following financial statements are included in Part II Item 8:
        Report of Independent Certified Public Accountants

                                                               Page

        Independent auditors' report of Tanner + Co.               F-1

        Financial statements:

          Consolidated balance sheet, June, 30, 1996.           F-2

          Consolidated statement of operations for the two
          years ended June 30, 1996 and 1995.                   F-3

          Consolidated statement of stockholder's (deficit)
          for the two years ended June 30, 1996 and 1995.       F-4

          Consolidated statement of cash flows for the two
          years ended June 30, 1996 and 1995.                   F-7

          Notes to consolidated financial statements.           F-9


        Exhibit 27 - Financial Data Schedule

                                  Signatures


     Pursuant to the requirements of Section or 15 (d) of the Securities Exchange Act of 1934, Groen Brothers Aviation, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                         Groen Brothers Aviation, Inc.



     /s/ David L. Groen                       Date:     December 9, 1996
     ------------------------                 --------------------------
     David L. Groen President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     /s/ H. Jay Groen                         Date:     December 9, 1996
     ------------------------                 --------------------------
     H. Jay Groen   Director


     /s/ David L. Groen                       Date:     December 9, 1996
     ------------------------                 --------------------------
     David L. Groen Director


     /s/ Philip Cannon                        Date:     December 9, 1996
     ------------------------                 --------------------------
     Philip Cannon  Director

                      GROEN BROTHERS AVIATION, INC.
                              AND SUBSIDIARY

                              June 30, 1996

                   Consolidated Financial Statements

                        GROEN BROTHERS AVIATION, INC.

                  Index to Consolidated Financial Statements
                         and Supplemental Schedules






                                                                Page
                                                                ----

Independent auditors' report                                     F-1

Financial statements:

         Consolidated balance sheet, June 30, 1996               F-2

         Consolidated statement of operations for the
         two years ended June 30, 1996 and 1995 and
         cumulative amounts since July 1, 1993 (date
         of commencement of development stage)                   F-3

         Consolidated statement of stockholders' (deficit)
         for the two years ended June 30, 1996 and 1995
         and cumulative amounts since July 1, 1993 (date
         of commencement of development stage)                   F-4

         Consolidated statement of cash flows for the
         two years ended June 30, 1996 and 1995 and
         cumulative amounts since July 1, 1993 (date
         of commencement of development stage)                   F-6

         Notes to consolidated financial statements.             F-8

                        INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Groen Brothers Aviation, Inc. and Subsidiary


    We have audited the accompanying consolidated balance sheet of Groen Brothers Aviation, Inc. and subsidiary, (the Company), a development stage company, as of June 30, 1996, and the related consolidated statements of operations, stockholder's (deficit) and cash flows for each of the two years in the period ended June 30, 1996 and cumulative amounts since July 1, 1993 (date of commencement of development stage). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Groen Brothers Aviation, Inc. and subsidiary, as of June 30, 1996, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1996, and cumulative amounts since July 1, 1993 (date of commencement of development stage), in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has suffered recurring losses and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Salt Lake City, Utah
September 24, 1996

                       GROEN BROTHERS AVIATION, INC.
                             AND SUBSIDIARY
                       (A Development Stage Company)

                         Consolidated Balance Sheet

                              June 30, 1996

           ASSETS

Current assets:
         Cash                                                  $   125,624
         Subscriptions receivable                                    1,000
         Note receivable                                             1,875
                                                               -----------
                   Current assets                                  128,499

Machinery and equipment less accumulated
         depreciation of $101,230                                  234,330
                                                               -----------
                   Total assets                                $   362,829
                                                               ===========
           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
         Accounts payable                                      $    34,014
         Accrued payroll                                           550,574
         Accrued interest                                          183,000
         Accrued liabilities                                       161,977
         Related party debt - current                              281,598
         Current portion of long-term debt                         309,489
                                                               -----------
                   Total current liabilities                     1,520,652
                                                               -----------
Related party long-term debt                                        48,630
Long-term debt                                                     111,920
                                                               -----------
                                                                   160,550

Commitments and contingency                                            -

Stockholders' deficit:
         Common stock, par value $.005 per
           share; authorized 100,000,000
           shares, issued and outstanding
           36,729,857 shares                                       183,650
         Additional paid-in capital                              2,602,496
         Retained deficit                                       (4,104,519)
                                                               -----------
                   Total stockholders' deficit                  (1,318,373)
                                                               -----------
                   Total liabilities and
                   stockholders' deficit                       $   362,829
                                                               ===========
See accompanying notes to consolidated financial statements.

                        GROEN BROTHERS AVIATION, INC.
                              AND SUBSIDIARY
                        (A Development Stage Company)

                    Consolidated Statement of Operations

                    Years Ended June 30, 1996, 1995 and
                   Cumulative Amounts Since July 1, 1993
                (Date of Commencement of Development Stage)




                                                                 Cumulative
                                                                   Amounts
                                                                    Since
                                                                    July 1,
                                             1996        1995        1993
                                            ------      ------    ---------
Revenue -
   interest and other                  $     7,761       2,534       19,333
                                       -----------    --------   ----------

Expenses:
   Research and development                477,138     149,104      773,582
   General and administrative expenses     497,814     488,251    1,257,194
   Interest expense                         78,571      76,386      225,521
                                       -----------    --------   ----------
              Total expenses             1,053,523     713,741    2,256,297
                                       -----------    --------   ----------
              Net loss                 $(1,045,762)   (711,207)  (2,236,964)
                                       ===========    ========   ==========
Loss per share                               $(.03)       (.02)        (.07)
                                             =====        ====         ====
Weighted average shares outstanding     35,430,406  33,374,730   33,590,181
                                       ===========  ==========   ==========










See accompanying notes to consolidated financial statements.

                        GROEN BROTHERS AVIATION, INC.
                               AND SUBSIDIARY
                        (A Development Stage Company)

               Consolidated Statement of Stockholders' Deficit

                   Years Ended June 30, 1996 and 1995 and
                    Cumulative Amounts Since July 1, 1993
                (Date of Commencement of Development Stage)



                                                    Additional
                                  Common Stock        Paid-in   Retained
                                Shares     Amount     Capital    Deficit      Total
                                ------     ------     -------   --------      -----

Balance, July 1, 1993        27,153,509   $135,768    937,642  (1,867,555)  (794,145)

Issuance of common stock
for cash at between $.10
and $.50 per share, net of
issue costs of $9,642         1,083,611      5,418    275,377         -      280,795

Issuance of common stock
for collateral on a loan
(see note 10)                 4,000,000     20,000    (20,000)        -          -

Issuance of common stock
in satisfaction of debt
obligations at between
$.16 and $.20 per share         172,222        861     28,927         -       29,788

Issuance of common stock
for services at between
$.17 and $.25 per share          63,185        316     14,572         -       14,888

Issuance of common stock
for commissions at between
$.16 and $.50 per share          40,857        204      9,642         -        9,846

Cancellation of shares
previously issued               (50,000)      (250)       250         -          -

Issuance of stock options
at 50% of bid at option
date (see note 10)                  -          -       10,000         -       10,000

                         GROEN BROTHERS AVIATION, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)

        Consolidated Statement of Stockholders' Deficit - Continued


                                                    Additional
                                  Common Stock        Paid-in   Retained
                                Shares     Amount     Capital    Deficit      Total
                                ------     ------     -------   --------      -----
Net loss for the year
ended June 30, 1994                 -          -          -      (479,995)  (479,995)
                             ----------    -------  ---------  ----------   ---------
Balance, June 30, 1994       32,463,384    162,317  1,256,410  (2,347,550)  (928,823)

Issuance of common
stock for services at
between $.37 and $.50
per share                       138,860        694     59,525         -       60,219

Issuance of common
stock in satisfaction
of debt obligation at
between $.09 and $.42
per share                       487,027      2,435     54,253         -       56,688

Issuance of common
stock for commissions
of between $.44 and
$.50 per share                   18,546         93      8,907         -        9,000

Issuance of common
stock for cash at
between $.23 and $.50
per share                     1,028,923      5,145    426,777         -      431,922

Issuance of common
stock for assets at $.44
per share                         2,286         11        989         -        1,000

Net loss for the year
ended June 30, 1995                 -          -          -      (711,207)  (711,207)
                             ----------    -------  ---------  ----------   ---------
Balance, June 30, 1995       34,139,026    170,695  1,806,861  (3,058,757)(1,081,201)

                         GROEN BROTHERS AVIATION, INC.
                               AND SUBSIDIARY
                         (A Development Stage Company)

          Consolidated Statement of Stockholders' Deficit - Continued


                                                    Additional
                                  Common Stock        Paid-in   Retained
                                Shares     Amount     Capital    Deficit      Total
                                ------     ------     -------   --------      -----
Issuance of common
stock for services at
between $.37 and $.50
per share                       686,708      3,434    164,800         -      168,234

Issuance of common
stock in satisfaction
of debt obligation at
$.25 per share                   10,000         50      2,450         -        2,500

Issuance of common
stock for commissions
of between $.25 and
$.53 per share                  124,719        624     39,782         -       40,406

Issuance of common
stock for cash at
between $.12 and $.53
per share                     1,669,404      8,347    539,103         -      547,450

Issuance of common
stock for assets at $.50
per share                       100,000        500     49,500         -       50,000

Net loss for the year
ended June 30, 1996                 -          -          -    (1,045,762)(1,045,762)
                             ----------    -------  ---------  ----------  ----------
Balance, June 30, 1996       36,729,857   $183,650  2,602,496  (4,104,519)(1,318,373)
                             ==========    =======  =========  ==========  ==========



See accompanying notes to consolidated financial statements.

                         GROEN BROTHERS AVIATION, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)

                     Consolidated Statement of Cash Flows

                     Years Ended June 30, 1996, 1995 and
                    Cumulative Amounts Since July 1, 1993
                 (Date of Commencement of Development Stage)

                                                                   Cumulative
                                                                     Amounts
                                                                      Since
                                                                      July 1,
                                               1996        1995        1993
                                               ----        ----       ------
Cash flows from operating activities:
  Net loss                                $(1,045,762)   (711,207) (2,236,964)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
     Depreciation expense                      18,852       9,597      39,585
     Common stock issued for services         208,640      77,607     310,981
     Stock options issued below market            -           -        10,000
     Increase (decrease) in:
       Accounts receivable                     (2,875)        -        (2,875)
       Accounts payable                        25,075     (28,020)    (23,511)
       Accrued payroll                        112,929     209,727     465,658
       Accrued interest                        46,460      40,913     130,215
       Accrued liabilities                    145,772     (30,743)    103,495
                                          -----------    --------  ----------
           Net cash used in
           operating activities              (490,909)   (432,126) (1,203,416)
                                          -----------    --------  ----------
Cash flows from investing activities:
  Purchase of property and equipment              -       (14,748)    (16,244)
  Increase in note receivable                     -           -        (6,250)
  Collections on notes receivable and
    advances                                    3,750       2,500       6,250
                                          -----------    --------  ----------
           Net cash provided by (used in)
           investing activities                 3,750     (12,248)    (16,244)
                                          -----------    --------  ----------
Cash flows from financing activities:
  Proceeds from long-term debt                 53,000      69,000     132,000
  Reduction of long-term debt                 (17,500)    (50,000)    (67,500)
  Reduction of capitalized lease obligation    (7,550)        -        (7,550)
  Proceeds from related party debt            109,000      24,300     138,894
  Reduction of related party debt             (92,000)    (19,500)   (116,690)
  Proceeds from issuance of common stock      547,450     431,922   1,260,167
                                          -----------    --------  ----------
           Net cash provided by
           financing activities               592,400     455,722   1,339,321
                                          -----------    --------  ----------

                       GROEN BROTHERS AVIATION, INC.
                             AND SUBSIDIARY
                      (A Development Stage Company)

            Consolidated Statement of Cash Flows - Continued
                                                                  Cumulative
                                                                    Amounts
                                                                      Since
                                                                     July 1,
                                                1996        1995      1993
                                               ------      ------    ------

           Net increase in cash               105,241      11,348     119,661

Cash, beginning of period                      20,383       9,035       5,963
                                          -----------    --------  ----------
Cash, end of period                       $   125,624      20,383     125,624
                                          ===========    ========  ==========

Schedule of supplemental disclosures:

           Interest paid                      $24,345      27,012      57,868
                                          ===========    ========  ==========
           Income taxes paid                  $   100         100         300
                                          ===========    ========  ==========
Schedule of non-cash investing and
financing activities:

         During the year ended June 30, 1996:

              The Company issued 24,584 shares of its restricted common stock to satisfy $2,500 of debt and $4,800 of accrued interest.

              The Company issued 100,000 shares of its restricted common stock to purchase $50,000 of equipment.

              The Company assumed capital lease obligations totaling $168,959 in exchange for the use of property and equipment.

              The Company issued 503,028 shares of its restricted common stock valued at $100,830 to satisfy a current liability.

         During the year ended June 30, 1995:

              The Company issued 487,027 shares of its restricted common stock to satisfy $37,057 of debt and $19,631 of accrued interest.

              The Company issued 2,286 shares of its restricted common stock to purchase $1,000 of equipment.

See accompanying notes to consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                                 June 30, 1996




(1)      Summary of Significant Accounting Policies

         Organization
              The financial statements include those of Groen Brothers Aviation, Inc., and its wholly owned subsidiary Sego Tool, Inc. (Company).

              The primary business purpose of the Company is the manufacturing and marketing of the "gyroplane."

         Development Stage Company
              Effective July 1, 1993, the Company is considered a development stage Company as defined in SFAS No.7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

         Machinery and Equipment
              Machinery and equipment are carried at cost, less accumulated depreciation. Depreciation is computed under the accelerated method based on the estimated useful lives of the related assets. The useful life of machinery, equipment and furniture is seven years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

         Income Taxes
              The Company accounts for its income taxes based on the provisions of SFAS 109 "Accounting for Income Taxes." The asset and liability method requires the recognition of deferred tax liability and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

         Income (Loss) Per Common Share
              Income (loss) per share of common stock is calculated based on the weighted average number of shares outstanding during the period.

                         GROEN BROTHERS AVIATION, INC.
                               AND SUBSIDIARY
                         (A Development Stage Company)

             Notes to Consolidated Financial Statements - Continued


(1)      Summary of Significant Accounting Policies - Continued

         Use of Estimates in the Preparation of Financial Statements
              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and labilities and disclosure of contingent assets and labilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Concentration of Credit
              The Company is in the business of developing and manufacturing the gyroplane. Substantially all operations relate to the business.

         Cash and Cash Equivalents
              For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

         Revenue
              Revenue consists of interest and sales-of-information packages. Revenue is recognized when earned.

(2)      Note Receivable

              The Company has a short-term, unsecured note receivable from owners with principal and accumulated interest at 10% due on January 14, 1997. At June 30, 1996, the balance of the note was $1,875.

(3)      Machinery and Equipment

              Machinery and equipment consisted of the following at June 30:

                   Aircraft                                      $  66,497
                   Equipment                                        58,890
                   Shop tools                                        4,936
                   Furniture                                        36,278
                   Leased property under capital leases            168,959
                                                                 ---------
                                                                   335,560

                   Less accumulated depreciation and
                    amortization                                  (101,230)
                                                                 ---------
                                                                  $234,330
                                                                 =========

                          GROEN BROTHERS AVIATION, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)

     Notes to Consolidated Financial Statements - Continued

(4)      Long-Term Debt

              Long-term debt consist of the following at June 30:

        Notes payable to a local governmental agency,
        including interest at 2% above the prime rate
        (10.25% at June 30, 1996).  After principal
        amount is paid, monthly installments of 3% of
        monthly gross revenues are due until an
        additional $150,000 is paid.  The notes were
        in default at June 30, 1996                         $ 150,000

        Note payable to a governmental sponsored
        organization due in monthly installments of
        3% of gross monthly revenues, including
        interest at 2% above the prime rate (10.25% at
        June 30, 1996)                                        100,000

        Note payable to a company at 15% interest,
        due on demand, unsecured                               10,000

        Capital lease obligations (see note 5)                161,409
                                                           ----------
                                                              421,409

           Less: current portion                             (309,489)
                                                           ----------
                                                           $  111,920
                                                           ==========
           Future maturities of long-term debt at
           June 30, 1996, are as follows:

            1997                                             $309,489
            1998                                               56,460
            1999                                               55,460
                                                             --------
                                                             $421,409
                                                             ========

                          GROEN BROTHERS AVIATION, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)

            Notes to Consolidated Financial Statements - Continued





(5) Capital Lease Obligations

             The Company has entered into capital lease agreements with a financial institution for certain property and equipment. Assets under capital lease have been capitalized and are included in machinery and equipment as follows:

            Equipment                                           $127,813
            Shop tools                                            41,146
                                                                --------
            Total machinery and equipment                        168,959

            Accumulated amortization                              (6,664)
                                                                --------
                                                                $162,295
                                                                ========

            Future minimum lease payments at June 30, 1996 are as follows:

            Year Ending June 30,

                1997                                           $  68,373
                1998                                              68,373
                1999                                              59,421
                                                               ---------
            Total minimum lease payments                         196,167

            Less amount representing interest                    (34,758)
                                                               ---------
            Present value of net minimum lease payments        $ 161,409
                                                               =========

            During the year ended June 30, 1996, the Company entered into an arrangement with a third party in which the person has the option to pay the capital lease in a dollar-for-dollar exchange for stock valued at $.40 per share. At June 30, 1996, the number of shares under this option is 422,398 shares, none of which have been exercised as of June 30, 1996.

                          GROEN BROTHERS AVIATION, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)

           Notes to Consolidated Financial Statements - Continued

(6) Preferred Stock

              During the year ended June 30, 1996, the Company filed amended Articles of Incorporation in which the Company has authorized four additional classes of preferred stock. Each class is authorized to have 50,000,000 shares having a $.001 par value. The rights, terms, and preferences are to be set by the board of directors. As of June 30, 1996, no preferred stock has been issued.


(7) Related Party Transactions

              The Company has unsecured notes payable to shareholders totaling $150,228 at June 30, 1996, with interest rates from 9.25% to 18%.
        The Company has a note payable totaling $180,000 to Hawk Autogyro, a company related by common ownership, which was due on or before August 31, 1996, at an interest rate of 12%. The note is past due at September 26, 1995. Accrued interest totaled $43,800 at June 30, 1996.

              Future maturities of related party debt at June 30, 1996 are as follows:

              Year Ending June 30,

                     1997                                   $ 281,598
                     1998                                      11,800
                     1999                                      12,570
                     2000                                      13,396
                     2001                                      10,864
                                                            ---------
                                                            $ 330,228
                                                            =========

(8) Commitments

              As conditions to obtain financing from a local government agency, the Company has agreed to, in effect, pay royalties to the agency. The royalties will be 3% of the monthly revenues until a total of $150,000 has been paid. No royalties have been earned or paid as of June 30, 1996.

              Also, as conditions to obtain financing from a government sponsored organization, the Company has agreed to assume a royalty agreement of a company related by common ownership, previously licensed with the autogyro technology. The terms of the agreement state that the Company must, in effect, pay monthly royalties of 3% of its gross revenues up to a total of $149,100.

                         GROEN BROTHERS AVIATION, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)

            Notes to Consolidated Financial Statements - Continued





(8) Commitments-Continued

         The Company leases its office and production space on a month-to-month basis for $1,650 per month. The total lease payments for the years ended June 30, 1996 and 1995 were $19,602 and $18,315, respectively.

         Effective September 1, 1990, the Company entered into employment agreements with several officers of the Company. The employment agreements can be terminated at any time. Upon termination, the Company retains all rights to the gyroplane and the relating technology and the officers have a covenant not to compete for a period of three years. Royalty payments of 1% of the gross sales price of the gyroplane are to be paid to the majority shareholders.

         During the year ended June 30, 1993, the Company entered into noncancellable operating leases of office equipment. The total amount paid for the years ending June 30, 1996 and 1995 was $3,554 and $3,554, respectively. Future minimum lease payments total $70 for the year ended June 30, 1997.

(9) Going Concern

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of significant operating losses, the excess of current liabilities over current assets, and a stockholders' deficit, the Company's ability to continue as a going concern is dependent on attaining future profitable operations, restructuring its financing arrangements, and obtaining additional outside financing and/or capital. Management of the Company is currently following a plan to obtain additional working capital through a capital infusion and/or governmental and corporate borrowing. As part of the plan, the Company has been given a fifteen acre parcel of real estate by a governmental unit in which to construct a manufacturing facility. It is not possible to predict the outcome of future operations or whether the necessary alternative financing or additional capital may be arranged. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(10)   Unasserted Claim

         In 1990, the Company was informed that an action may be brought against the Company as a result of the termination of the agreement to develop and manufacture the gyroplane. Management is unable to determine the financial impact, if any, of the proposed action against the Company and no amounts have been reflected in the financial statements. As of the date of the financial statements, no claim has been made.

                           GROEN BROTHERS AVIATION, INC.
                                 AND SUBSIDIARY
                           (A Development Stage Company)

              Notes to Consolidated Financial Statements - Continued

(11)   Income Taxes

         The Company accounts for its income taxes under SFAS No. 109, "Accounting for Income Taxes," which requires the liability approach to account for the effects of income taxes.

         The (provision) benefit for income taxes differs from the amount computed at the federal statutory rate as follows:

                                                      1996          1995
                                                      ----          ----
       Income tax benefit at federal statutory
          rates                                    $355,000        242,000
         Valuation allowance                       (355,000)      (242,000)
                                                   --------       --------
            Total current income taxes             $    -              -
                                                   ========       ========

       At June 30, 1996, the Company had incurred net operating losses totaling approximately $4,106,000. These losses will be carried forward to offset taxable income in future periods. This operating loss carryforward begins to expire in 2006. The consolidated taxable loss of GBA includes the operations of GBA for the six years ended June 30, 1996, and the operations of Sego Tool, Inc., for the period from September 18, 1990, to June 30, 1996. The deferred tax asset at June 30, 1996 is as follows:

       Tax benefit of net operating loss carryforward          $ 1,395,400
       Valuation allowance                                      (1,395,400)
                                                               -----------
       Net tax benefit                                         $       -
                                                               ===========

       Due to uncertainties surrounding the utilization of the net operating loss carryforwards, a valuation allowance has been established to offset a deferred income tax benefit of such net operating loss carryforwards.

(12)   Stock Options

    Options
       The Company's has outstanding stock options to certain directors and employees of the Company and to another individuals. These options are exercisable for 36 to 60 months from issue date. The total amount of shares under option is 6,302,933 with 1,000,000 shares at a price of $.25 per share which expires March 1999; 300,000 shares at a price of $.215 per share which expires March 1999; 4,950,000 shares at a price of $.09 per share which expires March 1999; 24,000 shares at a price of $.375 per share which expires June 2000; 19,333 shares at a price of $.375 per share which expires July 2000; 9,600 shares at a price of $.4375 per share which expires August 2000.

                        GROEN BROTHERS AVIATION, INC.
                              AND SUBSIDIARY
                        (A Development Stage Company)

           Notes to Consolidated Financial Statements - Continued




(12)   Stock Options-Continued

       During the year ended June 30, 1996, 12,174 option shares were exercised at $.125 per share.

       On April 19, 1994, options for 2,000,000 shares given at $0.25 to a private company were rescinded.


(13)   Fair Value of Financial Instruments

    None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 1996, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuating methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amount that the Company could realize in a current market exchange.