Form 10QSB
period 1996-09-30
GROEN BROTHERS AVIATION INC /UT/
filed 1997-01-14
CIK 870743

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

(  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________

                        Commission file number 018958

                        GROEN BROTHERS AVIATION, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

             Utah                                     87-0376766
------------------------------                      ---------------
State of other jurisdiction of                      I.R.S. Employer
Incorporation or organization                      Identification No.

      1784 West 500 South
      Salt Lake City, Utah                                84104
------------------------------                         -----------
Address of principal executive offices                  Zip Code


Registrant's telephone number, including area code (801) 973-0177


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                        Outstanding at
     Class                                            September 30, 1996
---------------                                      --------------------
Common Stock, $.005 par value                             37,365,891

            Page 1 of 10 consecutively numbered pages.

                            TABLE OF CONTENTS


Item 1.   Financial Statements

           Condensed Consolidated Balance Sheet,
           September 30, 1996 (unaudited) and June 30, 1996. . . . . . . . 3

           Condensed Consolidated statement of operations for the three months ended September 30, 1996 and 1995 (unaudited). . . . . . 4

           Condensed Consolidated statement of cash flows for the three months ended September 30, 1996 and 1995 (unaudited). . . . . . 5

           Notes to consolidated financial statements. . . . . . . . . . . 7


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . 8

                          GROEN BROTHERS AVIATION, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)

                      Condensed Consolidated Balance Sheet

                      September 30, 1996 and June 30, 1996


                                                     September 30,   June 30,
                                                          1996         1996
                                                      (Unaudited)
                                                      -----------   ---------
           ASSETS

Current assets:
  Cash                                                $    97,634     125,624
  Other receivables                                         2,000       1,000
  Notes receivable                                          1,875       1,875
                                                      -----------   ---------
            Current assets                                101,509     128,499

Machinery and equipment less accumulated
  depreciation of $108,666 and $101,230                   250,048     234,330
                                                      -----------   ---------
                                                      $   351,557     362,829
                                                      ===========   =========
           LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts payable                                   $     34,014      34,014
  Accrued liabilities                                     161,935     161,977
  Accrued payroll                                         536,935     550,574
  Accrued interest                                        177,601     183,000
  Line of credit                                          150,000         -
  Current portion of long-term debt                       300,435     309,489
  Related party debt - current                            281,598     281,598
                                                      -----------   ---------
            Total current liabilities                   1,642,518   1,520,652

Related party long-term debt                               48,630      48,630
Long-term debt                                            101,748     111,920
                                                      -----------   ---------
                                                          150,378     160,550
Stockholders' (deficit):
  Common stock, par value $.005 per
    share; authorized 50,000,000
    shares, issued and outstanding
    37,365,891 shares and 36,729,857
    shares, respectively                                  186,830     183,650
  Additional paid-in capital                            2,905,932   2,602,496
  Retained (deficit)                                   (4,534,101) (4,104,519)
                                                      -----------   ---------
            Total stockholders' (deficit)              (1,441,339) (1,318,373)
                                                      -----------   ---------
                                                      $   351,557     362,829
                                                      ===========   =========

                        GROEN BROTHERS AVIATION, INC.
                              AND SUBSIDIARY
                        (A Development Stage Company)

              Condensed Consolidated Statement of Operations
                                (Unaudited)




                                                                  Cumulative
                                                                    Amounts
                                                                     Since
                                           Three Months Ended       Develop-
                                              September 30,          ment
                                            1996        1995         Stage
                                       -----------  ----------    ----------
Revenue -
  interest and other                   $       113       4,072        19,446
                                       -----------  ----------    ----------
       Total revenue                           113       4,072        19,446

Expenses:
  Research and development
    expense                                216,556       6,174       990,138
  General and administrative
    expenses                               209,812     124,814     1,467,006
  Interest expense                           3,326       5,785       228,848
                                       -----------  ----------    ----------
       Total expenses                      429,694     136,773     2,685,992
                                       -----------  ----------    ----------
       Net (loss)                        $(429,581)   (132,701)   (2,666,546)
                                       ===========  ==========    ==========
(Loss) per share                            $(.011)      (.004)        (.079)
                                       ===========  ==========    ==========
Weighted average shares
  outstanding                           37,118,779  34,296,137    33,858,452
                                       ===========  ==========    ==========

                          GROEN BROTHERS AVIATION, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)

                  Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                                    Cumulative
                                                                     Amounts
                                                                       Since
                                             Three Months Ended       Develop-
                                                September 30,          ment
                                                1996       1995        Stage
                                            -----------  ----------  ----------

Cash flows from operating activities:
  Net (loss)                                  $(429,582)  (132,700) (2,666,546)
  Adjustments to reconcile net (loss)
    to net cash used in operating
    activities:
    Depreciation and amortization                 7,436      2,715      47,021
    Stock issued for services                    78,247      8,787     389,228
    Stock options issued below market               -          -        10,000
    Increase (decrease) in:
       Accounts receivable                       (1,000)       -        (3,875)
       Accounts payable                             -          -       (23,511)
       Accrued payroll                          (13,639)    31,909     452,019
       Accrued interest                          (5,399)       -       124,816
       Accrued liabilities                          (42)    12,268     103,453
                                             ----------  ---------  ----------
         Net cash used in
         operating activities                  (363,979)   (77,021) (1,567,395)
                                             ----------  ---------  ----------
Cash flows from investing activities:
  Purchase of property and equipment            (23,154)    (1,650)    (39,398)
  Increase in note receivable                       -          -        (6,250)
  Collections on notes receivable and advances      -          -         6,250
                                             ----------  ---------  ----------
         Net cash used in
         investing activities                   (23,154)    (1,650)    (39,398)
                                             ----------  ---------  ----------
Cash flows from financing activities:
  Change in line of credit                      150,000        -       150,000
  Proceeds from long-term debt                      -          -       132,000
  Proceeds from related party debt                  -       18,312     138,894
  Reduction of capitalized lease obligation     (19,226)       -       (26,776)
  Reduction of debt                                 -          -       (67,500)
  Reduction of related party debt                   -      (14,500)   (116,690)
  Proceeds from issuance of common stock        228,369     62,500   1,488,536
                                             ----------  ---------  ----------
         Net cash provided by
         financing activities                   359,143     66,312   1,698,464
                                             ----------  ---------  ----------
         Net increase (decrease) in cash        (27,990)   (12,359)     91,671

Cash, beginning of period                       125,624     20,383       5,963
                                             ----------  ---------  ----------
Cash, end of period                          $   97,634      8,024      97,634
                                             ==========  =========  ==========

                          GROEN BROTHERS AVIATION, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)

         Condensed Consolidated Statement of Cash Flows - Continued








Supplemental schedule of cash flow information:

                                                                    Cumulative
                                                                     Amounts
                                                                       Since
                                             Three Months Ended       Develop-
                                                September 30,          ment
                                                1996       1995        Stage
                                            -----------  ----------  ----------

  Cash paid during the period for:

    Interest                                    $ 3,326      5,785      61,194
                                             ==========   ========    ========
    Taxes                                       $   100        100         400
                                             ==========   ========    ========

                          GROEN BROTHERS AVIATION, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)

             Notes to Condensed Consolidated Financial Statements





(1) The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and subsidiary and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the three months ended September 30, 1996 and 1995 and cash flows for the three months ended September 30, 1996 and 1995. The results of operations and cash flows for the three months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the entire year.


(2) (Loss) per share is based on the weighted average number of shares outstanding at September 30, 1996 and 1995, respectively.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. The "Company" refers to the Registrant, its wholly-owned subsidiary, Sego Tool, Inc., and its Portugese subsidiary, Groen Brothers Aviation Portuguesa Aeronaves S.A. Unless otherwise stated, the financial activities described herein are those of Sego, which was the sole operating entity during the reporting period.

     There was no activity in the Company's Portuguese subsidiary, which the Company established to comply with government regulations regarding application for funds through a Portuguese government development program.

     During the first quarter the Company continued to develop the H2X (two seat) gyroplane, which, after its test flight phase and design freeze, will be renamed the Hawk III. The first market for the Hawk III will likely be the "public use" market in the US, which consists of civil government applications. In recent months, the Company has received significant interest from airborne law enforcement entities. In addition, the Hawk III will eventually be assembled in China, exclusively for the China market, from US-built subassemblies. The Company has recently signed a contract with a private Chinese company, the Shanghai Energy and Chemical Corporation (SECC), for the sale of 200 Hawk III gyroplanes. Deliveries are contingent upon the Hawk III certification by Chinese civil aviation authorities (CAAC). The Company will be working concurrently with both the FAA and the CAAC to achieve type-certification in both the US and China.

     The Company has entered into a lease agreement and will move into a larger facility than it now occupies, to be able to build demonstrator gyroplanes, the Hawk III and Hawk V, and to be able to begin production. The new building has a total area of 24,000 square feet and is located in Salt Lake City. This is considered an interim move by the Company, until it can build its own factory.

     Results of Operations

     Revenues decreased during the three month period ended September 30, 1996 to $113, compared to $4,072 for the same period in 1995. The Company stopped selling its information packets and video tapes, the main source of revenue in the past. During the three months ended September 30, 1996, research and development expenses amounted to $216,812, an increase from $6,174 for the same period in 1995. General and administrative expenses increased to $209,812 from $124,814 for the similar period ended 1995. The resulting losses increased to ($429,581) from ($132,701) for the quarters under comparison. The change reflects an increase in personnel hiring and accelerated development of the H2X (Hawk III) gyroplane.

     Liquidity and Capital Resources

     The Company's long-term needs for capital will be met with equity financing and/or debt financing based upon the sale of stock and taking of
factory orders with down payment deposits for the Hawk gyroplane.    The
Company is now flight testing the H2X (Hawk III), in anticipation of eventually taking down payments for future deliveries. An additional source of funds could be government grants from foreign countries. The Company estimates that it will need $25 million over the next three years to accomplish the following:

               -    Manufacture Demonstrator and Public Use Aircraft,
               -    Complete FAA Certification,
               -    Build a gyroplane factory,
               -    Enter into Production of type-certified gyroplanes.

     Interim financing is being obtained through the sale of Company stock to accredited investors, and through debt financing. From June 30 to September 30, the Company received $228,369 from the private sale of stock. Management believes the funding received to date combined with the funds to be received will adequately support operations through March 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: January 10, 1997              GROEN BROTHERS AVIATION, INC.


                              By:  /s/ David L. Groen
                                  -------------------------------
                                       David L. Groen, President