Form 10QSB
period 1996-12-31
GROEN BROTHERS AVIATION INC /UT/
filed 1997-02-11
CIK 870743

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                        Outstanding at
     Class                                            December 31, 1996
---------------                                      --------------------
Common Stock, $.005 par value                             37,621,217

            Page 1 of 10 consecutively numbered pages.

                        TABLE OF CONTENTS


Item 1.   Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheet,
               December 31, 1996 (unaudited) and June 30, 1996 . . . . . .  3

               Condensed Consolidated statement of operations for the six months ended December 31, 1996 and 1995 (unaudited) . . . .  4

               Condensed Consolidated statement of cash flows for the six months ended December 31, 1996 and 1995 (unaudited) . . . .  5

               Notes to condensed consolidated financial statements. . . .  7


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . .  8

                                 GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                (A Development Stage Company)
                                         Condensed Consolidated Balance Sheet

                                          December 31, 1996 and June 30, 1996


                                                   December 31,     June 30,
                                                         1996         1996
                                                   ------------  -----------
        Assets
Current assets:
   Cash                                            $    63,165   $  125,624
   Other receivables                                     2,000        1,000
   Notes receivable                                      1,875        1,875
                                                   ------------  -----------
         Current assets                                 67,040      128,499

Machinery and equipment less accumulated
 depreciation of $116,102 and $101,230                 247,419      234,330
                                                   ------------  -----------
                                                   $   314,459   $  362,829
                                                   ============  ===========
        Liabilities and Stockholders' (Deficit)
Current liabilities:
   Accounts payable                                $    34,014   $   34,014
   Accrued liabilities                                 161,970      161,977
   Accrued payroll                                     535,015      550,574
   Accrued interest                                    174,001      183,000
   Line of credit                                      150,000          -
   Current portion of long-term debt                   303,898      309,489
   Related party debt - current                        281,598      281,598
                                                   ------------  -----------
         Total current liabilities                   1,640,496    1,520,652
                                                   ------------  -----------
   Related party long-term debt                         48,630       48,630
   Long-term debt                                      179,579      111,920
                                                   ------------  -----------
Stockholders' (deficit):
   Common stock, par value $.005 per share;
    authorized 50,000,000 shares, issued and
    outstanding 37,621,217 shares and 36,729,857
    shares, respectively                               188,106      183,650
   Additional paid-in capital                        3,181,903    2,602,496
   Retained (deficit)                               (4,924,255)  (4,104,519)
                                                   ------------  -----------
         Total stockholders' (deficit)              (1,554,246)  (1,318,373)
                                                   ------------  -----------
                                                   $   314,459   $  362,829
                                                   ============  ===========
         Condensed Consolidated Statement of Operations (Unaudited)

                                 GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                (A Development Stage Company)
                   Condensed Consolidated Statement of Operations (Unaudited)

                                                                    Cumulative
                                                                      Amounts
                                                                       Since
                          Three Months Ended      Six Months Ended    Develop-
                              December 31,          December 31,        ment
                            1996       1995       1996       1995      Stage
                       -------------------------------------------------------
Revenue -
  Interest and other   $      85  $     217  $     198  $   4,289  $    19,531
                       -------------------------------------------------------
Total revenue                 85        217        198      4,289       19,531
                       -------------------------------------------------------
Expenses:
  Research and
    development expense  204,632      5,840    421,188     12,014    1,194,770
  General and
    administrative
    expenses             184,208    225,166    394,117    349,978    1,651,214
  Interest expense         1,303      7,750      4,629     13,535      230,151
                       -------------------------------------------------------
Total expenses           390,143    238,756    819,934    375,527    3,076,135
                       -------------------------------------------------------
Net (loss)             $(390,058) $(238,539) $(819,736) $(371,238) $(3,056,700)
                       =======================================================
(Loss) per share           (.010)     (.007)     (.022)     (.011)       (.089)
                       =======================================================
Weighted average
 shares outstanding   37,504,634  3,500,350 37,311,707 37,311,707   34,118,893
                      ========================================================

                                GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                (A Development Stage Company)
                   Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                                 Cumulative
                                                                   Amounts
                                                                    Since
                                            Six Months Ended       Develop-
                                               December 31,          ment
                                           1996         1995        Stage
                                       -------------------------------------

Cash flows from operating activities:
   Net (loss)                          $(819,736)   $(371,238)   $(3,056,700)
   Adjustments to reconcile net (loss)
     to net cash used in operating
     activities:
      Depreciation and amortization       14,872        5,429         54,457
      Stock issued for services          113,017      125,394        423,998
      Stock options issued below market      -            -           10,000
      Increase (decrease in:
         Accounts receivable              (1,000)         -           (3,875)
         Accounts payable                    -            -          (23,511)
         Accrued payroll                 (15,559)      67,981        450,099
         Accrued interest                 (8,999)         -          121,216
         Accrued liabilities                  (7)        (431)       103,488
                                       -------------------------------------
                  Net cash used in
                  operating activities  (717,412)    (172,865)    (1,920,828)
                                       -------------------------------------

Cash flows from investing activities:
   Purchase of property and equipmen     (27,961)      (1,875)       (44,205)
   Increase in note receivable               -        (12,088)        (6,250)
   Collections on notes receivable and
     advances                                -            -            6,250
                                       -------------------------------------
                  Net cash used in
                  investing activities   (27,961)     (13,963)       (44,205)
                                       -------------------------------------

Cash flows from financing activities:
   Change in line of credit              150,000          -          150,000
   Proceeds from long-term debt          100,596          -          232,596
   Proceeds from related party debt          -         10,500        138,894
   Reduction of capitalized lease ob     (38,528)         -          (46,078)
   Reduction of debt                         -            -          (67,500)
   Reduction of related party debt           -        (20,000)      (116,690)
   Proceeds from issuance of common      470,846      178,901      1,731,013
                                       -------------------------------------
                  Net cash provided by
                  financing activities   682,914      169,401      2,022,235
                                       -------------------------------------

                                GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                (A Development Stage Company)
                   Condensed Consolidated Statement of Cash Flows (Unaudited)
                                                                    Continued

                                                                 Cumulative
                                                                   Amounts
                                                                    Since
                                            Six Months Ended       Develop-
                                               December 31,          ment
                                           1996         1995        Stage
                                       -------------------------------------

         Net increase (decrease)
           in cash                       (62,459)     (17,427)        57,202

Cash, beginning of period                125,624       20,383          5,963
                                       -------------------------------------
Cash, end of period                    $  63,165    $   2,956    $    63,165
                                       =====================================

Supplemental schedule of cash flow information:

   Cash paid during the period for:

      Interest                         $   4,629    $  13,535    $    65,823
                                       =====================================
      Taxes                            $     100    $     100    $       500
                                       =====================================

During October 1995, the Company issued 8,824 shares of common stock in exchange for the satisfaction of a debt obligation of $3,000.

                                GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                (A Development Stage Company)
                         Notes to Condensed Consolidated Financial Statements





     (1) The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and subsidiary and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 1996 and the results of operations for the six months and three months ended December 31, 1996 and 1995 and cash flows for the six months ended December 31, 1996 and 1995. The results of operations and cash flows for the six months and three months ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the entire year.


     (2) (Loss) per share is based on the weighted average number of shares outstanding at December 31, 1996 and 1995, respectively.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. The "Company" refers to the Registrant, its wholly-owned subsidiary, Sego Tool, Inc., and its Portuguese subsidiary, Groen Brothers Aviation Portuguesa Aeronaves S.A. Unless otherwise stated, the financial activities described herein are those of Sego, which was the sole operating entity during the reporting period.

     There was no activity in the Company's Portuguese subsidiary, which the Company established to comply with government regulations regarding application for funds through a Portuguese government development program.

     During the second quarter the Company continued to develop the H2X gyroplane, The production designation for the H2X will be the Hawk III (three seat) gyroplane. Initial sales of the Hawk III will be to government agencies flying under Public Use rules. In September, 1996, the Company signed a contract in China with the Shanghai Energy and Chemical Company for the purchase of 200 Hawk III, to be paid for and delivered when the Hawk III is certified for China. These Hawk IIIs will be assembled in China from components manufactured in the US or Portugal.

     The Company has finalized an application, by invitation from the Portuguese Government, for grants and loans totaling up to $17 million for the establishment of a manufacturing plant in Evora Portugal. The Company expects to have a definitive response to its application by June.

     On February 3, 1997, on Test Series #020, the H2X flew for the first time, behaving in flight precisely as expected. The company test pilot, James Mayfield, is one of only a handful of gyroplane pilot examiners for the FAA, with more than 12,800 hours of flight time, 3,300 hours of which is in gyroplanes.


     Results of Operations

     Revenues remained insignificant during the three month period ended December 31, 1996 compared to the same period in 1995. During the three months ended December 31, 1996, general and administrative expenses decreased to $184,208 from $225,166 for the similar period ended 1995. The decrease was more than offset by a large increase in R&D expenses which increased to $204,632 from $5,840 for the three months under comparison. The Company had hired two additional engineers and two additional aircraft mechanics to accelerate the H2X program. The resulting losses increased to ($390,058) from

($238,539) for the quarters under comparison.

     Revenue decreased during the six month period ended December 31, 1996 to $198 from $4,289 compared to the same period in 1995. The Company stopped selling its information packets and video tapes, the main source of revenue in the past. Beginning in the third quarter 1995, the Company began referring interested parties, and the public in general, to its Internet Web Sight on the World Wide Web, thus significantly reducing the sale of information
packets.    During the six months ended December 31, 1996, general and administrative expenses amounted to $394,117 an increase from $349,978, while R&D costs increased to $421,188 from $12,014 for the similar period ended 1995. The increase mostly reflects increased personnel costs and engineering costs associated with the accelerated H2X program. The resulting losses increased to ($819,736) from ($371,238) for the six month periods under comparison.



     Liquidity and Capital Resources

     The Company's management expect that the long-term needs for capital will be met with equity/debt financing based upon sale of equity, debt instruments, and grant money. Short term financing will continue to come from the sale of restricted stock to accredited investors.

     The Company is presently applying for grants and loans from government entities, domestic and foreign, and is negotiating with private investors for equity financing to meet its business plan need of approximately $20 million over the next three years to: build a gyroplane factory; manufacture demonstrator aircraft; achieve FAA certification; establish distributorships, and enter into production.

     Current working capital requirements are being obtained through the sale of the Company's restricted stock and from loans. During the six months ended December 31, 1996 the Company had received $470,846 from the private sale of stock to accredited investors, and $250,596 in loans. Management believes the funding received to date combined with the funds to be received from its planned financing operations described above will adequately support operations through June 1997.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 10, 1997           GROEN BROTHERS AVIATION, INC.



                                   By:  /s/ David L. Groen
                                       ---------------------------
                                        David L. Groen, President