Form 10QSB
period 1997-03-31
GROEN BROTHERS AVIATION INC /UT/
filed 1997-05-15
CIK 870743

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ___________

                     Commission file number 018958

                  GROEN BROTHERS AVIATION, INC.
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

             Utah                                      87-0376766
------------------------------                     ------------------
State of other jurisdiction of                      I.R.S. Employer
Incorporation or organization                      Identification No.

     1784 West 500 South
     Salt Lake City, Utah                                84104
------------------------------                     ------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                         Outstanding at
          Class                                          March 31, 1997
-----------------------------                            --------------
Common Stock, $.005 par value                              38,070,481

                 Page 1 of 10 consecutively numbered pages.

                             TABLE OF CONTENTS


Item 1.   Condensed Financial Statements

               Condensed Consolidated Balance Sheet,
               March 31, 1997 (unaudited) and June 30, 1996  . . . . . . 3

               Condensed Consolidated statement of operations for the nine months ended March 31, 1997 and 1996 (unaudited) . . 4

               Condensed Consolidated statement of cash flows for the nine months ended March 31, 1997 and 1996 (unaudited) . . 5

               Notes to condensed consolidated financial statements  . . 7


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . 8

                                GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                (A Development Stage Company)
                                         Condensed Consolidated Balance Sheet

                                           March 31, 1997  and June 30, 1996

                                                  March 31,         June 30,
                                                    1997             1996
                                                 (Unaudited)
                                             ---------------------------------
           Assets
Current assets:
   Cash                                       $   171,984      $   125,624
   Other receivables                                2,000            1,000
   Notes receivable                                 1,875            1,875
                                             ---------------------------------
             Current assets                   $   175,859      $   128,499

Machinery and equipment less accumulated
 depreciation of $123,538 and $101,230            245,490          234,330
                                             ---------------------------------
                                              $   421,349      $   362,829
                                             =================================

           Liabilities and Stockholders' (Deficit)
Current liabilities:
   Accounts payable                           $    40,194      $    34,014
   Accrued liabilities                            161,970          161,977
   Accrued payroll                                515,031          550,574
   Accrued interest                               170,401          183,000
   Line of credit                                 150,000              -
   Note payable                                   350,000              -
   Current portion of long-term debt              310,520          309,489
   Related party debt - current                   275,387          281,598
                                             ---------------------------------
             Total current liabilities          1,973,503        1,520,652
                                             ---------------------------------
Related party long-term debt                       20,441           48,630
Long-term debt                                    121,541          111,920
                                             ---------------------------------
Stockholders' (deficit):
   Common stock, par value $.005 per share;
     authorized 100,000,000 shares, issued
     and outstanding 38,070,481 shares and
     36,729,857 shares, respectively              190,352          183,650
   Additional paid-in capital                   3,546,752        2,602,496
   Retained (deficit)                          (5,431,240)      (4,104,519)
                                             ---------------------------------
             Total stockholders' (deficit)     (1,694,136)      (1,318,373)
                                             ---------------------------------
                                              $   421,349      $   362,829
                                             =================================

                                  GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                  (A Development Stage Company)
                     Condensed Consolidated Statement of Operations (Unaudited)


                                                                                  Cumulative
                                                                                   Amounts
                                                                                    Since
                                 Three Months Ended     Nine Months Ended          Develop-
                                      March 31,              March 31,               ment
                                  1997        1996       1997        1996            Stage
                            ------------------------------------------------------------------
Revenue -
 Interest and other          $     2,904  $       192  $     3,102  $     4,481  $    22,435
                            ------------------------------------------------------------------

      Total revenue                2,904          192        3,102        4,481       22,435
                            ------------------------------------------------------------------
Expenses:
 Research and
  development expense            183,131       19,790      642,409       31,804    1,415,991
 General and
  administrative expenses        322,914      160,396      678,942      510,374    1,936,136
 Interest expense                  3,843          559        8,472       14,094      233,994
                            ------------------------------------------------------------------
      Total expenses             509,888      180,745    1,329,823      556,272    3,586,121
                            ------------------------------------------------------------------
      Net (loss)             $  (506,984) $  (180,553) $(1,326,721) $  (551,791) $(3,563,686)
                            ==================================================================
(Loss) per share                  (0.013)      (0.005)      (0.035)      (0.016)      (0.104)
                            ==================================================================
Weighted average shares
 outstanding                  37,916,632   35,913,803   37,513,348   35,070,097   34,372,076
                            ==================================================================

                                  GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                  (A Development Stage Company)
                     Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                                               Cumulative
                                                                                Amounts
                                                      Nine Months Ended          Since
                                                           March 31,           Development
                                                     1997           1996         Stage
                                              ---------------------------------------------
Cash flows from operating activities:
  Net (loss)                                   $ (1,326,721)  $   (551,791)  $ (3,563,685)
  Adjustments to reconcile net (loss) to
    net cash used in operating activities:
     Depreciation and amortization                   22,308         18,457         61,893
     Stock issued for services                      246,458        163,352        557,439
     Stock options issued below market                  -              -           10,000
     Increase (decrease)in:
        Accounts receivable                          (1,000)           -           (3,875)
        Accounts payable                              6,180            -          (17,331)
        Accrued payroll                             (35,543)        93,188        430,115
        Accrued interest                            (12,599)       (12,000)       117,616
        Accrued liabilities                              (7)        (2,329)       103,488
                                              ---------------------------------------------
           Net cash used in
           operating activities                  (1,100,924)      (291,123)    (2,304,340)
                                              ---------------------------------------------
Cash flows from investing activities:
  Purchase of property and equipment                (24,890)       (26,814)       (41,134)
  Increase in note receivable                           -              -           (6,250)
  Collections on notes receivable and
    advances                                            -          (27,288)         6,250
                                              ---------------------------------------------
           Net cash used in
           investing activities                     (24,890)       (54,102)       (41,134)
                                              ---------------------------------------------
Cash flows from financing activities:
  Change in line of credit                          150,000            -          150,000
  Proceeds from note payable                        350,000            -          350,000
  Proceeds from long-term debt                      100,596            -          232,596
  Proceeds from related party debt                      -           12,000        138,894
  Reduction of capitalized lease obligation         (89,944)           -          (97,494)
  Reduction of debt                                     -              -          (67,500)
  Reduction of related party debt                       -          (37,000)      (116,690)
  Proceeds from issuance of common stock            661,522        363,901      1,921,689
                                              ---------------------------------------------
           Net cash provided by
           financing activities                   1,172,174        338,901      2,511,495
                                              ---------------------------------------------

                                  GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                  (A Development Stage Company)
                     Condensed Consolidated Statement of Cash Flows (Unaudited)
                                                                      Continued

                                                                               Cumulative
                                                                                Amounts
                                                      Nine Months Ended          Since
                                                           March 31,           Development
                                                     1997           1996         Stage
                                              ---------------------------------------------

            Net increase (decrease) in cash          46,360         (6,324)       166,021

Cash, beginning of period                           125,624         20,383          5,963
                                              ---------------------------------------------
Cash, end of period                             $   171,984   $     14,059   $    171,984
                                             =============================================

Supplemental schedule of cash flow information:

  Cash paid during the period for:

     Interest                                   $     8,472   $     26,094   $     66,340
                                             =============================================
     Taxes                                      $       100   $        100   $        400
                                             =============================================

                                 GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                 (A Development Stage Company)
                          Notes to Condensed Consolidated Financial Statements



     (1) The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and subsidiary and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1997 and the results of operations for the nine months and three months ended March 31, 1997 and 1996 and cash flows for the nine months ended March 31, 1997 and 1996. The results of operations and cash flows for the nine months and three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.


     (2) (Loss) per share is based on the weighted average number of shares outstanding at March 31, 1997 and 1996, respectively.

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

     During the third quarter the Company continued to develop the H2X (two seat) gyroplane, an expanded version of which, the Hawk III, will initially be assembled in China from components and sold in the China market. The H2X was flown successfully for the first time in February. Test flights are being made weekly, and the development program is progressing as planned.


     Results of Operations

     Revenues increased to $2,904 during the three month period ended March 31, 1997 compared to $192 for the same period in 1996. The increase was mainly interest income. During the same period under comparison, research and development expenses increased to $183,131 from $19,790 and general and administrative expenses increased to $322,914 from $160,396. The increase was due to the hire of additional personnel necessary to further the development of the H2X gyroplane. The resulting losses during the three month period ended March 31, 1997 increased to ($506,984) from ($180,553) for the same period in 1996.

     Revenues decreased to $3,102 during the nine month period ended March
31, 1997 compared to $4,481 for the same period in 1996. The decrease was due to less interest income. For the nine months ended March 31, 1997, research and development and general and administrative expenses amounted to $642,409 and $678,942 respectively, which is an increase from $31,804 and $510,374 for the similar period ended 1996. The increase is due to the hiring of more personnel and increased activity developing the H2X gyroplane. The resulting losses increased to ($1,326,721) from ($551,791) for the nine month periods under comparison

     Liquidity and Capital Resources

     Interim financing is being obtained through the sale of the Company's restricted stock, and through debt financing. During the nine months ended March 31, the Company had received $661,522 from the private sale of stock to accredited investors. Management believes the funding received to date, combined with the funds to be received from sale of stock to accredited investors, will adequately support operations through June 1997.

     The Company is moving into a larger facility in May, where it will eventually begin production of its gyroplanes. The Company has signed an agreement with an existing shareholder for an equity investment of $3.35 million to come into the Company during May, thus insuring a smooth transition to the new facility. The investment will be reflected in the fourth quarter's statement.

     Long-term financing is being pursued through private investors and foreign governments. As a partial alternative to long-term financing, management believes that, with enough firm orders, the Company can obtain debt financing for the planned factory backed by a building contractor and equipment leasing company. The Company has begun taking orders for gyroplanes, however, no down payments will be required until the Company can give delivery dates.


     Plan of Operations

     The Company is engaged in the business of developing, manufacturing and marketing aircraft commonly known as "gyroplanes." The Company has designed a gyroplane (or autogyro), trade named "the Hawk," by applying modern aerospace design and materials. The Company will eventually offer four FAA type-certified models, the three seat Hawk III, five seat Hawk V, eight seat Hawk VIII, and tandem two seat Nighthawk. These aircraft have broad application in almost all areas of general aviation.

     The Company is moving in May to an interim location, where limited manufacture of its products can take place. Until full production is commenced, the Company will implement an interim production plan to produce the Hawk III, the forerunner of the Hawk series. Not all markets for the Hawk require that they be FAA type-certified. Demand for an uncertified gyroplane (U.S. federal, state and local government public use and foreign public use markets) and the use of outside suppliers will enable the Company to begin producing much earlier than otherwise possible.

     The Company is currently exploring opportunities for full manufacturing in Portugal, China, and Canada. The Company has already established subsidiary corporations in Portugal and China. Some of the aircraft manufactured in the U.S. and/or Portugal will be sent to China for final assembly and delivery within China. Funding for manufacturing facilities in both Portugal and South Africa is currently pending and is the subject of ongoing negotiations.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 12, 1997                      GROEN BROTHERS AVIATION, INC.



                                   By: /s/ David Groen
                                       ----------------------------------
                                        David Groen, President