Form 10KSB
period 1997-06-30
GROEN BROTHERS AVIATION INC /UT/
filed 1997-09-19
CIK 870743

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               Form 10-KSB

              Annual Report Pursuant to Section 15(d) of the
                    Securities Exchange Act of 1934

                 For the Fiscal Year Ended June 30, 1997
                     Commission File Number 0-18958

                      Groen Brothers Aviation, Inc.
           -----------------------------------------------------
           (Exact name of Registrant as specified in its charter)


                Utah                                  87-0376766
   -------------------------------           ------------------------------
   (State or other jurisdiction of           I.R.S. Employer Identification
    Incorporation or organization)                     Number

1784 West 500 South, Salt Lake City, Utah                     84104
-----------------------------------------                   ----------
(Address of principal executive offices)                    (Zip Code)

Company's telephone number, including area code:  (801) 973-0177

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                      Common Stock (Par Value $.005)
                      ------------------------------
                            (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes   XX        No ___

     As of June 30, 1997, the Registrant had outstanding 41,758,711 shares of common stock, par value $.005 per share, which is the Registrant's only class of common stock.

            Documents Incorporated by Reference:  None

Note:  Exhibit index required by item 601 of Regulation S-K appears on page 13.


             Page 1 of 34 pages, including exhibits.

                              PART I

Item 1.   Business

The Company

     Groen Brothers Aviation, Inc. ("the Company") was incorporated in the state of Utah on July 28, 1980. On September 18, 1990, the Company exchanged 80 percent of its common stock for 100 percent of the common stock of Sego Tool, Inc., a Utah Corporation. This was in effect a reverse acquisition of the Company by the owners of Sego Tool. The Company changed its name from New Wave Energy to Groen Brothers Aviation on October 3, 1990. Prior to July 1, 1993 the Company's intent was to lease the technology to other entities to develop the gyroplane, and the Company would receive royalties on its technology. Effective July 1, 1993, the Company determined that it would be best for the Company to complete development itself and then manufacture the gyroplane. Because of this change in business focus, the Company became a development stage business on July 1, 1993 under SFAS No. 7.

     The Company, through its now wholly-owned Subsidiary, Sego Tool, is developing for manufacture the Hawk gyroplane. The Company's only operations are through its wholly-owned subsidiary. Hereafter, "the Company" will refer to the operations of Groen Brothers Aviation, Inc. and its wholly-owned subsidiary, Sego Tool, Inc.

The Product

     The Company's product, the Hawk gyroplane (Hawk), flies on the same principle as the gyroplane (or autogiro) of the 1930s, but with modern aerospace design and performance. The Hawk is a rotorcraft which is a hybrid cross between the helicopter and the airplane, employing a free-spinning rotor blade for lift and an engine driven propeller for thrust. It is far easier to operate and maintain and it is quieter in flight than all helicopters and many airplanes. The Hawk is capable of vertical takeoff and landing, and yet is relatively inexpensive to operate.

     Hawk Series

     The Company is now flight testing its H2X prototype from which is being derived the Hawk III (3 seats). The H2X is the Company's third, successfully flying prototype. The Company is presently planning for and has built in mockup form, the Hawk V, a five seat gyroplane. The FAA has issued the Company a research and development airworthiness certificate, under which the Company runs its flight test programs.

     The Hawk III will be the basis of a subassembly package to be assembled and sold in China, and will also be offered to the U.S. "public use" market in finished form. The Hawk III is the first of four planned gyroplane models to be FAA type-certified for manufacture, including the Hawk III (3 seat), Hawk V (5 seat), Night Hawk (tandem 2 seat), and Hawk VIII (8 seat).

     The H2X

     The H2X is presently being flown successfully with vertical takeoff and landing (VTOL) capability, employing the Company's patented rotorhead technology. The H2X VTOL performance is a significant improvement over that of gyroplanes in the past. The Company has set a weight and density altitude record for vertical takeoffs by a gyroplane.

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

     It was hoped that an automotive derivative engine would be cheaper to produce and lighter in weight than a traditional aircraft engine. The Company has decided that any benefits from an automotive derivative engine, if they exist at all, are marginal. Therefore, the Company has now chosen to power the Hawk III with the Continental TSIOL-550 FAA-certified aircraft engine. Continental Motors has agreed to provide significant assistance to the Company in its FAA certification of the Hawk III using the Continental engine.

     FAA Type-Certified Gyroplane Series

     The Hawk V will account for the majority of the Company's planned gyroplane production. The Hawk V will seat two in front and three in back on a bench seat, similar to helicopters of this size. All other models will be variants, using the same basic rotor system. The fuselage of the Hawk III will be shortened and the Hawk VIII will be stretched. The fuselage of the Nighthawk will be a narrow version of the Hawk V used in air surveillance and crop spraying. A mockup of the Hawk V now exists. It is designed to carry five people, each weighing 180 pounds, and five bags, each weighing 35 pounds. The planned range of the Hawk V is 500 miles.

     Jets may be added to the tips of the rotor blades of the heavier gyroplanes of the Hawk series to better facilitate vertical takeoff and landing. At present the company is evaluating ramjets and pulse jets for this role. The main powerplants on the larger of the Hawk series will be FAA certified turboprop jet engines.

     In addition to the safety of a backup power source, jet-tipped rotors can provide a light-weight solution to the prerotation method now used for vertical takeoff in the H2X. With the rotor being powered at the tips of the rotor blades, there is no torque to be counteracted, and therefore no need for an antitorque device such as a tail rotor. A jet-tipped rotor is capable of sustaining flight for emergency landings (or greatly extending the glide path), but because of high fuel consumption, the rotor will be powered normally for very short periods, mainly during takeoff.

     The Company presently has twenty-one full-time employees. The Company employs twenty additional consultants, which includes FAA airworthiness conformity and design engineering. For further discussion see Item 7 and Item 13.

Marketing

     The projected market for gyroplanes can be broken into three general categories, with their respective sub-categories as shown in the following tabulation.

     Public Sector Sales

          A.  Law Enforcement Agencies (Hawk III, Night Hawk)
               1.  Police Forces
               2.  Highway Patrol
               3.  Border Patrol
               4.  Coast Guard
               5.  Sheriff Departments
               6.  Customs and Excise Departments
               7.  Drug Enforcement Agencies

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

     Private Sector Sales (Hawk III, V, VIII)
          A.  Personal Travel
          B.  Flying Clubs
          C.  Sport Aviation

     At present the U.S. and international market for rotorcraft described above is largely not being served. Airplanes are not capable of vertical takeoff and landing, which is a requirement of the above markets in many cases, and helicopters are too expensive. While the acquisition price of a Hawk V and a Bell 206 helicopter (5 seat) will be about the same, the operating cost (fuel, maintenance, insurance) of the Hawk will be less than half that of the Bell. It is the Company's plan, with its prototype gyroplanes, to deliver rotary wing (helicopter) performance at near fixed wing (airplane) operating costs. The estimated price of the Hawk III is to be $270 thousand. The estimated prices of the Hawk V and Hawk VIII are to be $900 thousand and $1.2 million respectively.

     The Company is attempting to serve the U.S. market first. However, there has been acute interest by foreign companies and governments, with attractive monetary offers, for locating manufacturing facilities in those countries. These include Canada, China, and Portugal. The Company has signed a contract with a private company in China, the Shanghai Energy and Chemical Company (SECC). This contract is for the Company to supply 200 Hawk III gyroplanes, an order totaling more than $40 million. The Company consolidated financial statements do not reflect these pending orders, as no money has yet changed hands. A key provision of the sales contract with SECC is that the gyroplanes first be certified for the Chinese market.

     The China Market

     SECC delivers natural gas and propane to urban housing, as well as fine chemicals to industry. In doing so, it has entered into the transportation business as a necessity in distributing its energy and chemical products. As an extension of this business, SECC plans to transport people in a regional air-taxi business, using the Hawk Gyroplane. Provisions in the Contract between the Company and SECC will allow SECC to substitute, at the higher cost, Hawk Vs for Hawk IIIs as they become available. The plan is eventually to ship subassemblies of the Hawk III to Nanjing, China for final assembly by a Chinese subsidiary which is wholly owned by the Company. Creating a subsidiary in China is more difficult than participating in a joint venture, but it insures complete control by the Company.

     It is common practice for aircraft manufacturing companies to take orders up to two years before delivery, especially on a new design such as the Hawk gyroplane. The Hawk V and VIII will eventually be used in China. Following extensive studies of the Company's projected models, the Chinese see roles in private and government use.

     China's economy is growing at a real rate of more than 10 percent per year on a very large economic base, and the population of 1.2 billion is showing signs of stabilizing. The transportation sector which serves an area as large as the U.S., but with no comparable highway system, is falling behind due to increased demand for personal travel and the movement of goods. All forms of transport will remain heavily oversubscribed for years to come. The air taxi service eventually will fill an important market niche serving high government officials, wealthy Chinese, and foreign residents who cannot afford to spend the distressingly long time it takes to travel by train or bus to cities that are not served by airlines. The Hawk V will be able to take off and land vertically, eliminating the need for runways, but it will be much safer than a helicopter and will operate at a fraction of the cost. The taxi service will be most profitable at distances up to 350 miles, but could reach 550 miles on one fueling.

United States Public Use-Market

     The Company has begun to respond to demands from the public-use market for its gyroplanes. The public-use market includes all civil government use of aircraft, primarily law enforcement. Under pubic-use law, government entities may fly aircraft that have not been certified by the FAA, because these entities do not fall under the jurisdiction of the FAA. Although the Company is building its aircraft to FAA specifications (FAR Part 27), and will in the future achieve an FAA type certificate, it has an opportunity to enter the commercial market early through public-use. In recent months, the Company has received over five hundred direct inquiries from Sheriff and Police Departments from numerous states.

Manufacturing

     In 1997, the Company moved into a new facility with enough floor space to create an interim manufacturing facility, with parts being made by subcontractors. This interim manufacturing plan provides guidelines and procedures for all materials management, floor plan, FAA quality control, and assembly. The Company still plans to build a full manufacturing facility in the city of Tooele.

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

     The Company had planned to finalize a contract with the Portuguese government during the first quarter of the 1997 calender year, however, the government has slowed the process of application, and a final result cannot now be predicted. There is still a small window of opportunity for the Portuguese, but as the Company continues to expand, the window will soon close.

Item 2.   Properties

     The Company leases its present facility, occupying approximately 25,000 square feet, within which it is constructing its prototype gyroplanes. This interim development/ manufacturing facility is located at 2320 W. California Avenue, Suite A, Salt Lake City, UT 84104.

Item 3.   Legal Proceedings

     The Company is a plaintiff in litigation in Germany. Pursuant to a loan agreement with a German citizen and two European banks, the Company delivered four million shares of common stock as collateral, in July of 1993. A loan was never received on the collateral and in December of 1993 the Company filed criminal charges and retained a law firm in Germany to commence civil litigation there. In 1997, the German Courts judged favorably for the Company on all counts. The defendant has appealed on a technicality. The Company has obtained injunctions preventing the transfer and/or sale of the collateral.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.   Market for the Registrant's Common Stock and Related
         Security Holder Matters

     The Company's common stock, $.005 par value, is traded Over The Counter, and is listed on the OTC Bulletin Board as GNBA. No cash dividends have been paid for the past four quarters.

     Quarterly Common Stock Bid Price Ranges (Calendar Year)

Year

1995            1st             .59             .31
                2nd             .56             .09
                3rd             .44             .09
                4th             .38             .03
1996            1st             .44             .25
                2nd             .66             .44
                3rd            2.75             .94
                4th            2.00             .94
1997            1st            1.88            1.25
                2nd            1.69             .94

The number of shareholders of record for the company's common stock as of June 30, 1996 were 616, and the number of shares issued and outstanding were 41,758,711.

Item 6.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations

     Revenue

     Based on current factors, the Company anticipates that it will earn initial revenue from the sales of gyroplane in fiscal 1998.

     During 1997, total revenue decreased by 358 percent compared to 1996, from $7,761 to $1,694, because there was a decrease in interest income. Although the percentage decrease is large, the base for comparison was small. Revenue in 1997 and 1996 consisted of interest income.

     During 1996, total revenue increased by more than 206 percent compared to 1995 because there was an increase in interest income. Investment money was brought in as it was needed.

     Research and Development Costs

     During 1997, development costs increased from $477,138 to $768,424, a 61 percent over the 1996 level. The increase continues the accelerated development trend started in 1996.

     During 1996, development costs increased 220 percent over 1995. The substantial increase was large, reflects a recent, high level of activity within the Company to finish the Hawk III development phase and to transition into FAA certification and production.

     General and Administrative Costs

     General and administrative costs in 1997 increased 106 percent compared to 1996 to $1,026,798 from $497,814. The large increase reflects a larger work force and a move into a bigger facility, which will accomodate initial manufacturing of the Company's aircraft.

     General and administrative costs in 1996 increased by 2 percent compared to 1995. The increase was not significant, indicating that the administrative structure was adequate for supporting the large increase in R & D personnel.

     Net Earnings

     During 1997 and 1996 the Company continued to record losses as it conducted flight tests, built new models, and moved toward full marketing and manufacturing of the Hawk gyroplane.

Liquidity and Capital Resources

     The Company estimates that capital requirements will increase significantly over the next year as more resources are required to reach planned goals. Testing of the H2X has been successful to date, and the Company is now designing the production version of the Hawk III. The actual schedule of the planned expansion ultimately depends upon the Company's ability to attract capital.

     The capital necessary to move the Company into full scale manufacturing within three years is approximately $24 million; of which an estimated $7.5 million will be spent on FAA Type Certification and building demonstrator aircraft. Eventually, an estimated $13 million will be spent on the manufacturing plant, equipment, and hangar facilities. The Company is pursuing an equity investment of up to $24 million from an investment banking source, Benefit Capital Corporation of Irvine, California.

     Over the next six months the Company plans to fund its operations with up to $3 million equity investment from accredited investors. The Company anticipates that beginning June 1998, sales of gyroplanes will provide an additional source of capital in the form of cash from down payments. It is common practice in the aircraft industry to take down payments to establish delivery positions on new aircraft which may not be delivered for two years or more. High capital costs, and the lack of competition resulting from strict FAA regulation are responsible for this practice. The Company continues to receive foreign and domestic interest in its products.

     Management does not anticipate that revenues or expenses will be materially affected by inflation over the next twelve months.

Item 7.   Financial Statements

     Index to Consolidated Financial Statements

     Independent auditors' report of Tanner + Co.              F-1

     Financial statements:

          Consolidated balance sheet, June, 30, 1997.          F-2

          Consolidated statement of operations for the two
          years ended June 30, 1997 and 1996.                  F-3

          Consolidated statement of stockholder's
          (deficit) for the two years ended June 30, 1997
          and 1996.                                            F-4

          Consolidated statement of cash flows for the two
          years ended June 30, 1997 and 1996.                  F-8

          Notes to consolidated financial statements.          F-10



Item 8.   Changes in and Disagreements with Accountants on
----------------------------------------------------------
          Accounting and Financial Disclosure
          -----------------------------------

     There has been no change of accountants or reporting disagreements on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure.

Item 9.  Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     The following table contains the names and ages of all directors; all positions and offices with the Registrant held by each such person; the term of office as a director and any period during which he has served as such.

     Name                     Age            Positions
     ----                     ---            ---------
     David L. Groen           46             Director and President
     H. Jay Groen             53             Director
     Philip F. Cannon         83             Director
     Nathan W. Drage          39             Vice-President

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

Family Relationships

     H. Jay Groen and David L. Groen are brothers.

Background on Directors and Officers

     David L. Groen is a Director and President of the Registrant.
Immediately prior to forming Groen Brothers Aviation, David Groen was a partner and accountant for Seagull Recycling Company. Previously, he held executive positions in the helicopter industry with Sales and Marketing, Safety Officer, Branch Manager, and chief Pilot responsibilities. Groen has logged more than 7,000 military and commercial hours in rotor-wing aircraft and 400 hours in fixed-wing aircraft. As a U.S. Army warrant officer in Vietnam he flew hundreds of combat missions. In Vietnam, Groen was promoted to Senior Aircraft Commander of the 61st Assault Helicopter company (AHC) at age 20, the youngest person at that time ever to attain that position. As the Mission Planning Officer for the 61st AHC, during an unprecedented expansion of the company's combat role, Groen lost no aircraft or men. Groen received his Certificate of Graduation in 1970 from the U.S. Army Warrant Officer Flight School. He is flight qualified in most American and French helicopters, and has attended Aerospatiale factory schools on the models SA315, SA316 and SA319. Over the years, Groen's commercial helicopter missions have involved such work as emergency medical service, power line construction, topographical survey, long line seismic, and wildcat oil drilling operations. Groen is co-author, along with his brother Jay, of a best selling Vietnam War novel entitled Huey.

     H. Jay Groen is a Director of the Registrant. Before joining GBA, Jay Groen co-founded Seagull Recycling Company, an organization that developed an original supply of secondary paper fiber for sale to domestic and Far East markets. Prior to this business venture, he was the President of China West, Inc., a Washington D.C.-based organization representing U.S. firms in the Peoples' Republic of China. In this role, Groen negotiated joint venture and trade agreements in such diverse industries as machine building, petroleum, coal, agriculture, light manufacturing, handicrafts, and forest products. Early in his career, Groen spent ten years as an economist for the Central Intelligence Agency (CIA) doing original research on Asia, with a particular interest on the China. As part of his responsibilities with the CIA, Groen prepared written and oral briefs for the White House staff and members of Congress, and lectured at the National War College. Groen served in the U.S. Air Force as a Chinese linguist in both Vietnam and Asia. He is the co-author, along with his brother David, of a best selling book entitled Huey, a novel about the Vietnam War. Groen has also published several other writings including: 1) The Sweet and Sour China Market," China Under the Four Modernizations; and 2) "Buying from China," U.S. China Economic Relations: A

Reappraisal. In 1970 and 1973, respectively, Groen received a B.A. in Economics from the University of Utah and an M.A. in Economics from Virginia Polytechnic Institute and State University. He also received a Language Certificate in Mandarin Chinese from Yale University in 1964. A private pilot with a practical background in aeronautical design, Groen has added much innovation to the Hawk gyroplane.

     Philip F. Cannon is a director of the Registrant. Philip Cannon began his distinguished career in international business as an engineer for Colgate Company, then assumed management consulting and production manufacturing posts with McKinsey & Company, Emhart Manufacturing, Federal Pacific Electric Company, and Hoover Worldwide Corporation. As a Vice President at Hoover, Cannon oversaw all of the company's production trouble-shooting in Canada, Latin America and England. He was a founder of Coloney, Cannon, Main and Pursell, a diversified management consulting firm with offices in London and New York. This firm was acquired by Towers, Perrin, from which Cannon retired as Vice President in 1979. Following an additional six years of private consulting in Europe, Cannon returned to Salt Lake City and joined GBA as Director of Manufacturing in 1990. In his current position, Cannon is responsible for the overall production strategy and management for the manufacturing of GBA's Hawk series gyroplanes. He has written a comprehensive manufacturing plan and facilities plan for the continuing phases of the company's development.

     Nathan W. Drage is an officer of the Registrant. Nathan Drage is an attorney licensed to practice law in Utah and California who has been affiliated with the Company for more than eight years. Drage obtained his Bachelor of Science in Finance from the University of Utah in 1983, and his Law Degree from McGeorge School of Law in 1987. Specializing in securities and corporate law, he is a member of the Securities Law and International Law sections of the Utah Bar Association and American Bar Association. In his private practice he has represented publicly and privately held corporate clients throughout the U.S. in various financing matters. Appointed by the Governor of Utah, he is former Chairman of the Advisory Committee to the Utah Division of Corporations.

Item 10. Executive Compensation
-------------------------------

     No director or executive officer of the Registrant received cash compensation in excess of $100,000 during the last fiscal year. Both Jay Groen and David Groen hold options of 2,475,000 shares at $.09 per share to be purchased by 1999. Nathan Drage holds an option to purchase one million shares at $.25 per share.

Item 11. Security Ownership of Certain Beneficial Owners and
------------------------------------------------------------
         Management
         ----------

     The following shows the shares of common stock owned as of June 30, 1997 by all the Directors and Officers individually and as a group. No individual investors, other than those shown, own more than five percent of the outstanding common stock. Each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name  and  Address                      Amount of               Percent
of Beneficial Owner                     Ownership               of Class
-------------------                     ----------              --------

David Groen, President                  9,973,797                  23.88
2320 California Avenue
Salt Lake City, UT 84104

Jay Groen, Director                     6,260,078                  14.99
2320 California Avenue
Salt Lake City, UT 84104

Philip Cannon, Director                   561,544                  01.34
2320 California Avenue
Salt Lake City, UT 84104

Nathan Drage, Vice President              144,925                  00.35
2320 W. California Avenue
Salt Lake City, UT 84104

All Officers and Directors             16,940,344                  40.56

Lyle Campbell                           3,604,400                  08.63
c/o Chapman & Cuttler
111 W. Monroe Street
Chicago, IL 60603


     1. Includes 117,593 shares held by the Nathan W. Drage Family Trust. Mr. Drage does not claim any beneficial ownership under the trust

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The Company owes $180,000 to a company owned by Directors Jay and David Groen.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

(a) (1)   The following financial statements are included in Part II:
          Report of Independent Certified Public Accountants
                                                              Page
                                                              ----
     Independent auditors' report of Tanner + Co.             F-1

     Financial statements:

          Consolidated balance sheet, June, 30, 1997.         F-2

          Consolidated statement of operations for            F-3
          the two years ended June 30, 1997, 1996.

          Consolidated statement of stockholder's equity      F-4
          (deficit) for the years ended June 30, 1997, 1996.

          Consolidated statement of cash flows for the two    F-8
          years ended June 30, 1997, 1996.

          Notes to consolidated financial statements.         F-10

                                 Signatures


     Pursuant to the requirements of Section or 15 (d) of the Securities Exchange Act of 1934, Groen Brothers Aviation, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                        Groen Brothers Aviation, Inc.



      s/ David L. Groen                 Date:     September 15, 1997
     ------------------------           ----------------------------
     David L. Groen President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


      s/ H. Jay Groen                   Date:     September 15, 1997
     ------------------------           ----------------------------
     H. Jay Groen   Director


      s/ David L. Groen                 Date:     September 15, 1997
     ------------------------           ----------------------------

     David L. Groen Director


      s/ Philip Cannon                  Date:     September 15, 1997
     ------------------------           ----------------------------

     Philip Cannon  Director

                                  GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                 (A Development Stage Company)
                                    Index to Consolidated Financial Statements
                                                    and Supplemental Schedules
------------------------------------------------------------------------------


                                                                Page
                                                                ----

     Independent auditors' report                                F-1

     Financial statements:

         Consolidated balance sheet, June 30, 1997               F-2

         Consolidated statement of operations for the
         two years ended June 30, 1997 and 1996 and
         cumulative amounts since July 1, 1993 (date
         of commencement of development stage)                   F-3

         Consolidated statement of stockholders' equity
         (deficit) for the two years ended June 30, 1997
         and 1996 and cumulative amounts since July 1, 1993
         (date of commencement of development stage)             F-4

         Consolidated statement of cash flows for the
         two years ended June 30, 1997 and 1996 and
         cumulative amounts since July 1, 1993 (date
         of commencement of development stage)                   F-8

         Notes to consolidated financial statements.            F-10



------------------------------------------------------------------------------

                                                INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Groen Brothers Aviation, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Groen Brothers Aviation, Inc. and subsidiary, (the Company), a development stage company, as of June 30, 1997, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for each of the two years in the period ended June 30, 1997 and cumulative amounts since July 1, 1993 (date of commencement of development stage). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Groen Brothers Aviation, Inc. and subsidiary, as of June 30, 1997, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1997, and cumulative amounts since July 1, 1993 (date of commencement of development stage), in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 10 to the consolidated financial statements, the Company has suffered recurring losses and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah
August 1, 1997

                                  GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                 (A Development Stage Company)
                                                    Consolidated Balance Sheet

                                                                 June 30, 1997
------------------------------------------------------------------------------


           Assets
           ------
Current assets:
    Cash                                              $   211,818
    Receivables                                             3,875
    Equipment held for sale                             2,200,000
                                                      -------------
                   Current assets                       2,415,693
                                                      -------------
Machinery and equipment less accumulated
  depreciation of $211,992                                423,420
                                                      -------------

                Total assets                          $ 2,839,113
                                                     =============
______________________________________________________________________________

           Liabilities and Stockholders' Deficit
           -------------------------------------
Current liabilities:
    Accounts payable                                   $   20,414
    Accrued payroll                                       518,405
    Accrued interest                                      208,552
    Accrued liabilities                                   161,970
    Related party debt - current                          195,658
    Note payable                                          150,000
    Current portion of long-term debt                     405,803
                                                       ------------
               Total current liabilities                1,660,802
                                                       ------------
Long-term debt                                            212,372
                                                       ------------
Commitments and contingency                                     -

Stockholders' equity:
    Common stock, par value $.005 per share;
      authorized 100,000,000 shares, issued and
      outstanding 41,758,711 shares                       208,794

    Additional paid-in capital                          6,751,266
    Retained deficit                                   (5,994,121)
                                                       ------------
               Total stockholders' equity                 965,939
                                                       ------------
               Total liabilities and stockholders
               equity                                 $ 2,839,113
                                                      =============
______________________________________________________________________________
See accompanying notes to consolidated financial statements.              F-2

                                  GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                 (A Development Stage Company)
                                          Consolidated Statement of Operations

                                           Years Ended June 30, 1997, 1996 and
                                         Cumulative Amounts Since July 1, 1993
                                   (Date of Commencement of Development Stage)
------------------------------------------------------------------------------


                                                                   Cumulative
                                                                    Amounts
                                                                  Since July 1,
                                             1997          1996        1993
                                       ----------------------------------------
Revenue-
   Interest and other                   $      1,694   $    7,761  $    21,027
                                       ----------------------------------------
Expenses:
   Research and development                  768,424      477,138    1,542,006
   General and administrative expenses     1,026,798      497,814    2,380,853
   Interest expense                           96,574       78,571      295,329
                                       ----------------------------------------
            Total expenses                 1,891,296    1,053,523    4,218,188
                                       ----------------------------------------
            Net loss                    $ (1,889,602) $(1,045,762) $(4,197,161)
                                       ========================================
Loss per share                          $       (.05) $      (.03) $      (.12)
                                       ========================================
Weighted average shares outstanding       38,296,858   35,430,406   34,764,283
                                       ========================================









______________________________________________________________________________
See accompanying notes to consolidated financial statements.              F-3

                                  GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                 (A Development Stage Company)
                         Consolidated Statement Stockholders' Equity (Deficit)

                                        Years Ended June 30, 1997 and 1996 and
                                         Cumulative Amounts Since July 1, 1993
                                   (Date of Commencement of Development Stage)
------------------------------------------------------------------------------


                                                       Additional
                                 Common Stock            Paid-In      Retained
                          --------------------------
                               Shares       Amount       Capital      Deficit      Total
                          -------------------------------------------------------------------

Balance, July 1, 1993        27,153,509      135,768      937,642   (1,867,555)    (794,145)

Issuance of common
stock for cash                1,083,611        5,418      275,377          -        280,795

Issuance of common
stock for collateral on a
loan (see note 10)            4,000,000       20,000      (20,000)         -            -

Issuance of common
stock in satisfaction of
debt obligations                172,222          861       28,927          -         29,788

Issuance of common
stock for services               63,185          316       14,572          -         14,888

Issuance of common
stock for commissions            40,857          204        9,642          -          9,846

Cancellation of shares
previously issued               (50,000)        (250)         250          -             -

Issuance of stock options
at 50% of bid at option
date (see note 10)                 -             -         10,000          -         10,000

Net loss for the year
ended June 30, 1994                -             -            -       (479,995)    (479,995)

                          --------------------------------------------------------------------
Balance, June 30, 1994       32,463,384      162,317    1,256,410    (2,347,550)   (928,823)

______________________________________________________________________________
See accompanying notes to consolidated financial statements.              F-4

                                  GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                 (A Development Stage Company)
                         Consolidated Statement Stockholders' Equity (Deficit)
                                                                     Continued

------------------------------------------------------------------------------



                                 Common Stock          Additional
                          --------------------------     Paid-In      Retained
                               Shares       Amount       Capital      Deficit      Total
                          -------------------------------------------------------------------

Issuance of common
 stock for services             138,860          694       59,525          -         60,219

Issuance of common
stock in satisfaction of
debt obligation                 487,027        2,435       54,253          -         56,688

Issuance of common
stock for commissions            18,546           93        8,907          -          9,000

Issuance of common
stock for cash                1,028,923        5,145      426,777          -        431,922

Issuance of common
stock for assets                  2,286           11          989          -          1,000

Net loss for the year
ended June 30, 1995                -            -            -         (711,207)   (711,207)
                           ------------------------------------------------------------------
Balance, June 30, 1995       34,139,026      170,695    1,806,861    (3,058,757) (1,081,201)

Issuance of common
stock for services              686,708        3,434      164,800          -        168,234

Issuance of common
stock in satisfaction of
debt obligation                  10,000           50        2,450          -          2,500

Issuance of common
stock for commissions           124,719          624       39,782          -         40,406

Issuance of common
stock for cash                1,669,404        8,347      539,103          -        547,450

______________________________________________________________________________
See accompanying notes to consolidated financial statements.              F-5

                                  GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                 (A Development Stage Company)
                         Consolidated Statement Stockholders' Equity (Deficit)
                                                                     Continued

------------------------------------------------------------------------------


                                                       Additional
                                 Common Stock            Paid-In      Retained
                          --------------------------
                               Shares       Amount       Capital      Deficit      Total
                          -------------------------------------------------------------------


Issuance of common
stock for assets                100,000          500       49,500          -         50,000

Net loss for the year
ended June 30, 1996                -            -            -       (1,045,762) (1,045,762)
                          -------------------------------------------------------------------

Balance, June 30, 1996       36,729,857      183,650    2,602,496    (4,104,519) (1,318,373)

Issuance of common
stock for services              468,003        2,340      265,266          -        267,606

Issuance of common
stock in satisfaction of
debt obligation                 689,802        3,449      474,451          -        477,900

Issuance of common
stock for commissions            11,607           58       12,879          -         12,937

Issuance of common
stock for cash                1,359,442        6,797    1,208,674          -      1,215,471

Issuance of common
stock for assets              2,500,000       12,500    2,187,500          -      2,200,000

Net loss for the year
ended June 30, 1997                -            -            -       (1,889,602) (1,889,602)
                          -------------------------------------------------------------------

Balance, June 30, 1997    $  41,758,711 $    208,794 $  6,751,266    $(5,994,121) $ 965,939
                          ===================================================================

______________________________________________________________________________
See accompanying notes to consolidated financial statements.              F-6

                                  GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                 (A Development Stage Company)
                                          Consolidated Statement of Cash Flows

                                           Years Ended June 30, 1997, 1996 and
                                         Cumulative Amounts Since July 1, 1993
                                   (Date of Commencement of Development Stage)
------------------------------------------------------------------------------


                                                                   Cumulative
                                                                     Amounts
                                                                  Since July 1,
                                                 1997       1996      1993
                                           ------------------------------------
Cash flows from operating activities:
   Net loss                                $(1,889,602)$(1,045,762)$(4,126,566)
   Adjustments to reconcile net loss to net
     cash used in operating activities:        110,762      18,852     150,347
      Depreciation expense                     280,543     208,640     591,524
      Common stock issued for services            -           -         10,000
      Stock options issued below market
      Increase (decrease) in:
          Accounts receivable                   (1,000)     (2,875)     (3,875)
          Accounts payable                     (13,600)     25,075     (37,111)
          Accrued payroll                      (32,169)    112,929     433,489
          Accrued interest                      34,052      46,460     164,267
          Accrued liabilities                       (7)    145,772     103,488
                                           ------------------------------------
             Net cash used in
             operating activities           (1,511,021)   (490,909) (2,714,437)
                                           ------------------------------------


Cash flows from investing activities:
   Purchase of property and equipment             -           -        (16,244)
   Sale of property and equipment                   30        -             30
   Increase in note receivable                    -           -         (6,250)
   Collections on notes receivable and
     advances                                     -          3,750       6,250
                                           ------------------------------------
          Net cash provided by (used in)
          investing activities                      30       3,750     (16,214)
                                           ------------------------------------


Cash flows from financing activities:
   Proceeds from long-term debt                150,000      53,000     282,000
   Reduction of long-term debt                    -        (17,500)    (67,500)
   Reduction of capitalized lease obligation  (118,286)     (7,550)   (125,836)
   Proceeds from related party debt            350,000     109,000     488,894
   Reduction of related party debt                -        (92,000)   (116,690)
   Proceeds from issuance of common stock    1,215,471     547,450   2,475,638
                                           ------------------------------------
          Net cash provided by
          financing activities               1,597,185     592,400   2,936,506
                                           ------------------------------------
______________________________________________________________________________
See accompanying notes to consolidated financial statements.              F-7

                                  GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                 (A Development Stage Company)
                                          Consolidated Statement of Cash Flows
                                                                     Continued
------------------------------------------------------------------------------


                                                                   Cumulative
                                                                     Amounts
                                                                  Since July 1,
                                                 1997       1996      1993
                                           ------------------------------------

      Net increase in cash                      86,194    105,241    205,855

Cash, beginning of period                      125,624     20,383      5,963
                                           ------------------------------------

Cash, end of period                        $   211,818  $ 125,624 $  211,818
                                           ====================================
Schedule of supplemental disclosures:

   Interest paid                           $    71,023  $  24,345 $  102,125
                                           ====================================
   Income taxes paid                       $       100  $     100 $      400
                                           ====================================



     Schedule of non-cash investing and financing activities:

     During the year ended June 30, 1997:

         The Company issued 689,802 shares of its restricted common stock to satisfy $469,400 of related party debt and $8,500 of accrued interest.

         The Company issued 2,500,000 shares of its restricted common stock to purchase equipment held for sale costing $2,200,000 .

         The Company assumed capital lease obligations totaling $299,882 in exchange for the use of property and equipment.

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

         The Company issued 503,028 shares of its restricted common stock of $100,830 to satisfy a current liability.
______________________________________________________________________________
See accompanying notes to consolidated financial statements.              F-8

                                  GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements
                                                                     Continued

                                                                 June 30, 1997
------------------------------------------------------------------------------

1.            Summary of Significant Accounting Policies

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

Machinery and Equipment
Machinery and equipment are carried at cost, less accumulated depreciation. Depreciation is computed under the accelerated method based on estimated useful lives of five to thirty-nine years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.

Income Taxes
The Company accounts for its income taxes based on the provisions of SFAS 109 "Accounting for Income Taxes." The asset and liability method requires the recognition of deferred tax liability and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Income (Loss) Per Common Share
Income (loss) per share of common stock is calculated based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the Company's stock options considered to be dilutive common equivalents, determined using the treasury stock method. Fully diluted earnings per share is the same or anitdiulitve, and, accordingly, is not presented.

-------------------------------------------------------------------------------

                                  GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements
                                                                     Continued
------------------------------------------------------------------------------

1.     Summary of Significant Accounting Policies - Continued

Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and labilities and disclosure of contingent assets and labilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit
The Company is in the business of developing and manufacturing the gyroplane. Substantially all operations relate to this business.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Revenue
Revenue consists of interest and sales-of-information packages. Revenue is recognized when earned.


2.   Equipment Held for Sale

The Company in 1996, issued 2,500,000 shares of its common stock for a McDonnell Douglas helicopter. The common stock was issued at $.88 per share which approximated both the trading value of the common stock and the fair market value of the helicopter. The Company is not using the helicopter in its operations and is in the process of selling the helicopter.


-------------------------------------------------------------------------------

                                  GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements
                                                                     Continued
------------------------------------------------------------------------------

3.   Machinery and Equipment

Machinery and equipment consisted of the following at June 30:

                Aircraft                                66,497
                Office equipment                        58,890
                Shop equipment and tools                 4,936
                Furniture                               36,278
                Leased property under capital leases   468,811
                                                     -----------
                                                       635,412
                Less accumulated depreciation and
                amortization                           211,992
                                                     -----------
                                                     $ 423,420
                                                     ===========


4.   Note Payable

At June 30, 1997, the Company had a note payable consisting of a line of credit payable to a bank of $150,000. The line of credit matures in March 1998, and provides for the Company to borrow up to $200,000. Interest is at the banks prime lending rate plus 2.0%. The line of credit is secured by stand-by letters of credit.















-------------------------------------------------------------------------------

                                  GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements
                                                                     Continued
------------------------------------------------------------------------------

5.   Long-Term Debt

Long-term debt consist of the following at June 30:


     Notes payable to a local governmental
     agency, including interest at 2% above
     the prime rate (10.50% at June 30,
     1997).  After principal amount is paid,
     monthly installments of 3% of monthly
     gross revenues are due until an
     additional $150,000 is paid.  The notes
     were in default at June 30, 1997                  $  150,000

     Notes payable to a governmental
     sponsored organization due in monthly
     installments of 3% of gross monthly
     revenues, including interest at 2%
     above the prime rate (10.50% at June
     30, 1997)                                            100,000

     Note payable to a company at 15%
     interest, due on demand, unsecured                    10,000

     Capital lease obligations (see note 6)               343,005
                                                       ----------
                                                          603,005

     Less:  current portion                              (405,803)
                                                       ----------
                                                       $  197,202
                                                       ==========




Future maturities of long-term debt at June 30, 1997, are as follows:


               Year                        Amount
             --------                   -----------
               1998                     $  405,803
               1999                        151,351
               2000                         45,851
                                        -----------
                                        $  603,005
                                        ===========




-------------------------------------------------------------------------------

                                  GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements
                                                                     Continued
------------------------------------------------------------------------------


6.   Capital Lease Obligations

During the year ended June 30, 1997, the Company has entered into capital lease agreements with a financial institution for certain property and equipment. Assets under capital lease have been capitalized and are included in property and equipment as follows:

                  Office equipment                  $  161,034
                  Shop equipment and tools             252,260
                  Furniture                             18,778
                  Leasehold Improvements                36,739
                                                    -----------
                  Total property and equipment         468,811

                  Accumulated amortization             (97,364)
                                                    -----------
                                                    $  371,447
                                                    ===========

Future minimum lease payments at June 30, 1997 are as follows:

                  Year Ending June 30,
                  --------------------
                      1998                          $  191,943
                      1999                             171,727
                      2000                              48,386
                                                    -----------
                  Total minimum lease payments         412,056

                  Less amount representing interest    (69,051)
                                                    -----------
                  Present value of net minimum
                  lease payments                    $  343,005
                                                    ===========


During the year ended June 30, 1996, the Company entered into an arrangement with a third party in which the person has the option to pay the capital lease in a dollar-for-dollar exchange for stock valued at $.40 per share. At June 30, 1997, the number of shares under this option is 1,030,140 shares, none of which have been exercised as of June 30, 1997.

-------------------------------------------------------------------------------

                                  GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements
                                                                     Continued
------------------------------------------------------------------------------



7.   Preferred Stock

During the year ended June 30, 1996, the Company filed amended Articles of Incorporation in which the Company authorized four additional classes of preferred stock. Each class is authorized to have 50,000,000 shares having a $.001 par value. The rights, terms, and preferences are to be set by the board of directors. As of June 30, 1997, no preferred stock has been issued.


8.   Related Party Transactions

The Company has notes payable to shareholders totaling $30,828 at June 30, 1997. These notes are all due within on year at interest rates from 8.00% to 18%, unsecured. The Company has a note payable totaling $180,000 to Hawk Autogyro, a company related by common ownership with interest at 12%. The note was past due at September 26, 1995, and remains delinquent at June 30, 1997. Accrued interest totaled $72,557 at June 30, 1997.

The Company has receivables totaling $3,875 from officer shareholders of the Company. Included in accrued expenses is payroll payable to officer shareholders totaling $503,289.

Future maturities of related party debt at June 30, 1997 are as follows:

                  Year Ending June 30,
                  --------------------
                      1998                          $  195,658
                      1999                               5,707
                      2000                               6,182
                      2001                               3,281
                                                    -----------
                                                    $  210,828
                                                    ===========
9.   Commitments

As conditions to obtain financing from a local government agency, the Company has agreed to, in effect, pay royalties to the agency. The royalties will be 3% of the monthly revenues until a total of $150,000 has been paid. No royalties have been earned or paid as of June 30, 1997.

-------------------------------------------------------------------------------

                                  GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements
                                                                     Continued
------------------------------------------------------------------------------

9.   Commitments - Continued

Also, as conditions to obtain financing from a government sponsored organization, the Company has agreed to assume a royalty agreement of a company related by common ownership, previously licensed with the autogyro technology. The terms of the agreement state that the Company must, in effect, pay monthly royalties of 3% of its gross revenues up to a total of $149,100.

The Company leases certain property and facilities under noncancellable operating leases. Future minimum rental payments required under these leases are as follows:

                  Year Ending June 30,
                  ---------------------
                      1998                          $  192,330
                      1999                             192,330
                      2000                             192,330
                      2001                             192,330
                      2002                              96,165
                  Thereafter                               -
                                                   ------------
                                                    $  865,485
                                                   ============


Rental expenses for noncancellable operating leases were $60,738 and $19,602 for the years ended June 30, 1997 and 1996, respectively.

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

During the year ended June 30, 1993, the Company entered into noncancellable operating leases of office equipment. The total amount paid for the years ending June 30, 1997 and 1996 was $3,923 and $3,554, respectively. Future minimum lease payments total $3,923 and $1,308 for the years ended June 30, 1998 and 1999, respectively.

-------------------------------------------------------------------------------

                                  GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements
                                                                     Continued
------------------------------------------------------------------------------


10.  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of significant operating losses, the excess of current liabilities over current assets, and negative cash flows from operations, the Company's ability to continue as a going concern is dependent on attaining future profitable operations, restructuring its financing arrangements, and obtaining additional outside financing and/or capital. Management of the Company is currently following a plan to obtain additional working capital through a capital infusion and/or governmental and corporate borrowing. As part of the plan, the Company has been given a fifteen acre parcel of real estate by a governmental unit in which to construct a manufacturing facility. It is not possible to predict the outcome of future operations or whether the necessary alternative financing or additional capital may be arranged. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


11.  Unasserted Claim

In 1990, the Company has been informed that an action may be brought against the Company as a result of the termination of the agreement to develop and manufacture the gyroplane. Management is unable to determine the financial impact, if any, of the proposed action against the Company and no amounts have been reflected in the financial statements. As of the date of the financial statements, no claim has been made.


12.  Income Taxes

The Company accounts for its income taxes under SFAS No. 109, "Accounting for Income Taxes," which requires the liability approach to account for the effects of income taxes.

The (provision) benefit for income taxes differs from the amount computed at the federal statutory rate as follows:


                                                  1997      1996
                                              -----------------------
           Income tax benefit at federal
             statutory rates                  $  705,000  $  355,000

           Valuation allowance                  (705,000)   (355,000)
                                              -----------------------

           Total current income taxes         $     -     $     -
                                              =======================

-------------------------------------------------------------------------------

                                  GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements
                                                                     Continued
------------------------------------------------------------------------------


12.  Income Taxes - Continued

At June 30, 1997, the Company had incurred net operating losses totaling approximately $5,996,000. These losses will be carried forward to offset taxable income in future periods. This operating loss carryforward begins to expire in 2006. The consolidated taxable loss of GBA includes the operations of GBA for the seven years ended June 30, 1997, and the operations of Sego Tool, Inc., for the period from September 18, 1990, to June 30, 1997. The deferred tax asset at June 30, 1997 is as follows:


     Tax benefit of net operating loss carryforward     $  2,039,000
     Valuation allowance                                  (2,039,000)
                                                        -------------

     Net tax benefit                                    $     -
                                                        =============


Due to uncertainties surrounding the utilization of the net operating loss carryforwards, a valuation allowance has been established to offset a deferred income tax benefit of such net operating loss carryforwards.













-------------------------------------------------------------------------------

                                  GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements
                                                                     Continued
------------------------------------------------------------------------------

13.  Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of FAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:


                                             June 30,
                                  -------------------------------
                                         1997         1996
                                  -------------------------------
Net Income - as reported          $   (1,889,602)  $  (1,045,762)
Net Income - pro forma            $         -      $  (1,804,627)
Earnings per share - as reported  $         (.05)  $        (.03)
Earnings per share - pro forma    $         (.05)  $        (.05)
                                  -------------------------------


The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                             June 30,
                                  -------------------------------
                                        1997          1996
                                  -------------------------------

Expected dividend yield           $     -        $     -
Expected stock price volatility          157%           157%
Risk-free interest rate                  4.5%           4.5%
Expected life of options            1-3 years      2-5 years
                                  -------------------------------


The weighted average fair value of options granted during 1997 and 1996 are $0 and $.41 respectively.

-------------------------------------------------------------------------------

                                  GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                 (A Development Stage Company)
                                    Notes to Consolidated Financial Statements
                                                                     Continued
------------------------------------------------------------------------------




13.  Stock-Based Compensation - Continued

The following table summarizes information about fixed stock options outstanding at June 30, 1997:


                    Options Outstanding             Options Exercisable
            ----------------------------------------------------------------
                             Weighted
                             Average
                 Number     Remaining    Weighted       Number     Weighted
  Range of     Outstanding  Contractual  Average      Exercisable  Average
  Exercise        at           Life      Exercise         at       Exercise
   Prices       6/30/97      (Years)      Price         6/30/97      Price
----------------------------------------------------------------------------

$ .09 to .14    5,260,000      1.6       $  0.09       5,260,000 $   0.09
  .22 to .26    1,349,061      1.7          0.24       1,345,061     0.24
  .34 to .40    1,794,078      1.5          0.40       1,794,078     0.40
----------------------------------------------------------------------------

$ .09 to .40    8,403,139      1.6       $  0.18       8,403,139 $   0.18
============================================================================


14.  Fair Value of Financial Instruments

None of the Company's financial instruments are held for trading purposes.
The company estimates that the fair value of all financial instruments at June 30, 1997, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuating methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amount that the Company could realize in a current market exchange.







-------------------------------------------------------------------------------
                                                                        F-19