Form 10QSB
period 1997-09-30
GROEN BROTHERS AVIATION INC /UT/
filed 1997-11-14
CIK 870743

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

                         Commission file number 018958

                         GROEN BROTHERS AVIATION, INC.
           (Exact name of registrant as specified in its charter)

               Utah                                     87-0376766
   State of other jurisdiction of                    I.R.S. Employer
   Incorporation or organization                   Identification No.

        2320 W. California Ave., Suite A
        Salt Lake City, Utah                              84104
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                         Outstanding at
          Class                                          September 30, 1997

Common Stock, $.005 par value                              42,398,847

                Page 1 of 10 consecutively numbered pages

                               TABLE OF CONTENTS


Item 1. Financial Statements

   Condensed Consolidated Balance Sheet,
   September 30, 1997 (unaudited) and June 30, 1997                        3

   Condensed Consolidated statement of operations for the three months ended September 30, 1997 and 1996 and cumulative
   amounts since development stage (unaudited)                             4

   Condensed Consolidated statement of cash flows for the three months ended September 30, 1997 and 1996 and cumulative
   amounts since development stage (unaudited)                             5

   Notes to consolidated financial statements                              7


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          8

Part II - Other Information

Item 1 Legal Proceedings                                                   9

Item 2 Changes in the Securities                                           9

Item 3 Defaults Upon Senior Securities                                     9

Item 4 Submission of Matters to a Vote of Security Holders                 9

Item 5 Other Information                                                   9

Item 6 Exhibits and Reports on Form 8K                                     9

                                 GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                (A Development Stage Company)
                                         Condensed Consolidated Balance Sheet

                                         September 30, 1997 and June 30, 1997
-----------------------------------------------------------------------------

                                                           September 30,
                                                         1997       June 30,
                                                     (Unaudited)      1997
                                                    -------------------------
            Assets
Current assets:
   Cash                                             $     11,373 $    211,818
   Receivables                                             1,938        3,875
   Equipment held for sale                             2,200,000    2,200,000
                                                    -------------------------
                Current assets                         2,213,311    2,415,693

Machinery and equipment less accumulated
  depreciation of $243,081 and $211,992                  479,773      423,420
                                                    -------------------------
                                                    $  2,693,084 $  2,839,113
                                                    =========================
            Liabilities and Stockholders' (Deficit)
Current liabilities:
   Accounts payable                                      104,268       20,414
   Accrued liabilities                                   165,444      161,970
   Accrued payroll                                       526,458      518,405
   Accrued interest                                      206,518      208,552
   Line of credit                                        175,000      150,000
   Current portion of long-term debt                     410,877      405,803
   Related party debt - current                          193,349      195,658
                                                    -------------------------
                Total current liabilities              1,781,914    1,660,802
                                                    -------------------------
Long-term debt                                           156,598      212,372
                                                    -------------------------
                                                       1,938,512    1,873,174
                                                    -------------------------
Stockholders' (deficit):
   Common stock, par value $.005 per share;
   authorized 100,000,000 shares, issued and
   outstanding 42,398,847 shares and 41,758,711
   shares, respectively                                  211,989      208,794
   Additional paid-in capital                          7,089,114    6,751,266
   Retained (deficit)                                 (6,546,531)  (5,994,121)
                                                    -------------------------
                Total stockholders' equity               754,572      965,939
                                                    -------------------------
                                                    $  2,693,084 $  2,839,113
                                                    =========================


-----------------------------------------------------------------------------

                                 GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                (A Development Stage Company)
                               Condensed Consolidated Statement of Operations
                                                                  (Unaudited)

-----------------------------------------------------------------------------
                                                                  Cumulative
                                                                    Amounts
                                             Three Months Ended      Since
                                                September 30,     Development
                                              1997       1996        Stage
                                         ------------------------------------

Revenue -
   interest and other                    $        62 $       113 $    21,089
                                         ------------------------------------
           Total revenue                          62         113      21,089
                                         ------------------------------------
Expenses:
   Research and development expenses         164,941     216,556   1,706,947
   General and administrative expenses       382,807     209,812   2,763,660
   Interest expense                            4,724       3,326     300,053
                                         ------------------------------------
           Total expenses                    552,472     429,694   4,770,660
                                         ------------------------------------
           Net (loss)                    $  (552,410)$  (429,581)$(4,749,571)
                                         ====================================

(Loss) per share                         $      (.01)$      (.01)$      (.13)
                                         ====================================

Weighted average shares outstanding       42,161,000  37,119,000  35,199,000
                                         ====================================






















-----------------------------------------------------------------------------

                                 GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                (A Development Stage Company)
                               Condensed Consolidated Statement of Cash Flows
                                                                  (Unaudited)

-----------------------------------------------------------------------------
                                                                  Cumulative
                                                                    Amounts
                                             Three Months Ended      Since
                                                September 30,     Development
                                              1997       1996        Stage
                                         ------------------------------------



Cash flows from operating activities:
   Net (loss)                            $  (552,410)$  (429,582)$(4,678,976)
   Adjustments to reconcile net (loss)
     to net cash used in operating
     activities:
      Depreciation and amortization           31,088       7,436     181,435
      Stock issued for services               73,229      78,247     664,753
      Stock options issued below market          -           -        10,000
         (Increase) decrease in:
            Accounts receivable                1,937      (1,000)     (1,938)
         Increase (decrease) in:
            Accounts payable                  83,854         -        46,743
            Accrued payroll                    8,053     (13,639)    441,542
            Accrued interest                  (2,034)     (5,399)    162,233
            Accrued liabilities                3,474         (42)    106,962
                                         ------------------------------------
               Net cash used in
               operating activities         (352,809)   (363,979) (3,067,246)
                                         ------------------------------------
Cash flows from investing activities:
   Purchase of property and equipment        (87,441)    (23,154)   (103,685)
   Sale of property and equipment                -           -            30
   Increase in note receivable                   -           -        (6,250)
   Collections on notes receivable and
     advances                                    -           -         6,250
                                         ------------------------------------
               Net cash used in
               investing activities          (87,441)    (23,154)   (103,655)
                                         ------------------------------------
Cash flows from financing activities:
   Change in line of credit                   25,000     150,000     175,000
   Proceeds from long-term debt                  -           -       132,000
   Proceeds from related party debt              -           -       488,894
   Reduction of capitalized lease
     obligation                              (50,700)    (19,226)   (176,536)
   Reduction of debt                             -           -       (67,500)
   Reduction of related party debt            (2,309)        -      (118,999)
   Proceeds from issuance of common stock    267,814     228,369  (2,743,452)
                                         ------------------------------------
               Net cash provided by
               financing activities          239,805     359,143   3,176,311
                                         ------------------------------------
               Net increase (decrease) in
                 cash                       (200,445)    (27,990)      5,410

Cash, beginning of period                    211,818     125,624       5,963
                                         ------------------------------------
Cash, end of period                      $    11,373 $    97,634 $    11,373
                                         ====================================
-----------------------------------------------------------------------------

                                 GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                (A Development Stage Company)
                               Condensed Consolidated Statement of Operations
                                                                  (Unaudited)

-----------------------------------------------------------------------------

Supplemental schedule of cash flow information:

                                                                  Cumulative
                                                                    Amounts
                                             Three Months Ended      Since
                                                September 30,     Development
                                              1997       1996        Stage
                                         ------------------------------------

Cash paid during the period for:

      Interest                           $     4,724 $     3,326 $   106,849
                                         ====================================

      Taxes                              $       100 $       100 $       500
                                         ====================================






























-----------------------------------------------------------------------------

                                 GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                (A Development Stage Company)
                         Notes to Condensed Consolidated Financial Statements







(1) The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and subsidiary and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1997 and the results of operations for the three months ended September 30, 1997 and 1996 and cash flows for the three months ended September 30, 1997 and 1996. The results of operations and cash flows for the three months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.


(2) (Loss) per share is based on the weighted average number of shares outstanding at September 30, 1997 and 1996, respectively.


















-----------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

 The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the period reported in the accompanying condensed consolidated financial statements. The "Company" refers to the Registrant, and its wholly-owned subsidiary, Sego Tool, Inc.
(Sego). Unless otherwise stated, the financial activities described herein are those of Sego, which was the sole operating entity during the reporting period.

 The Company has put on hold plans for the development of a Portuguese subsidiary, the initiation of which was required to comply with government regulations regarding application for funds through a Portuguese government development program. The Company had planned to finalize a contract with the Portuguese government during the first quarter of the 1997 calender year, however, the government has slowed the process of application, and a final result cannot now be predicted. There is still a small window of opportunity for the Portuguese to provide manufacturing funding, but as the Company continues to expand, the window will close.

 During the first quarter of the current fiscal year, the Company finished flight testing the H2X (two seat) gyroplane. Full scale development of the Hawk III, the Company's first production gyroplane, is now in progress. The first market for the Hawk III will likely be the "public use" market in the US, which consists of civil government applications. In recent months, the Company has received significant interest from airborne law enforcement entities. In addition, the Hawk III will eventually be assembled in China, exclusively for the China market, from US-built subassemblies. The Company has signed a contract with a private Chinese company, the Shanghai Energy and Chemical Corporation (SECC), for the sale of 200 Hawk III gyroplanes. Deliveries are contingent upon the Hawk III certification by Chinese civil aviation authorities (CAAC). The Company will be working concurrently with both the FAA and the CAAC to achieve type-certification in both the US and China.

 The Company has moved into its new building, which is being prepared as a production facility. The Company plans initially to build demonstrator gyroplanes, and then transition into production of the Hawk III, followed by the Hawk V. The new building has a total area of 24,000 square feet and is located in Salt Lake City. This is considered an interim move by the Company, until it can build its own factory.

 Results of Operations

 Revenues remained insignificant during the three month period ended September 30, 1997 at $62, compared to $113 for the same period in 1996. During the three months ended September 30, 1997, research and development expenses amounted to $164,941, a decrease from $216,556 for the same period in 1996. General and administrative expenses increased to $382,807 during the three months ended September 30, 1997 from $209,812 for the similar period ended 1996. The resulting losses increased to ($552,410) from ($429,581) for the quarters under comparison. The change reflects a tapering off of expenses related to the H2X program, and an increase in personnel hiring in preparation for the manufacture of the Hawk III.

 Liquidity and Capital Resources

 The Company's long-term needs for capital will be met with equity financing and/or debt financing based upon the sale of stock and taking of factory orders with down payment deposits for the Hawk gyroplane.
The Company is now in full scale development of the Hawk III, in anticipation of eventually taking down payments for future deliveries. An additional source of funds could be government grants from foreign countries. The Company estimates that it will need $24 million over the next three years to accomplish the following:

   - Manufacture Demonstrator and Public Use Aircraft,
   - Complete FAA Certification,
   - Build a gyroplane factory,
   - Enter into Production of type-certified gyroplanes.

 Interim financing is being obtained through the sale of Company stock to accredited investors, and through debt financing. From June 30 to September 30, the Company received $267,814 from the private sale of stock. Management believes the funding received to date combined with the funds to be received will adequately support operations through March 1998.

Part II - Other Information

Item 1 Legal Proceedings.  None.

Item 2 Changes in the securities of the Company.  None.

Item 3 Defaults upon senior securities.  None.

Item 4 Matters submitted to a vote of security holders.  None

Item 5 Other information.  None.

Item 6 Exhibits and Reports on Form 8K.  None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 1997   GROEN BROTHERS AVIATION, INC.


By:   /s/ David L. Groen
    --------------------------------
      David L. Groen, President