Form 10QSB
period 1997-12-31
GROEN BROTHERS AVIATION INC /UT/
filed 1998-02-13
CIK 870743

FORM 10-QSB


                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1997



                 Commission file number 018958

                  GROEN BROTHERS AVIATION, INC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

             Utah                                         87-0376766
------------------------------                         ---------------
State of other jurisdiction of                         I.R.S. Employer
Incorporation or organization                         Identification No.

2320 W. California Ave., Suite A
Salt Lake City, Utah                                        84104
--------------------------------------                     --------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                          Outstanding at
          Class                                          December 31, 1997
---------------------                                    -----------------
Common Stock, $.005 par value                               42,549,400

            Page 1 of 10 consecutively numbered pages.

                        TABLE OF CONTENTS


Item 1.   Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheet,
               December 31, 1997 (unaudited) and June 30, 1997 . . . . . .  3

               Condensed Consolidated statement of operations for the
               three months and six months ended December 31, 1997
               and 1996 (unaudited)  . . . . . . . . . . . . . . . . . . .  4

               Condensed Consolidated statement of cash flows for the
               six months ended December 31, 1997 and 1996 (unaudited) . .  5

               Notes to condensed consolidated financial statements . . . . 7


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . . . 8

                                 GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                 (A Development Stage Company)
                                          Condensed Consolidated Balance Sheet

                                           December 31, 1997 and June 30, 1997
------------------------------------------------------------------------------

                                                    December 31,  June 30,
                                                        1997        1997
                                                    (Unaudited)
                                                    -----------------------

            Assets
Current assets:
   Cash                                             $   396,516 $   211,818
   Other receivables                                        -         3,875
   Notes receivable                                         -     2,200,000
                                                    -----------------------
                Current assets                          396,516   2,415,693

Note receivable                                       1,100,000         -
Machinery and equipment less accumulated
 depreciation of $203,139 and $211,992                  504,912     423,420
                                                    -----------------------

                                                    $ 2,001,428 $ 2,839,113
                                                    =======================
            Liabilities and Stockholders' (Deficit)
Current liabilities:
   Accounts payable                                 $    40,284 $    20,414
   Accrued liabilities                                  167,383     161,970
   Accrued payroll                                      545,844     518,405
   Accrued interest                                     206,518     208,552
   Line of credit                                       175,000     150,000
   Current portion of long-term debt                    414,655     405,803
   Related party debt - current                         185,485     195,658
                                                    -----------------------
                Total current liabilities             1,735,169   1,660,802
                                                    -----------------------
Long-term debt                                          110,886     212,372
                                                    -----------------------
                                                      1,846,055   1,873,174
                                                    -----------------------
Stockholders' (deficit):
   Common stock, par value $.005 per share;
     authorized 100,000,000 shares, issued and
     outstanding 42,549,400 shares and 41,758,711
     shares, respectively                               212,738     208,794
   Additional paid-in capital                         7,218,714   6,751,266
   Retained (deficit)                                (7,276,079) (5,994,121)
                                                    -----------------------
                Total stockholders' (deficit)           155,373     965,939
                                                    -----------------------

                                                    $ 2,001,428 $ 2,839,113
                                                    =======================

                                 GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                 (A Development Stage Company)
                    Condensed Consolidated Statement of Operations (Unaudited)

------------------------------------------------------------------------------

                                                                          Cumulative
                                                                            Amounts
                                                                             Since
                                Three Months Ended     Six Months Ended     Develop-
                                   December 31,           December 31,        ment
                                 1997       1996         1997      1996      Stage
                            ---------------------------------------------------------
Revenue -
  Interest and other        $   5,401  $      85  $     5,462 $      198  $    26,490
                            ---------------------------------------------------------
   Total revenue                5,401         85        5,462        198       26,490

Expenses:
  Research and
    development expense       409,310    204,632      574,251    421,188    1,769,277
  General and
    administrative expenses   319,402    184,208      702,208    394,117    3,430,042

  Interest expense              6,236      1,303       10,961      4,629      306,289
                            ---------------------------------------------------------
   Total expenses             734,948    390,143    1,287,420    819,934    5,505,608
                            ---------------------------------------------------------
   Net (loss)               $(729,547) $(390,058) $(1,281,958) $(819,736) $(5,479,118)
                            =========================================================
(Loss) per share                 (.02)     (.010)        (.03)     (.022)        (.16)
                            =========================================================
Weighted average shares
 outstanding               42,449,000 37,505,000   42,263,000 37,312,000   34,959,000
                            =========================================================


                                 GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                 (A Development Stage Company)
                    Condensed Consolidated Statement of Cash Flows (Unaudited)

------------------------------------------------------------------------------


                                                                    Cumulative
                                                                      Amounts
                                                Six Months Ended       Since
                                                   December 31,     Development
                                                 1997       1996       Stage
                                            ----------------------------------
Cash flows from operating activities:
   Net (loss)                               $(1,281,957)$ (819,736)$(5,408,523)
   Adjustments to reconcile net (loss) to
     net cash used in operating activities:
      Depreciation and amortization              91,147     14,872     241,494
      Stock issued for services                  91,828    113,017     683,352
      Stock options issued below market           3,875        -        10,000
      (Increase) decrease in:
         Accounts receivable                        -       (1,000)        -
      Increase (decrease) in:
         Accounts payable                        19,870        -       (17,241)
         Accrued payroll                         27,439    (15,559)    460,928
         Accrued interest                        (2,034)    (8,999)    162,233
         Accrued liabilities                      5,411         (7)    108,929
                                            ----------------------------------
            Net cash used in
            operating activities             (1,044,421)  (717,412) (3,758,828)
                                            ----------------------------------
Cash flows from investing activities:
   Purchase of property and equipment          (172,638)   (27,961)   (188,882)
   Collections on notes receivable and
     advances                                 1,100,000        -     1,100,000
                                            ----------------------------------
            Net cash provided by (used in)
            investing activities                927,362    (27,961)    911,118
                                            ----------------------------------
Cash flows from financing activities:
   Change in line of credit                      25,000    150,000     175,000
   Proceeds from long-term debt                     -      100,596     132,000
   Proceeds from related party debt                 -          -       488,894
   Reduction of capitalized lease obligation    (99,578)   (38,528)   (225,414)
   Reduction of debt                                -          -       (67,500)
   Reduction of related party debt               (3,228)       -      (119,918)
   Proceeds from issuance of common stock       379,563    470,846   2,855,201
                                            ----------------------------------
            Net cash provided by
            financing activities                301,757    682,914   3,238,263
                                            ----------------------------------

            Net increase (decrease) in cash     184,698    (62,459)    390,553

Cash, beginning of period                       211,818    125,624       5,963
                                            ----------------------------------

Cash, end of period                         $   396,516 $   63,165 $   396,516
                                            ==================================

                                 GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                 (A Development Stage Company)
                    Condensed Consolidated Statement of Cash Flows (Unaudited)
                                                                    Continued
------------------------------------------------------------------------------


                                                                    Cumulative
                                                                      Amounts
                                                Six Months Ended       Since
                                                   December 31,     Development
                                                 1997       1996       Stage
                                            ----------------------------------

Supplemental schedule of cash flow information:

   Cash paid during the period for:

      Interest                              $    10,960 $    4,629 $   113,085
                                            ==================================

      Taxes                                 $       100 $      100 $       500
                                            ==================================

                                 GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                 (A Development Stage Company)
                          Notes to Condensed Consolidated Financial Statements

------------------------------------------------------------------------------


     (1) The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and subsidiary and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 1997 and the results of operations for the six months and three months ended December 31, 1997 and 1996 and cash flows for the six months ended December 31, 1997 and 1996. The results of operations and cash flows for the six months and three months ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.


     (2) (Loss) per share is based on the weighted average number of shares outstanding at December 31, 1997 and 1996, respectively.

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

     During the current fiscal year, the Company finished flight testing its H2X (two seat) prototype gyroplane. The Company continues to prepare its new building as an assembly facility. This is considered an interim move by the Company, until it can build a fully integrated factory. According to the Company's production plan, extensive use will be made of aviation suppliers to fulfill its parts production requirements. FAA Type Certification has begun on the Hawk III (3 seats), the Company's first production gyroplane, and the process will take a minimum of two years.

     Prior to achieving FAA Type Certification, the Company plans to be shipping its Hawk IIIs to markets which do not require FAA Certification, because of the status of the purchaser/user which will include civil government, military, and developing countries. The Company plans initially to build demonstrator gyroplanes, and then transition into production of the Hawk III, followed by the Hawk V (5 seat). The first sales of the Hawk III will likely be for "public use" in the US, which will consist of civil government applications. In recent months, the Company has received significant interest from state and local airborne law enforcement organizations.

     Early export sales are expected to be in the form of subassemblies, which will receive final assembly in the country or market of export. The Company plans to set up "turnkey" assembly operations in those countries which order a minimum number of gyroplanes, yet to be determined. The Company has signed a contract with a private company in China, the Shanghai Energy and Chemical Corporation, for the sale of 200 Hawk III gyroplanes. These deliveries are contingent upon the Hawk III type certification by Chinese civil aviation authorities (CAAC). The Company will be working concurrently with both the FAA and the CAAC to achieve type-certification in both the US and China.

Results of Operations

     Revenues remained insignificant during the three month period ended December 31, 1997 compared to the same period in 1996. During the three months ended December 31, 1997, general and administrative expenses increased to $319,402 from $184,208 for the similar period ended 1996. The increase paralleled a large increase in R&D expenses which increased to $409,310 from $204,632 for the three months under comparison. The Company had hired additional engineers, draftsmen, and outside consultants to accelerate the Hawk III program. The resulting losses increased to ($729,547) from ($390,058) for the quarters under comparison.

     Revenues remained insignificant during the six month period ended
December 31, 1997 compared to the same period in 1996.   During the six months
ended December 31, 1997, general and administrative expenses amounted to $702,208 an increase from $394,117, while R&D costs increased to $574,251 from $421,188 for the similar period ended 1996. The increase mostly reflects increased personnel costs and engineering costs associated with the accelerated Hawk III program. The resulting losses increased to ($1,281,958) from ($819,736) for the six month periods under comparison.


     Liquidity and Capital Resources

     The Company's management expect that the long-term needs for capital will be met with equity/debt financing based upon sale of equity, debt instruments, and grant money. Short term financing will continue to come from the sale of restricted stock to accredited investors.

     The Company is presently applying for grants and loans from government entities, domestic and foreign, and is negotiating with private investors for equity financing to meet its business plan needs. Current working capital requirements are being obtained through the sale of the Company's restricted stock and from loans. During the six months ended December 31, 1997 the Company had received $379,563 from the private sale of stock to accredited investors, and $25,000 in loans. Management believes the funding received to date combined with the funds to be received from its planned financing operations described above will adequately support operations through June 1998.

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


Date:  February 13, 1998           GROEN BROTHERS AVIATION, INC.



                                   By:      s/ David L. Groen
                                        -------------------------
                                        David L. Groen, President