Form 10QSB
period 1998-03-31
GROEN BROTHERS AVIATION INC /UT/
filed 1998-05-14
CIK 870743

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

(  )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from             to

                          Commission file number 018958

                          GROEN BROTHERS AVIATION, INC.
             (Exact name of registrant as specified in its charter)

            Utah                                           87-0376766
State of other jurisdiction of                          I.R.S. Employer
Incorporation or organization                          Identification No.

         2320 W. California Ave. Suite A
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                           Outstanding at
          Class                                            March 31, 1998
-------------------------                                 ----------------
Common Stock, $.005 par value                                42,870,797

                   Page 1 of 11 consecutively numbered pages.

                                TABLE OF CONTENTS


Item 1.           Condensed Financial Statements

     Condensed Consolidated Balance Sheet,
     March 31, 1998 (unaudited) and June 30, 1997 . . . . . . . . . . . . . 3

     Condensed Consolidated statement of operations for the nine months ended March 31, 1998 and 1997 (unaudited) . . . . . . . . . . . 4

     Condensed Consolidated statement of cash flows for the nine months ended March 31, 1998 and 1997 (unaudited) . . . . . . . . . . . 5

     Notes to condensed consolidated financial statements . . . . . . . . . 7


    Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . 8

                                                             GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                                             (A Development Stage Company)

                                                                      Condensed Consolidated Balance Sheet

                                                                          March 31, 1998 and June 30, 1997
----------------------------------------------------------------------------------------------------------



                                                                           March 31,         June 30,
                                                                             1998              1997
                                                                       -----------------------------------
                                                                          (Unaudited)
              Assets
Current assets:
     Cash                                                              $          50,388 $         211,818
     Other receivables                                                               488             3,875
     Notes receivable                                                                  -         2,200,000
                                                                       -----------------------------------

                  Current assets                                                  50,876         2,415,693

Note receivable                                                                1,100,000                 -
Machinery and equipment less accumulated
 depreciation of $334,228 and $211,992                                           777,353           423,420
                                                                       -----------------------------------

                                                                       $       1,928,229 $       2,839,113
                                                                       ===================================

----------------------------------------------------------------------------------------------------------
              Liabilities and Stockholders' (Deficit) Current liabilities:
     Accounts payable                                                  $         252,945 $          20,414
     Accrued liabilities                                                         169,233           161,970
     Accrued payroll                                                             582,594           518,405
     Accrued interest                                                            206,518           208,552
     Line of credit                                                              175,000           150,000
     Current portion of long-term debt                                           421,135           405,803
     Related party debt - current                                                351,096           195,658
                                                                       -----------------------------------

                  Total current liabilities                                    2,158,521         1,660,802
                                                                       -----------------------------------

Long-term debt                                                                    54,498           212,372
                                                                       -----------------------------------

                                                                               2,213,019         1,873,174
                                                                       -----------------------------------

Stockholders' equity (deficit):
     Common stock, par value $.005 per share;
       authorized 100,000,000 shares, issued and
       outstanding 42,870,797 shares and 41,758,711
       shares, respectively                                                      214,344           208,794
     Additional paid-in capital                                                7,347,869         6,751,266
     Retained (deficit)                                                       (7,847,003)       (5,994,121)
                                                                       -----------------------------------

                  Total stockholders' equity (deficit)                          (284,790)          965,939
                                                                       -----------------------------------

                                                                       $       1,928,229 $       2,839,113
                                                                       ===================================
----------------------------------------------------------------------------------------------------------
                                                                                                         3

                                                             GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                                             (A Development Stage Company)
                                                Condensed Consolidated Statement of Operations (Unaudited)


----------------------------------------------------------------------------------------------------------






                                                                                             Cumulative
                                                                                               Amounts
                                                                                                Since
                                     Three Months Ended            Nine Months Ended          Develop-
                                         March 31,                     March 31,                ment
                               ------------------------------------------------------------
                                    1998           1997           1998           1997           Stage
                               ---------------------------------------------------------------------------

Revenue -
  Interest and other           $         5,362 $        2,904 $       10,824 $        3,102 $       31,913
                               ---------------------------------------------------------------------------

     Total revenue                       5,362          2,904         10,824          3,102         31,913
                               ---------------------------------------------------------------------------

Expenses:
  Research and
    development expense                424,567        183,131        998,818        642,409      2,540,824
  General and
    administrative expenses            309,772        322,914        849,334        678,942      3,132,888
  Interest expense                       4,593          3,843         15,554          8,472        337,649
                               ---------------------------------------------------------------------------

     Total expenses                    738,932        509,888      1,863,706      1,329,823      6,011,361
                               ---------------------------------------------------------------------------

     Net (loss)                $      (733,570)$     (506,984)$   (1,852,882)$   (1,326,721)$   (5,979,448)
                               ---------------------------------------------------------------------------

(Loss) per share                         (.02)         (.013)          (.04)         (.035)          (.17)
                               ---------------------------------------------------------------------------

Weighted average shares
 outstanding                        42,655,000     37,917,000     42,391,000     37,513,000     35,359,000
                               ===========================================================================






----------------------------------------------------------------------------------------------------------
                                                                                                         4

                                                             GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                                             (A Development Stage Company)

                                                Condensed Consolidated Statement of Cash Flows (Unaudited)


----------------------------------------------------------------------------------------------------------



                                                                                            Cumulative
                                                                                              Amounts
                                                               Nine Months Ended               Since
                                                                   March 31,                Development
                                                      -----------------------------------
                                                            1998              1997             Stage
                                                      ----------------------------------------------------
Cash flows from operating activities:
     Net (loss)                                             $(1,852,882)$      (1,326,721)$     (5,979,448)
     Adjustments to reconcile net (loss) to
       net cash used in operating activities:
         Depreciation and amortization                          122,236            22,308          272,583
         Stock issued for services                              101,118           246,458          692,642
         Stock options issued below market                        3,875                 -           10,000
         (Increase) decrease in:
              Receivables                                         3,387            (1,000)           3,387
         Increase (decrease) in:
              Accounts payable                                  232,531             6,180          195,420
              Accrued payroll                                    64,189           (35,543)         497,678
              Accrued interest                                   (2,034)          (12,599)         162,233
              Accrued liabilities                                 7,263                (7)         110,781
                                                      ----------------------------------------------------
                  Net cash used in
                  operating activities                       (1,320,317)       (1,100,924)      (4,034,724)
                                                      ----------------------------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                        (476,169)          (24,890)        (492,413)
     Collections on notes receivable and
       advances                                               1,100,000                 -        1,100,000
                                                      ----------------------------------------------------
                  Net cash provided by (used in)
                  investing activities                          623,831           (24,890)         607,587
                                                      ----------------------------------------------------

Cash flows from financing activities:
     Change in line of credit                                    25,000           150,000          175,000
     Proceeds from long-term debt                                     -           450,596          132,000
     Proceeds from related party debt                           165,500                 -          654,394
     Reduction of capitalized lease obligation                 (149,376)          (89,944)        (275,212)
     Reduction of debt                                                -                 -          (67,500)
     Reduction of related party debt                             (3,228)                -         (119,918)
     Proceeds from issuance of common stock                     497,160           661,522        2,972,798
                                                      ----------------------------------------------------
                  Net cash provided by
                  financing activities                          535,056         1,172,174        3,471,562
                                                      ----------------------------------------------------

                  Net increase (decrease) in cash              (161,430)           46,360           44,425

Cash, beginning of period                                       211,818           125,624            5,963
                                                      ----------------------------------------------------

Cash, end of period                                   $          50,388 $         171,984 $         50,388
                                                      ====================================================

----------------------------------------------------------------------------------------------------------
                                                                                                         5

                                                             GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                                             (A Development Stage Company)
                                                Condensed Consolidated Statement of Cash Flows (Unaudited)
                                                                                                 Continued

-------------------------------------------------------------------------------------------------------------------







                                                                                            Cumulative
                                                                                              Amounts
                                                               Nine Months Ended               Since
                                                                   March 31,                Development
                                                      -----------------------------------
                                                            1998              1997             Stage
                                                      ----------------------------------------------------


Supplemental schedule of cash flow information:

     Cash paid during the period for:

         Interest                                     $          17,588 $           4,629 $        119,713
                                                      ====================================================

         Taxes                                        $             100 $             100 $            500
                                                      ====================================================




















----------------------------------------------------------------------------------------------------------
                                                                                                         6

                                   GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                   (A Development Stage Company)
                            Notes to Condensed Consolidated Financial Statements


--------------------------------------------------------------------------------



(1) The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and subsidiary and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1998 and the results of operations for the nine months and three months ended March 31, 1998 and 1997 and cash flows for the nine months ended March 31, 1998 and 1997. The results of operations and cash flows for the nine months and three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire year.


(2) (Loss) per share is based on the weighted average number of shares outstanding at March 31, 1998 and 1997, respectively.














--------------------------------------------------------------------------------
                                                                              7

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

         Forward-looking information is subject to risk and uncertainty. Certain statements in the financial discussion and analysis by management contain "forward-looking" information that involves risk and uncertainty, including projections for deliveries, sales, research and development expense, and other trend projections. Actual future results and trends may differ materially depending on a variety of factors, including the Company's successful execution of internal performance plans; product performance risks associated with regulatory certifications of the Company's commercial aircraft by the U.S. and foreign governments; other regulatory uncertainties; collective bargaining labor disputes; performance issues with key suppliers and subcontractors; governmental export and import policies; and the ability to adequately finance operations to the date of FAA certification.

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

         FAA Type Certification has begun on the Hawk III (3 seats), which will take a minimum of two years. On March 3, the FAA accepted GBA's formal application for type certification of the Hawk III. Type certification is the process that conforms engineering and flight specifications to stringent FAA requirements. The FAA requires submission of a three year plan, during which there can be no FAA rule changes affecting certification.

         Prior to achieving FAA Type Certification, the Company may be able to ship its Hawk IIIs to markets which do not require FAA Certification, such as government and military use, and developing countries. The Company plans initially to build demonstrator gyroplanes, and then transition into production of the Hawk III, followed by the Hawk V (5 seat). The first sales of the Hawk III will likely be for "public use" in the US, which will consist of civil government applications. The Company continues to receive significant interest from state and local airborne law enforcement organizations.

         Early export sales are expected to be in the form of subassemblies, with final assembly in the country of export. The Company plans to set up "turnkey" assembly operations in those countries which order a minimum number of gyroplanes, yet to be determined. The Company has signed a contract with a private company in China, the Shanghai Energy and Chemical Corporation, for the sale of 200 Hawk III gyroplanes. These deliveries are contingent upon the Hawk III type certification by Chinese civil aviation authorities (CAAC). The Company will be working concurrently with both the FAA and the CAAC to achieve type-certification in both the US and China.

         Results of Operations

         Revenues remained at an insignificant level during the three month period ended March 31, 1998 compared to the same period in 1997. During the three months ended March 31, 1998, general and administrative expenses decreased slightly to $309,772 from $322,914 for the similar period ended 1997. Research and development expenses for the three months under comparison, increased to $424,567 in 1998 from $183,131 in 1997. The increase was mainly due to the increased hiring of engineers and draftsmen, as well as the establishment of contracts with outside suppliers, all necessary for producing an FAA certified gyroplane. The resulting losses, which include interest expense, increased to ($733,570) from ($506,984) for the period under comparison.

         Revenues were insignificant during the nine month period ended March 31, 1998. For the nine months ended March 31, 1998, general and administrative expenses amounted to $849,334 which is an increase from $678,942 for the similar period ended 1997. The increase is due to growth in payroll and the increased activity to support a larger organization. Research and development costs increased to $998,818 for the nine months ended March 31, 1998 from $642,409 for the same period in 1997. The resulting losses, which include interest expense, increased to ($1,863,706) from ($1,329,823) for the nine month periods under comparison.

         Liquidity and Capital Resources

         The Company's management expect that the long-term needs for capital will be met with equity/debt financing, and eventually the sale of its product. Management intends to meet short-term financing needs through continued to come from the sale of restricted stock to accredited investors.

         The Company is presently negotiating with private investors for equity financing to meet its business plan needs. Current working capital requirements are being obtained through the sale of the Company's restricted stock and from loans. During the nine months ended March 31, 1998 the Company had received $497,160 from the private sale of stock to accredited investors, $165,500 as proceeds from related party debt, and $25,000 in loans. Management believes the funding received to date combined with the funds to be received from its planned financing operations described above will adequately support operations for the short-term. There is no assurance that the Company will be able to obtain any operating capital to continue operations after current cash reserves are exhausted. The Company has developed its products for the past 12 years through the sale of equity. While management hopes and believes such financial support will continue, the amount of capital required to operate on a monthly basis is now approximately $300,000. There can be no guarantee that the successful sale of stock experienced previously will continue in the future.

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


Date: May 13, 1998                            GROEN BROTHERS AVIATION, INC.



                                           By: /s/ David L. Groen
                                              --------------------------------
                                                 David L. Groen, President