Form 10KSB
period 1998-06-30
GROEN BROTHERS AVIATION INC /UT/
filed 1998-09-25
CIK 870743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                 Annual Report Pursuant to Section 15(d) of the
                         Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 1998
                         Commission File Number 0-18958

                          Groen Brothers Aviation, Inc.
             (Exact name of Registrant as specified in its charter)


                Utah                                       87-0376766
(State or other jurisdiction of            I.R.S. Employer Identification Number
Incorporation or organization)

2640 W. California Ave. Ste A, Salt Lake City, UT                     84104-4100
(Address of principal executive offices)                              (Zip Code)

        Company's telephone number, including area code: (801) 973-0177

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:


                         Common Stock (Par Value $.005)
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days . Yes XX No

         As of June 30, 1998, the Registrant had outstanding 43,561,249 shares of common stock, par value $.005 per share, which is the Registrant's only class of common stock.

Documents Incorporated by Reference:  None

Note:  Exhibit index required by item 601 of Regulation S-K appears on page 12.

                                     PART I

Item 1.   Business

The Company

         Groen Brothers Aviation, Inc. ("the Company") was incorporated in the state of Utah on July 28, 1980. On September 18, 1990, the Company exchanged 80 percent of its common stock for 100 percent of the common stock of Sego Tool, Inc., a Utah Corporation. This was in effect a reverse acquisition of the Company by the owners of Sego Tool. The Company changed its name from New Wave Energy to Groen Brothers Aviation on October 3, 1990. Prior to July 1, 1993 the Company's intent was to lease the technology to other entities to develop the gyroplane, and the Company would receive royalties on its technology. Effective July 1, 1993, the Company determined that it would complete development and manufacture the gyroplane by itself. Because of this change in business focus, the Company became a development stage business on July 1, 1993 under SFAS No. 7.

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

         The Company has completed flight testing the third flying prototype, the H2X, from which the Company has derived the Hawk III (3 seats). The H2X was flown successfully demonstrating vertical takeoff and landing (VTOL) capability, employing the Company's patented rotorhead technology. The H2X VTOL performance has been a significant improvement over that of gyroplanes in the past. In 1997, the Company set a weight and density altitude record for vertical takeoffs by a gyroplane. Such benchmarks have brought attention to the Company internationally.

         FAA Type Certified Hawk Series

         The Hawk III is the Company's first production gyroplane, and it is undergoing FAA certification. Presently, the Company is constructing four Hawk IIIs, which will serve as certification and flight test aircraft through completion ofl FAA certification in the year 2000 or before.

         The Hawk III will be the basis of a subassembly package to be assembled and sold in China, and will also be offered in finished form to additional markets described below. The Hawk III is the first of four planned gyroplane models to be FAA type-certified for manufacture, including the Hawk III (3 seat), Hawk V (5 seat), Night Hawk (tandem 2 seat), and Hawk VIII (8 seat).

         The Hawk V may finally account for the majority of the Company's planned gyroplane production. The Hawk V will seat two in front and three in back, similar to helicopters of this size. All models will be variants of the Hawk III, using the same basic rotor system. The fuselage of the Hawk V will be longer than the Hawk III, and that of the Hawk VIII will be stretched further. The fuselage of the Nighthawk will be a narrow version of the Hawk V used in air surveillance and crop spraying. A mockup of the Hawk V now exists. It is designed to carry five people, each weighing 180 pounds, and five bags, each weighing 35 pounds. The planned range of the Hawk V is 500 miles.

         Jets may be added to the tips of the rotor blades of the heavier gyroplanes of the Hawk series to better facilitate vertical takeoff and landing. At present the company is evaluating ramjets and pulse jets for this role. With the exception of the Hawk III, which uses Continental Motors' TSIO 550 (350 hp) piston engine, the main powerplants on the other of the Hawk series will be FAA certified turboprop jet engines.

         The Company presently has forty-five full-time employees. The Company employs dozens of additional consultants, including FAA airworthiness, conformity and engineering personal. For further discussion see Item 7 and Item 13.

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

         Private Sector Sales (Hawk III, V, VIII)
                  A.  Personal Travel
                  B.  Flying Clubs
                  C.  Sport Aviation

         At present the world market for rotorcraft described above is largely not being served. Airplanes are not capable of vertical takeoff and landing, which is often a requirement of the above markets, and helicopters are too expensive. While the selling price of a Hawk V and a Bell 206 helicopter (5 seat) will be about the same, the operating cost (fuel, maintenance, insurance) of the Hawk will be less than half that of the Bell. It is the Company's plan, with its gyroplanes, to deliver rotary wing (helicopter) performance at near fixed wing (airplane) operating costs. The estimated price of the Hawk III is $250 thousand. The estimated prices of the Hawk V and Hawk VIII are to be $900 thousand and $1.2 million respectively.

         The Company is attempting to serve the U.S. market first. However, there has been acute interest by foreign companies and governments, with attractive monetary offers, for locating manufacturing facilities in those countries. These include Canada, China, and the United Arab Emirates. The Company has signed a contract with a private company in China, the Shanghai Energy and Chemical Company (SECC). This contract is for the Company to supply 200 Hawk III gyroplanes, an order totaling more than $50 million, with options for 300 of the larger models, which will be worth more than $200 million. The Company's financial statements do not reflect these pending orders, as no money has yet changed hands. A key provision of the sales contract with SECC is that the gyroplanes first be certified in China.

         The China Market

         SECC delivers natural gas and propane to urban housing, and fine chemicals to industry. In doing so, it has entered the transportation business to distribute its products. As an extension of this business, SECC plans to transport people in a regional air-taxi business, using the Hawk Gyroplane. Provisions in the Contract between the Company and SECC will allow SECC to substitute, at the higher cost, Hawk Vs for Hawk IIIs as they become available. The plan is to ship subassemblies of the Hawk III to China for final assembly by a Chinese subsidiary which is wholly owned by the Company. Creating a subsidiary in China is more difficult than participating in a joint venture, but it insures complete control by the Company.

         It is common practice for aircraft manufacturing companies to take orders up to two years before delivery, especially on a new design such as the Hawk gyroplane. The Hawk V and VIII will eventually be used in China. Following extensive studies of the Company's projected models, the Chinese see roles in private and government use.

         China's economy is growing at a real rate of more than ten percent per year on a very large economic base, and the population of 1.2 billion is showing signs of stabilizing. The transportation sector, which serves an area as large as the U.S. with no comparable highway system, is falling behind due to increased demand for personal travel and the movement of goods. All forms of transport will remain heavily oversubscribed for years to come. The air taxi service eventually will fill an important market niche serving high government officials, wealthy Chinese, and foreign residents who cannot afford to spend the distressingly long time it takes to travel by train or bus to cities that are not served by airlines. The Hawk V will be able to take off and land vertically, eliminating the need for runways, but it will be much safer than a helicopter and will operate at a fraction of the cost. The taxi service will be most profitable at distances up to 350 miles, but could reach 550 miles on one fueling.

United States Public Use-Market

         The public-use market includes all civil government use of aircraft, primarily law enforcement. Under pubic-use law, government entities may fly aircraft that have not been certified by the FAA, because these entities do not fall under the jurisdiction of the FAA. Although the Company is building its aircraft to FAA specifications (FAR Part 27), and expects to achieve an FAA type certificate, it has an opportunity to enter the commercial market before certification, through public-use. In recent months, the Company has received over five hundred direct inquiries from Sheriff and Police Departments from numerous states.

Manufacturing

         In 1997, the Company moved into a new facility with enough floor space to create an interim manufacturing facility, with parts being made by subcontractors. This interim manufacturing plan provides guidelines and procedures for all materials management, floor plan, FAA quality control, and assembly. The Company plans eventually to build a larger factory, but the current facility will be capable of producing up to 300 gyroplanes per year. The Company presently has a manufacturing plant design that can be constructed anywhere in the world. This design, which has taken eight years to develop, is capable of producing up to 1,800 gyroplanes per year from one plant.

Item 2.   Properties

         The Company leases its present facility of approximately 25,000 square feet, within which it is assembling the Hawk III, and designing the follow on models. This interim development/ manufacturing facility is located at 2640 W. California Avenue, Suite A, Salt Lake City, UT 84104-4100.

Item 3.   Legal Proceedings

         The Company is a plaintiff in litigation in Germany. Pursuant to a loan agreement with a German citizen and two European banks, the Company delivered four million shares of common stock as collateral in July of 1993. A loan was never received on the collateral and in December of 1993 the Company filed criminal charges and retained a law firm in Germany to commence civil litigation. In 1997, the German Courts judged favorably for the Company on all counts. The defendant appealed on a technicality and the appellate court ruled in favor of the Company. The Company expects to have its stock returned during fiscal year 1999.

Item 4.   Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.   Market for the Registrant's Common Stock and Related
             Security Holder Matters

         The Company's common stock, $.005 par value, traded Over The Counter, is listed on the OTC Bulletin Board as GNBA. No cash dividends have been paid for the past four quarters.


             Quarterly Common Stock Bid Price Ranges (Calendar Year)

Year           Quarter              High             Low
----           -------              ----             ---
1996             1st                  .44             .25
                 2nd                  .66             .44
                 3rd                 2.75             .94
                 4th                 2.00             .94
1997             1st                 1.88            1.25
                 2nd                 1.69             .94
                 3rd                 1.38            1.00
                 4th                 1.31             .50
1998             1st                  .75             .41
                 2nd                 1.09             .35


The number of shareholders of record for the company's common stock as of June 30, 1998 were 690, and the number of shares issued and outstanding were 43,561,249.

Item 6.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations

Results of Operations

         Revenue

         During 1998, total revenue increased over seven-fold compared to 1997, from $1,694 to $14,474 because there was an increase in interest income. Although the percentage increase is large, the base for comparison was small. Company revenue in 1998 and 1997 consisted only of interest income.

         During 1997, total revenue decreased by 358 percent compared to 1996, from $7,761 to $1,694, because there was a decrease in interest income. Although the percentage decrease is large, the base for comparison was small.

         Research and Development Costs

         During 1998, development costs increased from $768,424 in 1997 to $1,669,819, a 117 percent increase. The increase took place across the board as the number of employees doubled, and tooling and equipment costs went up in preparation for production of the Hawk III.

         During 1997, development costs increased to $768,424 from $477,138 in 1996 a 61 percent increase.

         General and Administrative Costs

         General and administrative costs in 1998 increased to $1,275,534 from $1,026,798, in 1997, an increase of 24 percent. The increase was adequate for supporting the large increase in R & D personnel.

         General and administrative costs in 1997 increased 106 percent compared to 1996 to $1,026,798 from $497,814. The large increase reflected a larger work force and a move into a bigger facility, which will accommodate initial manufacturing of the Company's aircraft.

         Net Earnings

         During 1998 and 1997 the Company continued to record losses as it conducted flight tests, built new models, and made the transition toward full marketing and manufacturing of the Hawk gyroplane series .

Liquidity and Capital Resources

         The Company estimates that capital requirements will increase significantly over the next year as more resources are required to reach planned goals. The Company is now making the transition into manufacture of the Hawk
III. The actual schedule of the planned expansion ultimately depends upon the Company's ability to attract capital.

         Over the next six months the Company plans to fund its operations with up to $5 million in equity investments from accredited investors. The Company anticipates that beginning in 1999, sales of gyroplanes will provide an additional source of capital in the form of cash from down payments. It is common practice in the aircraft industry to take down payments to establish delivery positions on new aircraft which may not be delivered for two years or more. High capital costs, and the lack of competition resulting from strict FAA regulation are responsible for this practice.

         Management does not anticipate that revenues or expenses will be materially affected by inflation over the next twelve months.

Item 7.   Financial Statements

         Index to Consolidated Financial Statements

         Independent auditors' report of Tanner + Co.

         Financial statements:

                  Consolidated balance sheet, June, 30, 1998.

                  Consolidated statement of operations for the two years ended June 30, 1998 and 1997.

                  Consolidated statement of stockholder's (deficit) for the two years ended June 30, 1998 and 1997.

                  Consolidated statement of cash flows for the two years ended June 30, 1998 and 1997.

                  Notes to consolidated financial statements.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There has been no change of accountants or reporting disagreements on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure.

Item 9.  Directors and Executive Officers of the Registrant

         The following table contains the names and ages of all directors; all positions and offices with the Registrant held by each such person.

         Name                     Age                    Positions
         ----                     ---                    ---------
         David L. Groen           47                     Director and President
         H. Jay Groen             54                     Director
         Philip F. Cannon(1)      84                     Director
         James P. Mayfield(2)     50                     Vice-President

Term of Office

The terms of service of Messrs. Groen, and Mayfield as members of the Board of Directors
--------
         1 At June 30, 1998, Mr. Cannon was a director of registrant. Just prior to this filing, Mr. Cannon passed away and was replaced by Mr. Mayfield.

         2 Mr. Mayfield was appointed to fill Mr. Cannon's vacancy.

continue until the next annual meeting of the stockholders. These persons respective appointments were adopted, ratified and approved by the stockholders at a meeting thereof called for that purpose on October 7, 1991. Stockholders' meetings have been waived since then. With the exception of compliance with the duties of a director as set forth in the Articles of Incorporation or Bylaws of the Registrant or in the provisions of the Utah Business Corporation Act, there are no arrangements or understandings pursuant to which any of the foregoing persons were selected to serve on the Board of Directors of the Registrant. Each of the foregoing persons consented to serve as a director of the Registrant prior to their designation and subsequent election as such.

Family Relationships

         H. Jay Groen and David L. Groen are brothers.

Background on Directors and Officers

         David Groen is President & CEO, Secretary and Treasurer, and a Director of the Registrant. Immediately prior to forming Groen Brothers Aviation, David Groen was a founding partner and Chief Financial Officer (CFO) for Seagull Recycling Company. Previously, he has held numerous executive positions in the helicopter industry with Sales and Marketing, Safety Officer, Branch Manager, and Chief Pilot responsibilities. Having extensive military and commercial experience in helicopters, Mr. Groen has logged 7,000 hours in rotor-wing aircraft and 400 hours in fixed-wing aircraft. Mr. Groen received his Certificate of Graduation in 1970 from the U.S. Army Warrant Officer Flight Training School, was awarded Army Aviator Wings and promoted to the rank of Warrant Officer. As a combat helicopter pilot and Aircraft Commander in Vietnam, he flew hundreds of combat missions and was awarded the Air Medal and Bronze Star. He is qualified as a pilot in most American and French helicopters, and has attended Aerospatiale factory schools on the SA315B Lama and the SA316 and SA319 Alouette III helicopters. Over the years, Mr. Groen's numerous commercial helicopter missions have involved such work as EMS (emergency medical service hospital air ambulance), power line construction and patrol, topographical survey, USGS map making, forest fire fighting, long line seismic oil exploration, and wildcat on shore and off shore oil drilling operations. David Groen is co-author, along with his brother Jay, of a best selling novel entitled Huey.

         H. Jay Groen, Chairman is a Director of the Registrant. Before joining GBA, Jay Groen co-founded Seagull Recycling Company, an organization that developed an original supply of secondary paper fiber for sale to domestic and Far East markets. Prior to this business venture, he was the President of China West, Inc., a Washington D.C. based organization representing U.S. firms in the Peoples Republic of China. In this role, Mr. Groen negotiated joint venture and trade agreements in such diverse industries as machine building, petroleum, coal, agriculture, light manufacturing, handicrafts, and forest products. Early in his career, Mr. Groen spent ten years as an Economist for the Central Intelligence Agency (CIA) doing original research on Asia, with a particular interest on the People's Republic of China. As part of his responsibilities with the CIA, Mr. Groen prepared written and oral briefs for the White House staff and members of Congress, and lectured at the National War College. Mr. Groen served in the U.S. Air Force as a Chinese Linguist in both Vietnam and Asia, logging more than 100 combat missions in a special airborne intelligence function. He is the co-author, along with his brother David, of a best selling book entitled Huey, a novel about the Vietnam War. Mr. Groen has also published several other writings including: 1) "The Sweet and Sour China Market", China Under Four Modernizations; and, 2) "Buying from China", U.S.-China Economic

Relations: A reappraisal. Mr. Groen has an M.A. in Economics from Virginia Polytechnic Institute, a B.A. in Economics from the University of Utah and. a Language Certificate in Mandarin Chinese from Yale University. A private pilot with a practical background in aeronautical design, Mr. Groen has added much innovation to the Hawk gyroplane.

         Philip F. Cannon was a Director of the Registrant through the end of the current reporting period. Philip Cannon began his distinguished career in international business as an engineer for Colgate Company, then assumed management consulting and production manufacturing posts with McKinsey & Company, Emhart Manufacturing, Federal Pacific Electric Company, and Hoover Worldwide Corporation. As a Vice President at Hoover, Mr. Cannon oversaw all of the company's production trouble-shooting in Canada, Latin America and England. He was a founder of Coloney, Cannon, Main and Pursell, a diversified management consulting firm with offices in London and New York. This firm was acquired by Towers, Perrin, from which Mr. Cannon retired as Vice President in 1979. Following an additional six years of private consulting in Europe, Cannon returned to Salt Lake City and joined GBA as Director of Manufacturing in 1990. Mr. Cannon was responsible for the overall production strategy and management for the manufacturing of GBA's Hawk series gyroplanes. He wrote a comprehensive manufacturing plan and facilities plan for the continuing phases of the company's development.

         James P. Mayfield III, is a Vice  President,  Chief  Operating  Officer
(COO), Chief of Flight Operations, and replaces Philip Cannon as a Director of the Registrant. James Mayfield, one of only a handful of individuals certified as a gyroplane pilot examiner by the FAA, brings to GBA more than 3,300 hours of flight time in gyroplanes. As GBA's Chief Test Pilot, Mr. Mayfield was recently honored by being inducted into "The Society of Experimental Test Pilots," an elite world-wide organization of only 1800 pilots, whose distinguished membership include Chuck Yeager, Deke Slayton, Scott Crossfield and Jimmy Doolittle II. Mr. Mayfield has logged more than 12,800 total hours flight time that includes extensive experience test flying a wide range of aircraft. A career U.S. Marine Corps officer, Mr. Mayfield retired from the Marines in 1989 following nearly 25 years of distinguished service and leadership experience. His last tour of duty was in the Operations Department at Camp Pendleton, California, responsible for the safety and security of Special Weapons in the Pacific region. With a staff of 400 people reporting to him, he was responsible for training, outfitting, and evaluating the First Marine Division (30,000 Marines) in Special Weapons employment and defense. Mr. Mayfield possesses two baccalaureate degrees, one in psychology and a second in sociology bestowed by the University of New York.

Item 10. Executive Compensation

         No director or executive officer of the Registrant received cash compensation in excess of $100,000 during the past fiscal year. Each Jay Groen and David Groen hold options of 2,475,000 shares at $.09 per share to be purchased by 1999.

Item 11. Security Ownership of Certain Beneficial Owners and
             Management

         The following shows the shares of common stock owned as of June 30, 1998 by all the Directors and Officers individually and as a group. No individual investors, other than those shown, own more than five percent of the outstanding common stock. Each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned.


Name  and  Address                                Amount of           Percent of
of Beneficial Owner                               Ownership              Class
-------------------                               ---------            ---------

David Groen, President                            8,928,988              20.49
2640 California Avenue
Salt Lake City, UT 84104

Jay Groen, Director                               6,160,078              14.14
2640 California Avenue
Salt Lake City, UT 84104

Philip Cannon, Director                             161,544              00.37
2640 California Avenue
Salt Lake City, UT 84104

James P. Mayfield, Vice President                    71,000              00.16
2640 W. California Avenue
Salt Lake City, UT 84104

All Officers and Directors                       15,321,610              35.16


Lyle Campbell                                     3,604,400              08.27
c/o Chapman & Cuttler
111 W. Monroe Street
Chicago, IL 60603




         Does not include options by David Groen and Jay Groen to purchase 2,450,000 shares each. If such shares were purchased, their ownership would equal 23.48 percent and 17.77 percent respectively.

Item 12.  Certain Relationships and Related Transactions

         The Company owes $180,000, plus accrued interest, to a company owned by Directors Jay and David Groen.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) The following financial statements are included in Part II: Report of Independent Certified Public Accountants


                   Index to Consolidated Financial Statements
                           and Supplemental Schedules

--------------------------------------------------------------------------------


                                                                            Page


Independent auditors' report                                                 F-1

Financial statements:

    Consolidated balance sheet, June 30, 1998                                F-2

    Consolidated  statement of operations  for the two years
    ended June 30, 1998 and 1997 and cumulative amounts since
    July 1, 1993 (date of commencement of development stage)                 F-3

    Consolidated statement of stockholders' deficit for the
    two years ended June 30,  1998  and 1997 and  cumulative
    amounts  since  July 1,  1993  (date of commencement of
    development stage)                                                       F-4

    Consolidated  statement  of cash flows for the two
    years ended June 30, 1998 and 1997 and cumulative
    amounts since July 1, 1993 (date of commencement
    of development stage)                                                    F-7

    Notes to consolidated financial statements.                              F-9


--------------------------------------------------------------------------------

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)

                                                    INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Groen Brothers Aviation, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Groen Brothers Aviation, Inc. and subsidiary, (the Company), a development stage company, as of June 30, 1998, and the related consolidated statements of operations, stockholder's deficit and cash flows for each of the two years in the period ended June 30, 1998 and cumulative amounts since July 1, 1993 (date of commencement of development stage). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Groen Brothers Aviation, Inc. and subsidiary, as of June 30, 1998, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1998, and cumulative amounts since July 1, 1993 (date of commencement of development stage), in conformity with generally accepted accounting principles.

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


                                                       TANNER + CO.

Salt Lake City, Utah
August 4, 1998


                                                              GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                                             (A Development Stage Company)

                                                                                Consolidated Balance Sheet

                                                                                             June 30, 1998
----------------------------------------------------------------------------------------------------------


              Assets
Current assets:
     Cash                                                                               $          240,150
     Receivables                                                                                       812
     Prepaid expense                                                                               109,947
                                                                                        ------------------

                  Current assets                                                                   350,909

Machinery and equipment less accumulated
  depreciation of $364,615                                                                         459,469
                                                                                        ------------------

                  Total assets                                                          $          810,378
                                                                                        ------------------

----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Deficit Current liabilities:
     Accounts payable                                                                   $          140,516
     Accrued liabilities                                                                         1,030,527
     Note payable                                                                                  150,000
     Current portion of related party note payable                                                 198,137
     Current portion of long-term debt                                                             411,351
                                                                                        ------------------

                  Total current liabilities                                                      1,930,531
                                                                                        ------------------

Long-term debt                                                                                      45,851
Long-term portion of related party note payable                                                      9,463
Commitments and contingency                                                                              -
                                                                                        ------------------

                  Total liabilities                                                              1,985,845
                                                                                        ------------------

Stockholders' deficit:
     Common stock, par value $.005 per share;
       authorized 100,000,000 shares, issued and
       outstanding 43,561,249 shares                                                               217,807
     Additional paid-in capital                                                                  7,657,141
     Retained deficit                                                                           (9,050,415)
                                                                                        ------------------

                  Total stockholders' deficit                                                   (1,175,467)
                                                                                        ------------------

                  Total liabilities and stockholders' deficit                           $          810,378
                                                                                        ------------------

                                                                      Consolidated Statement of Operations

                                                                      Years Ended June 30, 1998, 1997 and
                                                                     Cumulative Amounts Since July 1, 1993
                                                               (Date of Commencement of Development Stage)
----------------------------------------------------------------------------------------------------------




                                                                                            Cumulative
                                                                                             Amounts
                                                                                          Since July 1,
                                                            1998             1997              1993
                                                     -----------------------------------------------------
Revenue-
     Interest and other                              $           14,474  $         1,694  $         35,501
                                                     -----------------------------------------------------

Expenses:
     Research and development                                 1,669,819          768,424         3,211,825
     General and administrative expenses                      1,275,534        1,026,798         3,559,026
     Interest expense                                           125,415           96,074           447,510
                                                     -----------------------------------------------------

                  Total expenses                              3,070,768        1,891,296         7,218,361
                                                     -----------------------------------------------------

                  Net loss                           $       (3,056,294) $    (1,889,602) $     (7,182,860)
                                                     -----------------------------------------------------


----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-2



                                                              GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                                             (A Development Stage Company)

                                                           Consolidated Statement of Stockholders' Deficit

                                          Years  Ended June 30, 1998 and 1997 and Cumulative Amounts Since
                                                  July 1, 1993 (Date of Commencement of Development Stage)
----------------------------------------------------------------------------------------------------------




                                                             Additional
                                    Common Stock              Paid-In         Retained
                           -------------------------------
                                Shares         Amount         Capital         Deficit          Total
                           -------------------------------------------------------------------------------

Balance, July 1, 1993            27,153,509  $     135,768  $      937,642  $   (1,867,555) $     (794,145)

Issuance of common stock for:
     Cash                         1,083,611          5,418         275,377               -         280,795
     Collateral on a loan         4,000,000         20,000         (20,000)              -               -
     Satisfaction of debt
       obligations                  172,222            861          28,927               -          29,788
     Services                        63,185            316          14,572               -          14,888
     Commissions                     40,857            204           9,642               -           9,846

Cancellation of shares
previously issued                   (50,000)          (250)            250               -               -

Issuance of stock
options at 50% of bid
at option date                            -              -          10,000               -          10,000

Net loss for the year
ended June 30, 1994                       -              -               -        (479,995)       (479,995)
                           -------------------------------------------------------------------------------

Balance, June 30,
1994                             32,463,384        162,317       1,256,410      (2,347,550)       (928,823)

Issuance of common stock for:
     Services                       138,860            694          59,525               -          60,219
     Satisfaction of debt
       obligation                   487,027          2,435          54,253               -          56,688
     Commissions                     18,546             93           8,907               -           9,000
     Cash                         1,028,923          5,145         426,777               -         431,922
     Assets                           2,286             11             989               -           1,000



-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                                                       F-3


                                                              GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                                             (A Development Stage Company)

                                                           Consolidated Statement of Stockholders' Deficit
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------



                                                             Additional
                                     Common Stock             Paid-In         Retained
                            ------------------------------
                                Shares         Amount         Capital         Deficit          Total
                            ------------------------------------------------------------------------------
Net loss for the year
ended June 30, 1995                       -              -               -        (711,207)       (711,207)
                            ------------------------------------------------------------------------------

Balance, June 30, 1995           34,139,026        170,695       1,806,861      (3,058,757)     (1,081,201)

Issuance of common stock for:
     Services                       686,708          3,434         164,800               -         168,234
     Satisfaction of debt
       obligation                    10,000             50           2,450               -           2,500
     Commissions                    124,719            624          39,782               -          40,406
     Cash                         1,669,404          8,347         539,103               -         547,450
     Assets                         100,000            500          49,500               -          50,000

Net loss for the year
ended June 30, 1996                       -              -               -      (1,045,762)     (1,045,762)
                            ------------------------------------------------------------------------------

Balance, June 30, 1996           36,729,857        183,650       2,602,496      (4,104,519)     (1,318,373)

Issuance of common stock for:
     Services                       468,003          2,340         265,266               -         267,606
     Satisfaction of debt
       obligation                   689,802          3,449         474,451               -         477,900
     Commissions                     11,607             58          12,879               -          12,937
     Cash                         1,359,442          6,797       1,208,674               -       1,215,471
     Assets                       2,500,000         12,500       2,187,500               -       2,200,000

Net loss for the year
ended June 30, 1997                       -              -               -      (1,889,602)     (1,889,602)
                            ------------------------------------------------------------------------------

Balance, June 30, 1997           41,758,711        208,794       6,751,266      (5,994,121)        965,939



----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                                                       F-4


                                                              GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                                             (A Development Stage Company)

                                                           Consolidated Statement of Stockholders' Deficit
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------



                                                             Additional
                                     Common Stock             Paid-In         Retained
                            ------------------------------
                                Shares         Amount         Capital         Deficit          Total
                            ------------------------------------------------------------------------------
Issuance of common stock for:
  Services                           79,617            398          57,638               -          58,036
  Commission                        109,299            547          52,769               -          53,316
  Cash                            1,613,622          8,068         795,468               -         803,536

Net loss for the year
ended June 30, 1998                       -              -               -      (3,056,294)     (3,056,294)
                            ------------------------------------------------------------------------------

Balance, June 30, 1998           43,561,249  $     217,807  $    7,657,141  $   (9,050,415) $   (1,175,467)
                            ------------------------------------------------------------------------------




----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                                                       F-5



                                                              GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                                             (A Development Stage Company)

                                                                      Consolidated Statement of Cash Flows

                                                                       Years Ended June 30, 1998, 1997 and
                                                                     Cumulative Amounts Since July 1, 1993
                                                               (Date of Commencement of Development Stage)
----------------------------------------------------------------------------------------------------------



                                                                                            Cumulative
                                                                                             Amounts
                                                                                          Since July 1,
                                                            1998             1997              1993
                                                     -----------------------------------------------------
Cash flows from operating activities:
     Net loss                                        $       (3,056,294) $    (1,889,602) $     (7,182,860)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation expense                                   156,911          110,762           307,258
         Common stock issued for services                       111,352          280,543           702,876
         Stock options issued below market                            -                -            10,000
         Loss on disposal of assets                              25,713                -            25,713
         (Increase) decrease in:
              Accounts receivable                                 3,063           (1,000)             (812)
              Prepaid expense                                  (109,948)               -          (109,948)
         Increase (decrease) in:
              Accounts payable                                  120,102          (13,600)           82,991
              Accrued payroll                                    88,439          (32,169)          521,928
              Accrued interest                                   49,524           34,052           213,791
              Accrued liabilities                                 3,637               (7)          107,125
                                                     -----------------------------------------------------
                  Net cash used in
                  operating activities                       (2,607,501)      (1,511,021)       (5,321,938)
                                                     -----------------------------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                        (218,672)               -          (234,916)
     Sale of property and equipment                           2,200,000               30         2,200,030
     Increase in note receivable                                      -                -            (6,250)
     Collections on notes receivable and
       advances                                                       -                -             6,250
                                                     -----------------------------------------------------
                  Net cash provided by
                  investing activities                        1,981,328               30         1,965,114
                                                     -----------------------------------------------------

Cash flows from financing activities:
     Proceeds from long-term debt                                     -          150,000           282,000
     Reduction of long-term debt                                 (3,228)               -           (70,728)
     Reduction of capitalized lease obligation                 (145,803)        (118,286)         (271,639)
     Proceeds from related party debt                                 -          350,000           488,894
     Reduction of related party debt                                  -                -          (116,690)
     Proceeds from issuance of common stock                     803,536        1,215,471         3,279,174
                                                     -----------------------------------------------------
                  Net cash provided by
                  financing activities                          654,505        1,597,185         3,591,011
                                                     -----------------------------------------------------


----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                                                       F-6



                                                              GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                                             (A Development Stage Company)

                                                                      Consolidated Statement of Cash Flows
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------



                                                                                            Cumulative
                                                                                             Amounts
                                                                                          Since July 1,
                                                            1998             1997              1993
                                                     -----------------------------------------------------

                  Net increase in cash                           28,332            86,194          234,187

Cash, beginning of period                                       211,818           125,624            5,963
                                                     -----------------------------------------------------

Cash, end of period                                  $          240,150  $        211,818  $       240,150
                                                     -----------------------------------------------------

Schedule of supplemental disclosures:

         Interest paid                               $           75,891  $         71,023  $       102,125
                                                     -----------------------------------------------------

         Income taxes paid                           $              100  $            100  $           500
                                                     -----------------------------------------------------

Schedule of non-cash investing and financing activities:

During the year ended June 30, 1997:

     o The Company issued 689,802 shares of its restricted common stock to satisfy $469,400 of related party debt and $8,500 of accrued interest.

     o The Company issued 2,500,000 shares of its restricted common stock to purchase equipment held for sale costing $2,200,000 .

     o The Company assumed capital lease obligations totaling $299,882 in exchange for the use of property and equipment.



--------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                             F-7

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements

                                                                   June 30, 1998
--------------------------------------------------------------------------------


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


Income (Loss) Per Common Share
Income (loss) per share of common stock is calculated based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the Company's stock options and are considered to be dilutive common equivalents, using the treasury stock method. Fully diluted earnings per share is the same or antidilutive, and, accordingly, is not presented.


--------------------------------------------------------------------------------

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)


                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Summary of Significant Accounting Policies
     Continued
Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and labilities and disclosure of contingent assets and labilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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



--------------------------------------------------------------------------------

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)


                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Machinery and Equipment
Machinery and equipment consisted of the following at June 30:


Aircraft                                                  $          87,997
Office equipment                                                    180,655
Shop equipment and tools                                             57,982
Furniture                                                            36,649
Leased property under capital leases                                438,811
Vehicles                                                             21,990
                                                          -----------------

                                                                    824,084

Less accumulated depreciation and amortization                      364,615
                                                          -----------------

                                                          $         459,469
                                                          -----------------



3.   Note Payable
At June 30, 1998, the Company had a note payable consisting of a line of credit payable to a bank of $150,000. The line of credit matured on March 1998. Interest is at the banks prime lending rate plus 2.0%. The line of credit is secured by stand-by letters of credit. The line of credit is callable by the bank. The Company and the bank are in negotiations to extend the terms of this agreement.


--------------------------------------------------------------------------------

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)


                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




4.   Long-Term Debt
Long-term debt consist of the following at June 30:


Notes payable to a local governmental agency, including interest at 2% above the prime rate (8.5% at June 30, 1998). After principal amount is paid, monthly installments of 3% of monthly gross revenues are due until an additional $150,000 is paid. The notes were in default at June 30, 1998 $ 150,000

Notes  payable  to  a  governmental   sponsored   organization  due  in  monthly
installments of 3% of gross monthly revenues, including interest at 2% above the prime rate (8.5% at June 30, 1998) 100,000

Note payable to a company at 15% interest, due
on demand, unsecured                                      $          10,000

Capital lease obligations (see note 5)                              197,202
                                                          -----------------

                                                                    457,202

Less:  current portion                                             (411,351)
                                                          -----------------

                                                          $          45,851
                                                          -----------------



Future maturities of long-term debt at June 30, 1998, are as follows:


                           Year                                Amount
                                                          -----------------

                           1999                           $         411,351
                           2000                                      45,851
                                                          -----------------

                                                          $         457,202
                                                          -----------------




--------------------------------------------------------------------------------

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)


                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



5.   Capital Lease Obligations
During the year ended June 30, 1997, the Company entered into capital lease agreements with a financial institution for certain property and equipment. Assets under capital lease have been capitalized and are included in property and equipment as follows:


Office equipment                                          $         161,034
Shop equipment and tools                                            222,260
Furniture                                                            18,778
Leasehold Improvements                                               36,739
                                                          -----------------

Total property and equipment                                        438,811

Accumulated amortization                                           (192,657)
                                                          -----------------

                                                          $         246,154
                                                          -----------------



Future minimum lease payments at June 30, 1998 are as follows:


Year Ending June 30,

     1999                                                 $         171,727
     2000                                                            48,386
                                                          -----------------

     Total minimum lease payments                                   220,113

     Less amount representing interest                              (22,911)
                                                          -----------------

     Present value of net minimum lease payments          $         197,202
                                                          -----------------



The Company has entered into an arrangement with a third party in which the person has the option to pay the capital lease in a dollar-for-dollar exchange for stock valued at $.40 per share. At June 30, 1998, the number of shares under this option is 1,030,140 shares, none of which have been exercised as of June 30, 1998.



--------------------------------------------------------------------------------

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)


                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



6.   Preferred Stock
The Company filed amended Articles of Incorporation in which the Company authorized four additional classes of preferred stock. Each class is authorized to have 50,000,000 shares having a $.001 par value. The rights, terms, and preferences are to be set by the board of directors. As of June 30, 1998, no preferred stock has been issued.


7.   Earnings Per Share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS as previously required. The new standard also requires additional informational disclosures, and makes certain modifications to the previously applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires restatement of EPS for all prior periods reported. During the year ended June 30, 1998, the Company adopted this standard.


Earnings per share information in accordance with SFAS 128 is as follows:


                                            Year Ended June 30, 1998
                                 -----------------------------------------------
                                       Loss           Shares        Per-Share
                                   (Numerator)     (Denominator)      Amount
                                 -----------------------------------------------

Net loss                         $     (3,056,294)
Less preferred stock
  dividends                                     -
                                 ----------------
Basic EPS
Loss available to
  common stockholders                  (3,056,294)      42,649,921  $      (.07)
                                                                  --------------
Effect of Dilutive Securities
Stock options                                   -                -
                                 ---------------------------------
Diluted EPS
Loss available to common
  stockholders plus assumed
  conversions                    $     (3,056,294)      42,649,921  $      (.07)
                                 -----------------------------------------------



--------------------------------------------------------------------------------

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)


                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



7.   Earnings Per Share
     Continued

                                              Year Ended June 30, 1997
                                 -----------------------------------------------
                                       Loss           Shares        Per-Share
                                   (Numerator)     (Denominator)      Amount
                                 -----------------------------------------------

Net loss                         $     (1,889,602)
Less preferred stock
  dividends                                     -
                                 ----------------
Basic EPS
Loss available to
  common stockholders                  (1,889,602)      38,296,858  $      (.05)
                                                                  --------------
Effect of Dilutive Securities
Stock options                                   -                -
                                 ---------------------------------
Diluted EPS
Loss available to common
  stockholders plus assumed
  conversions                    $     (1,889,602)      38,296,858  $      (.05)
                                 -----------------------------------------------



8.   Related
     Party
     Transactions
The Company has notes payable to shareholders totaling $27,600 at June 30, 1998. These notes are all due within one year at interest rates of 8.00%, unsecured. The Company has a note payable totaling $180,000 to Hawk Autogyro, a company related by common ownership with interest at 12%. The note was past due at September 26, 1995, and remains delinquent at June 30, 1998. Accrued interest totaled $96,108 at June 30, 1998.


Included in accrued expenses is payroll payable to officer shareholders totaling $600,289.


Future maturities of related party debt at June 30, 1998 are as follows:


Year Ending June 30,

     1999                                                 $         198,137
     2000                                                             6,182
     2001                                                             3,281
                                                          -----------------

                                                          $         207,600
                                                          -----------------



--------------------------------------------------------------------------------

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)


                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



9.   Commitments
As conditions to obtain financing from a local government agency, the Company has agreed to, in effect, pay royalties to the agency. The royalties will be 3% of the monthly revenues until a total of $150,000 has been paid. No royalties have been earned or paid as of June 30, 1998.


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


The  Company  leases  certain  property  and  facilities  under   noncancellable
operating leases. Future minimum rental payments required under these leases are as follows:


Year Ending June 30,

     1999                                                 $         103,236
     2000                                                           103,236
     2001                                                           103,236
     2002                                                           103,236
     2003                                                                 -
                                                          -----------------

                                                          $         412,944
                                                          -----------------



During the year ended June 30, 1997, the Company entered into a sublessor/sublessee relationship, where the Company is the sublessor. The terms of this relationship is for the sublessee to occupy the office space and assume the terms of the lease. The lease expires December 31, 2002.


Rental expenses for noncancellable operating leases were $141,748 and $60,738 for the years ended June 30, 1998 and 1997, respectively.


--------------------------------------------------------------------------------

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)


                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



9.   Commitments
     Continued
Effective September 1, 1990, the Company entered into employment agreements with several officers of the Company. The employment agreements can be terminated at any time. Upon termination, the Company retains all rights to the gyroplane and the relating technology and the officers have a covenant not to compete for a period of three years. Royalty payments of 1% of the gross sales price of the gyroplane are to be paid to the majority shareholders.


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


--------------------------------------------------------------------------------

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)


                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



12.  Income Taxes
     Continued
The (provision) benefit for income taxes differs from the amount computed at the federal statutory rate as follows:


                                               1998             1997
                                        -----------------------------------

Income tax benefit at federal
  statutory rates                       $        1,039,000  $       705,000
Valuation allowance                             (1,039,000)        (705,000)
                                        -----------------------------------

Total current income taxes              $                -  $             -
                                        -----------------------------------



At June 30, 1998, the Company had incurred net operating losses totaling approximately $9,052,000. These losses will be carried forward to offset taxable income in future periods. This operating loss carryforward begins to expire in 2006. The consolidated taxable loss of GBA includes the operations of GBA for the seven years ended June 30, 1998, and the operations of Sego Tool, Inc., for the period from September 18, 1990, to June 30, 1998 The deferred tax asset at June 30, 1998 is as follows:


Tax benefit of net operating loss carryforward            $       3,078,000
Valuation allowance                                              (3,078,000)
                                                          -----------------

Net tax benefit                                           $               -
                                                          -----------------



Due to uncertainties surrounding the utilization of the net operating loss carryforwards, a valuation allowance has been established to offset a deferred income tax benefit of such net operating loss carryforwards.



--------------------------------------------------------------------------------

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)


                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



13.  Stock-Based
     Compensation
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of FAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:


                                                          June 30,
                                            ------------------------------------
                                                   1998              1997
                                            ------------------------------------

Net Income - as reported                    $       (3,056,294)   $  (1,889,602)
Net Income - pro forma                      $       (3,147,469)   $           -
Earnings per share - as reported            $             (.07)   $        (.05)
Earnings per share - pro forma              $             (.07)   $        (.05)
                                            ------------------------------------



--------------------------------------------------------------------------------

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)


                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



13.  Stock-Based Compensation
     Continued
The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                         June 30,
                                            -----------------------------------
                                                   1998             1997
                                            -----------------------------------

Expected dividend yield                      $            -  $               -
Expected stock price volatility                       152 %              157 %
Risk-free interest rate                               5.6 %              4.5 %
Expected life of options                            5 years          1-3 years
                                            -----------------------------------



The weighted average fair value of options granted during 1998 and 1997 are $1.07 and $0, respectively.


The following table summarizes information about fixed stock options outstanding at June 30, 1998:


                        Options Outstanding              Options Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                 Number      Remaining    Weighted      Number       Weighted
   Range of    Outstanding  Contractual    Average    Exercisable    Average
   Exercise        at          Life       Exercise         at        Exercise
    Prices       6/30/98      (Years)       Price       6/30/98       Price
--------------------------------------------------------------------------------

$  .09 to  .23   5,268,261    5.06     $     0.10      5,268,261  $         0.10
   .25 to  .63   2,074,878    3.38           0.32      2,074,878            0.32
  2.00 to 2.00      86,667    2.84           2.00         86,667            2.00
--------------------------------------------------------------------------------

$  .09 to 2.00   7,429,806    4.56     $     0.18      7,429,806  $         0.18
--------------------------------------------------------------------------------

                                                    Signatures


         Pursuant to the requirements of Section or 15 (d) of the Securities Exchange Act of 1934, Groen Brothers Aviation, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                                           Groen Brothers Aviation, Inc.



         /s/ David L. Groen                 Date:     September 24, 1998
         -------------------------------    ----------------------------
         David L. Groen, President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


         /s/ H. Jay Groen                   Date:     September 24, 1998
         -------------------------------    ----------------------------
         H. Jay Groen, Director


         /s/ David L. Groen                 Date:     September 24, 1998
         -------------------------------    ----------------------------
         David L. Groen, Director


         /s/ James P. Mayfield              Date:     September 24, 1998
         -----------------------------      ----------------------------
         James P. Mayfield, Director