Form 10QSB
period 1998-09-30
GROEN BROTHERS AVIATION INC /UT/
filed 1998-11-13
CIK 870743

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998



                          Commission file number 018958

                          GROEN BROTHERS AVIATION, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

           Utah                                          87-0376766
-----------------------                                --------------
State of other jurisdiction of                         I.R.S. Employer
Incorporation or organization                          Identification No.

2640 W. California Ave., Suite A
Salt Lake City, Utah                                   84104-4100
-----------------------                                --------------
Address of principal executive offices                 Zip Code


Registrant's telephone number, including area code (801) 973-0177
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                       Outstanding at
        Class                                          September 30, 1998
-------------------------                              --------------------
Common Stock, $.005 par value                          46,868,275

                   Page 1 of 10 consecutively numbered pages.

                                TABLE OF CONTENTS


Part I - Financial Information                                                                                 Page

Item 1.           Financial Statements

                           Condensed Consolidated Balance Sheet,
                           September 30, 1998 (unaudited) and June 30, 1998.......................................3

                           Condensed Consolidated Statement of Operations for the three months ended September 30, 1998 and 1997 (unaudited)...................................4

                           Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 1998 and 1997 (unaudited)...................................5

                           Notes to Consolidated Financial Statements.............................................7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................................8


Part II - Other Information

Item 1            Legal Proceedings...............................................................................9

Item 2            Changes in the Securities.......................................................................9

Item 3            Defaults Upon Senior Securities.................................................................9

Item 4            Submission of Matters to a Vote of Security Holders.............................................9

Item 5            Other Information...............................................................................9

Item 6            Exhibits and Reports on Form 8K.................................................................9

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                            Condensed Consolidated Balance Sheet

                                            September 30, 1998 and June 30, 1998
--------------------------------------------------------------------------------



                                                                         September 30,
                                                                             1998            June 30,
              Assets                                                      (Unaudited)          1998
                                                                       -----------------------------------

Current assets:
     Cash                                                              $         337,839  $        240,150
     Note receivables                                                             32,576               811
     Prepaid expense                                                             109,948           109,948
                                                                       -----------------------------------

                  Current assets                                                 480,363           350,909

Investment art held for sale                                                     321,000                 -

Machinery and equipment less accumulated
  depreciation of $400,439 and $364,615                                          630,692           459,469
                                                                       -----------------------------------

                                                                       $       1,432,055  $        810,378
                                                                       -----------------------------------

----------------------------------------------------------------------------------------------------------
              Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                  $         180,815  $        140,516
     Accrued liabilities                                                       1,035,341         1,030,527
     Note payable                                                                100,000           150,000
     Current portion of related party note payable                               198,448           198,137
     Current portion of long-term debt                                           411,954           411,351
                                                                       -----------------------------------

                  Total current liabilities                                    1,926,558         1,930,531
                                                                       -----------------------------------

Long-term debt                                                                         -            45,851
Long-term portion of related party note payable                                    9,463             9,463
                                                                       -----------------------------------

                  Total liabilities                                            1,936,021         1,985,845
                                                                       -----------------------------------

Stockholders' deficit:
     Common stock, par value $.005 per share; authorized
       100,000,000 shares, issued and outstanding
       46,868,275 shares and 43,561,249 shares, respectively                     237,209           217,807
     Additional paid-in capital                                                9,438,961         7,657,141
     Retained deficit                                                        (10,180,136)       (9,050,415)
                                                                       -----------------------------------

                  Total stockholders' deficit                                   (503,966)       (1,175,467)
                                                                       -----------------------------------

                  Total liabilities and stockholders' deficit          $       1,432,055  $        810,378
                                                                       -----------------------------------

--------------------------------------------------------------------------------

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                      Condensed Consolidated Statement of Operations (Unaudited)

--------------------------------------------------------------------------------





                                                                                            Cumulative
                                                                                             Amounts
                                                             Three Months Ended               Since
                                                                September 30,              Development
                                                     -----------------------------------
                                                            1998             1997             Stage
                                                     -----------------------------------------------------

Revenue -
     interest and other                              $              575  $            62 $          36,076
                                                     -----------------------------------------------------

                  Total revenue                                     575               62            36,076
                                                     -----------------------------------------------------

Expenses:
     Research and development expenses                          174,300          164,941         3,386,125
     General and administrative expenses                        947,040          382,807         4,506,066
     Interest expense                                             8,956            4,724           456,466
                                                     -----------------------------------------------------

                  Total expenses                              1,130,296          552,472         8,348,657
                                                     -----------------------------------------------------

                  Net (loss)                         $       (1,129,721)  $     (552,410)$      (8,312,581)
                                                     -----------------------------------------------------

(Loss) per share                                     $             (.02)  $         (.01)$           (.23)
                                                     -----------------------------------------------------

Weighted average shares outstanding                          45,662,000       42,161,000        36,210,000
                                                     -----------------------------------------------------

--------------------------------------------------------------------------------

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                      Condensed Consolidated Statement of Cash Flows (Unaudited)

--------------------------------------------------------------------------------


                                                                                            Cumulative
                                                                                              Amounts
                                                                 Three Months Ended            Since
                                                                   September 30,            Development
                                                           ------------------------------
                                                                1998           1997            Stage
                                                           -----------------------------------------------
Cash flows from operating activities:
     Net (loss)                                            $    (1,129,721) $    (552,410) $    (8,312,581)
     Adjustments to reconcile net (loss) to net
       cash used in operating activities:
         Depreciation expense                                       35,824         31,088          343,082
         Stock issued for services                                 194,240         73,229          897,116
         Stock options issued below market                               -              -           10,000
         Loss on disposal of assets                                      -              -           25,713
              (Increase) decrease in:
                  Accounts receivable                                    -          1,937             (812)
                  Prepaid expense                                        -              -         (109,948)
              Increase (decrease) in:
                  Accounts payable                                  40,299         83,854          123,290
                  Accrued payroll                                        -          8,053          521,928
                  Accrued interest                                       -         (2,034)         213,791
                  Accrued liabilities                                4,814          3,474          111,939
                                                           -----------------------------------------------
                      Net cash used in
                      operating activities                        (854,544)      (352,809)      (6,176,482)
                                                           -----------------------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                           (207,047)       (87,441)        (441,963)
     Sale of property and equipment                                      -              -        2,200,030
     Increase in note receivable                                   (31,765)             -          (38,015)
     Collections on notes receivable and advances                        -              -            6,250
                                                           -----------------------------------------------
                      Net cash used in
                      investing activities                        (238,812)       (87,441)       1,726,302
                                                           -----------------------------------------------

Cash flows from financing activities:
     Change in line of credit                                      (50,000)        25,000          (50,000)
     Proceeds from long-term debt                                        -              -          282,000
     Proceeds from related party debt                                    -              -          488,894
     Reduction of capitalized lease obligation                     (45,248)       (50,700)        (316,887)
     Reduction of debt                                                 311              -          (70,417)
     Reduction of related party debt                                     -         (2,309)        (116,690)
     Proceeds from issuance of common stock                      1,285,982        267,814        4,565,156
                                                           -----------------------------------------------
                      Net cash provided by
                      financing activities                       1,191,045        239,805        4,782,056
                                                           -----------------------------------------------

                      Net increase (decrease) in cash               97,689       (200,445)         331,876
Cash, beginning of period                                          240,150        211,818            5,963
                                                           -----------------------------------------------

Cash, end of period                                        $       337,839  $      11,373  $       337,839
                                                           -----------------------------------------------

--------------------------------------------------------------------------------

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                  Condensed Consolidated Statement of Cash Flows
                                                                       Continued

--------------------------------------------------------------------------------




Supplemental schedule of cash flow information:


                                                                                            Cumulative
                                                                                             Amounts
                                                             Three Months Ended               Since
                                                                September 30,              Development
                                                     -----------------------------------
                                                            1998             1997             Stage
                                                     -----------------------------------------------------

Cash paid during the period for:

         Interest                                    $            8,956  $         4,724  $        111,081
                                                     -----------------------------------------------------

         Taxes                                       $              100  $           100  $            600
                                                     -----------------------------------------------------


Schedule of non-cash activities:
     During the three months ended September 30, 1998:

         o The Company issued 713,333 shares of its restricted common stock to purchase investment art valued at $321,000.






--------------------------------------------------------------------------------

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                            Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------





(1) The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and subsidiary and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1998 and the results of operations for the three months ended September 30, 1998 and 1997 and cash flows for the three months ended September 30, 1998 and 1997. The results of operations and cash flows for the three months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire year.


(2) (Loss) per share is based on the weighted average number of shares outstanding at September 30, 1998 and 1997, respectively.







--------------------------------------------------------------------------------

Item 2.           Management's Discussion and Analysis of
                  ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

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

     The Company had put on hold plans for the development of a Portuguese subsidiary, the formation of which was to comply with government regulations regarding application for funds through a Portuguese government development program. The Company had planned to finalize a contract with the Portuguese government during the first quarter of the 1998 calender year, however, the government slowed the process of application. During the present quarter, the Portuguese government has made a new offer to GBA, through its representative Tallantyre Consultants, in Evora Portugal. The offer consists of a grant and low interest loan, but the amount is not what the Company requires to locate an assembly facility in Portugal. The Company is presently evaluating what it can do in Portugal, for example, establish a training/sales/repair facility, for such a budget. The Company is currently negotiating possible funding for plant construction in other foreign countries.

     During the first quarter of the current fiscal year, the Company began construction of four production models of the Hawk 4 (four seat) gyroplane. The Hawk 4 replaces the proposed Hawk III. The first market for the Hawk 4 will likely be the "public use" market in the US, which consists of civil government applications. The Company continues to receive significant interest from airborne law enforcement entities. In addition, the Company anticipates that the Hawk 4 will eventually be assembled in China, exclusively for the China market, from subassemblies. The Company has signed a contract with a private Chinese company, the Shanghai Energy and Chemical Corporation (SECC), for the sale of 200 Hawk 4 gyroplanes, with an option for 300 additional units. Deliveries are contingent upon Hawk 4 certification by Chinese civil aviation authorities
(CAAC). The Company is now working with the FAA to achieve type-certification in the US. When FAA certification is awarded, the CAAC certification will follow through a procedure of formal application. Based upon the work done by the FAA, the CAAC will award a Verified Type Certificate, thus enabling the Hawk 4 to fly and be sold in China.

     The Company's new building is being prepared as a production facility, with new production tools being verified for quality control purposes. The first four Hawk 4 gyroplanes will be used for certification flight testing and as demonstrators. The present facility is a "final" assembly facility, which receives parts from a large network of FAA certified suppliers. The suppliers have all been qualified by the Company through an FAA established procedure.

     Results of Operations

     Revenues remained insignificant during the three month period ended September 30, 1998 at $575, compared to $62 for the same period in 1997. During the three months ended September 30, 1998, research and development expenses amounted to $174,300, an increase from $164,941 for the same period in 1997. General and administrative expenses increased to $947,040 during the three months ended September 30, 1998 from $382,807 for the similar period ended 1997. The resulting losses increased to ($1,129,721) from ($552,410) for the quarters under comparison. The significant change in general and administrative costs reflects a doubling in the number of employees, formal beginning of FAA certification, and preparation for production of the Hawk 4.

     Liquidity and Capital Resources

     The Company's long-term needs for capital will be met with equity financing and/or debt financing based upon the sale of stock and taking of factory orders with down payment deposits for the Hawk gyroplane. The Company is building
production   models  of  the  Hawk  4,  in  anticipation  of  eventually  taking down-payments for future deliveries. An additional source of funds could be government grants from foreign countries. The Company estimates that it will need $24 million over the next two years to accomplish the following:

              - Manufacture Demonstrator and Public Use Aircraft,
              - Complete FAA Certification,
              - Enter into Production of type-certified gyroplanes.

     Interim financing is being obtained through the sale of Company stock to accredited investors, and through debt financing. From June 30 to September 30, the Company received $1,285,982 from the private sale of stock.

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


Date: November 12, 1998            GROEN BROTHERS AVIATION, INC.


                                   By:    s/ David L. Groen
                                        --------------------------
                                          David L. Groen, President