Form 10QSB
period 1998-12-31
GROEN BROTHERS AVIATION INC /UT/
filed 1999-02-19
CIK 870743

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1998



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                             Outstanding at
          Class                                             December 31, 1998
-------------------------                                  -------------------
Common Stock, $.005 par value                                    51,879,651

                   Page 1 of 12 consecutively numbered pages.

                                TABLE OF CONTENTS


Item 1.           Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheet,
                  December 31, 1998 (unaudited) and June 30, 1998 . . . . . .  3

                  Condensed Consolidated statement of operations for the six months ended December 31, 1998 and 1997 (unaudited) . . . .  4

                  Condensed Consolidated statement of cash flows for the six months ended December 31, 1998 and 1997 (unaudited) . . . .  5

                  Notes to condensed consolidated financial statements . . . . 7


Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations. . . . . . . . . . . . . . . . . . 8



                                                             GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                                             (A Development Stage Company)

                                                                      Condensed Consolidated Balance Sheet

                                                                       December 31, 1998 and June 30, 1998
----------------------------------------------------------------------------------------------------------



                                                                         December 31,        June 30,
                                                                             1998              1998
                                                                       -----------------------------------
                                                                          (Unaudited)
              Assets
Current assets:
     Cash                                                              $         284,211  $        240,150
     Note receivables                                                             24,495               812
     Prepaid expense                                                             159,947           109,947
                                                                       -----------------------------------

                  Current assets                                                 468,653           350,909

Investment art held for sale                                                     794,150                 -
Machinery and equipment less accumulated
 depreciation of $436,263 and $364,615                                           893,995           459,469
                                                                       -----------------------------------

                                                                       $       2,156,798  $        810,378
                                                                       -----------------------------------

----------------------------------------------------------------------------------------------------------
              Liabilities and Stockholders'
Current liabilities:
     Accounts payable                                                  $          49,171  $        140,516
     Accrued liabilities                                                       1,097,255         1,030,527
     Note payable                                                                100,000           150,000
     Current portion of related party note payable                               198,382           198,137
     Current portion of long-term debt                                           321,454           411,351
                                                                       -----------------------------------

                  Total current liabilities                                    1,766,262         1,930,531
                                                                       -----------------------------------

Long-term debt                                                                    45,851            45,851
Long-term portion of related party note payable                                    9,463             9,463
                                                                       -----------------------------------

                  Total liabilities                                            1,821,576         1,985,845
                                                                       -----------------------------------

Stockholders' equity (deficit):
     Common stock, par value $.005 per share;
       authorized 100,000,000 shares, issued and
       outstanding 51,879,651 shares and 43,561,249
       shares, respectively                                                      259,399           217,807
     Additional paid-in capital                                               11,409,337         7,657,141
     Retained deficit                                                        (11,333,514)       (9,050,415)
                                                                       -----------------------------------

                  Total stockholders' equity (deficit)                           335,222        (1,175,467)
                                                                       -----------------------------------

                  Total liabilities and stockholders' equity           $       2,156,798  $        810,378
                                                                       -----------------------------------



----------------------------------------------------------------------------------------------------------
                                                                                                         3

                                                             GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                                             (A Development Stage Company)
                                                Condensed Consolidated Statement of Operations (Unaudited)

----------------------------------------------------------------------------------------------------------



                                                                                             Cumulative
                                                                                               Amounts
                                                                                                Since
                                     Three Months Ended             Six Months Ended          Develop-
                                        December 31,                  December 31,              ment
                               ------------------------------------------------------------
                                    1998           1997           1998           1997           Stage
                               ---------------------------------------------------------------------------

Revenue -
  Interest and other           $         2,861 $        5,401 $        3,436 $        5,462 $       38,937
                               ---------------------------------------------------------------------------

     Total revenue                       2,861          5,401          3,436          5,462         38,937
                               ---------------------------------------------------------------------------

Expenses:
  Research and
    development expense                763,395        409,310      1,437,628        574,251      4,649,453
  General and
    administrative expenses            369,520        319,402        816,627        702,208      4,375,653
  Interest expense                      23,324          6,236         32,280         10,961        479,790
                               ---------------------------------------------------------------------------

     Total expenses                  1,156,239        734,948      2,286,535      1,287,420      9,504,896
                               ---------------------------------------------------------------------------

     Net loss                  $    (1,153,378)$     (729,547)$   (2,283,099)$   (1,281,958)$   (9,465,959)
                               ---------------------------------------------------------------------------

Loss per share,
basic and fully diluted        $          (.02)$         (.02)$         (.05)$         (.03)$         (.25)
                               ---------------------------------------------------------------------------

Weighted average shares
 outstanding                        49,411,281     42,449,000     47,334,647     42,263,000     37,245,061
                               ---------------------------------------------------------------------------






----------------------------------------------------------------------------------------------------------
                                                                                                         4

                                                             GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                                             (A Development Stage Company)
                                                Condensed Consolidated Statement of Cash Flows (Unaudited)

----------------------------------------------------------------------------------------------------------



                                                                                            Cumulative
                                                                                              Amounts
                                                               Six Months Ended                Since
                                                                 December 31,               Development
                                                      -----------------------------------
                                                            1998              1997             Stage
                                                      ----------------------------------------------------

Cash flows from operating activities:
     Net loss                                         $      (2,283,099)$      (1,281,957)$     (9,465,959)
     Adjustments to reconcile net (loss) to
       net cash used in operating activities:
         Depreciation and amortization                           71,647            91,147          378,905
         Stock issued for services                              427,733            91,828        1,130,609
         Stock options issued below market                            -             3,875           10,000
         Loss on disposal of assets                                   -                 -           25,713
         (Increase) decrease in:
              Accounts receivable                                     -                 -             (812)
              Prepaid expense                                                           -         (109,948)
         Increase (decrease) in:
              Accounts payable                                  (91,345)           19,870           (8,354)
              Accrued liabilities                                66,728            30,816          909,572
                                                      ----------------------------------------------------

                  Net cash used in
                  operating activities                       (1,808,336)       (1,044,421)      (7,130,274)
                                                      ----------------------------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                        (506,173)         (172,638)        (741,089)
     Sale of property and equipment                                   -                          2,200,030
     Increase in note receivable                                (23,683)                           (29,933)
     Collections on notes receivable and
       advances                                                       -         1,100,000            6,250
     Proceeds from art sale                                       1,850                 -            1,850
                                                      ----------------------------------------------------

                  Net cash provided by (used in)
                  investing activities                         (528,006)          927,362        1,437,108
                                                      ----------------------------------------------------



----------------------------------------------------------------------------------------------------------
                                                                                                         5

                                                             GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                                             (A Development Stage Company)
                                                Condensed Consolidated Statement of Cash Flows (Unaudited)
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------



                                                                                            Cumulative
                                                                                              Amounts
                                                               Six Months Ended                Since
                                                                 December 31,               Development
                                                      -----------------------------------
                                                            1998              1997             Stage
                                                      ----------------------------------------------------

Cash flows from financing activities:
     Change in line of credit                                   (50,000)           25,000          (50,000)
     Proceeds from long-term debt                                     -                 -          282,000
     Proceeds from related party debt                                 -                 -          488,894
     Reduction of capitalized lease obligation                  (89,652)          (99,578)        (361,291)
     Reduction of long-term debt                                      -                 -          (70,728)
     Reduction of related party debt                                  -            (3,228)        (116,690)
     Proceeds from issuance of common stock                   2,520,055           379,563        5,799,229
                                                      ----------------------------------------------------

                  Net cash provided by
                  financing activities                        2,380,403           301,757        5,971,414
                                                      ----------------------------------------------------

                  Net increase in cash                           44,061           184,698          278,248

Cash, beginning of period                                       240,150           211,818            5,963
                                                      ----------------------------------------------------

Cash, end of period                                   $         284,211 $         396,516 $        284,211
                                                      ----------------------------------------------------

Supplemental schedule of cash flow information:

     Cash paid during the period for:

         Interest                                     $           8,956 $          10,960 $        111,081
                                                      ----------------------------------------------------

         Taxes                                        $             200 $             100 $            700
                                                      ----------------------------------------------------

Schedule of non-cash activities:

     During the six months ended December 31, 1998:

         o The Company issued 2,025,833 shares of its restricted common stock to purchase investment art valued at $846,000.

         o        The Company prepaid $50,000 in advertising expenses in exchange for art work.

----------------------------------------------------------------------------------------------------------
                                                                                                         6

                                   GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                   (A Development Stage Company)
                            Notes to Condensed Consolidated Financial Statements


--------------------------------------------------------------------------------



(1) The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and subsidiary and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 1998 and the results of operations for the six months and three months ended December 31, 1998 and 1997 and cash flows for the six months ended December 31, 1998 and 1997. The results of operations and cash flows for the six months and three months ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire year.


(2) Loss per share is based on the weighted average number of shares outstanding at December 31, 1998 and 1997, respectively.














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

         During the current fiscal year, the Company began the production of the four- seat Hawk 4 gyroplane. The Company upgraded the formerly planned Hawk III (three seat) to the Hawk 4, based upon engineering decisions. The first four units produced will be used as demonstrators and for FAA certification testing. The Company has been in the process of FAA Type Certification of the Hawk 4 for the past year, a process which the Company plans to complete in another eighteen months. The six-seat Hawk 6, presently on the drawing boards, will be a stretch version of the Hawk 4 that employs a turboprop powerplant. The Hawk 6, for certification purposes, will be registered with the FAA as a variant of the Hawk 4, thus shortening the time necessary for the Hawk 6 certification process.

         According to the production plan, extensive use is being made of aviation suppliers to provide parts produced to the Company's unique specifications. Assembly of the Hawk 4 in the Company's facility is being done on production tooling that is being verified for conformity by the FAA. It is estimated that the Company's present facility will be capable of producing one gyroplane per working day by the time it receives its Production Certificate from the FAA.

         Prior to achieving FAA Type Certification, the Company hopes to sell some of its Hawk 4s to buyers which do not require FAA Certification, such as civil government, military, and developing countries. In recent months, the Company has received widespread interest from state and local airborne law enforcement organizations. In addition, the Company is presently establishing government and commercial relationships in Abu Dhabi, China, Jordan, Portugal, Saudi Arabia and Taiwan.

         Eventually, the bulk of export sales are expected to be in the form of subassemblies, which will receive final assembly in the country or market of export. The Company plans to set up "turnkey" assembly operations in those countries which order a minimum number of gyroplanes, yet to be determined. The Company has signed a contract with a private company in China, the Shanghai Energy and Chemical Corporation, for the sale of 200 Hawk 4 and 6 gyroplanes. These deliveries are contingent upon the Hawk certification by Chinese civil aviation authorities (CAAC). The Company will be working concurrently with both the FAA and the CAAC to achieve type-certification in both the US and China.

Results of Operations

         Revenues remained insignificant during the three month period ended December 31, 1998 compared to the same period in 1997. During the three months ended December 31, 1998, general and administrative expenses increased to $369,520 from $319,402 for the similar period ended 1997. The increase was small compared to a much larger increase in R&D expenses which increased to $763,395 from $409,310 for the three months under comparison. The Company continued to hire additional engineers, draftsmen, and outside consultants to accelerate the Hawk 4 program. The resulting losses increased to ($1,153,378) from ($729,547) for the quarters under comparison.

         Revenues remained insignificant during the six month period ended December 31, 1998 compared to the same period in 1997. During the six months ended December 31, 1998, general and administrative expenses amounted to $816,627 an increase from $702,208, while R&D costs increased to $1,437,628 from $574,251 for the similar period ended 1997. The increase mostly reflects increased personnel costs and engineering costs associated with the accelerated Hawk 4 program. The resulting losses increased to ($2,283,099) from ($1,281,958) for the six month periods under comparison.


         Liquidity and Capital Resources

         The Company's management expect that the long-term needs for capital will be met with equity/debt financing based upon sale of equity, debt instruments, and grant money, gradually to be replaced by retained earnings. Short term financing will continue to come from the sale of restricted stock to accredited investors.

         The Company is presently applying for grants and loans from government entities, domestic and foreign, and is negotiating with private investors for equity financing to meet its business plan needs. Current working capital requirements are being obtained through the sale of the Company's restricted stock and from loans. During the six months ended December 31, 1998 the Company had received $2,520,055 from the private sale of stock to accredited investors.


         Year 2000

         The Company's computer system and software are warranted by the vendor to be Y2K compliant. There does not appear to be any material internal issues at this time.

         The Company has communicated with its primary vendors and has determined that all are either Y2K compliant, or are making significant progress toward Y2K compliance. In those cases where a vendor does not claim that they are Y2K compliant, the Company is seeking sufficient alternatives to obtain necessary products and services.

         The financial institutions with which the Company has its material relationships have represented to the Company that they are Y2K compliant.


         Forward Outlook and Risks

         The Company, from time to time, may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in any of the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: (a) the failure to obtain additional borrowed and/or equity capital on favorable terms for acquisitions and expansion; (b) adverse changes in federal and state laws, or other matters affecting the Company's business; (c) the demand for the Company's products and services; and (d) other risks detailed in the Company's Securities and Exchange Commission filings.

         This Form 10-QSB contains and incorporates by reference certain "forward- looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of operations and businesses of the Company. All statements, other than statements of historical facts, included in this Form 10-QSB, including those regarding market trends, the Company's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended, will, should, may, expect, anticipate, estimates, projects" or the negative thereof or variations thereon or similar terminology.

         Forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risk and uncertainty, the Company's actual results could differ materially.

Important factors that could cause actual results to differ materially from the Company's expectations are disclosed hereunder and elsewhere in this Form 10-QSB. These forward-looking statements represent the Company's judgement as of the date of this Form 10-QSB. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.


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


Date:  February 19, 1999                        GROEN BROTHERS AVIATION, INC.


                                                      S/David L. Groen
                                             By: _________________________
                                                 David L. Groen, President