Form 10QSB
period 1999-03-31
GROEN BROTHERS AVIATION INC /UT/
filed 1999-05-12
CIK 870743

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                       Outstanding at
          Class                                        March 31, 1999
-------------------------                            -----------------
Common Stock, $.005 par value                            51,879,651


                   Page 1 of 11 consecutively numbered pages.

                                TABLE OF CONTENTS



Item 1.           Condensed Financial Statements

                           Condensed Consolidated Balance Sheet,
                           March 31, 1999 (unaudited) and June 30, 1998...........................................4

                           Condensed  Consolidated  statement of operations  for
                           the three months and nine months ended March 31, 1999
                           and 1998 and
                           cumulative amounts since development stage (unaudited).................................5

                           Condensed  Consolidated  statement  of cash flows for
                           the for the three  months and nine months ended March
                           31, 1999 and
                           1998 (unaudited).......................................................................6

                           Notes to condensed consolidated financial statements...................................7


Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................................8

Part II - Other Information

Item 1.           Legal Proceedings..............................................................................10

Item 2.           Changes in the securities of the Company.......................................................10

Item 3.           Defaults upon senior securities................................................................10

Item 4.           Matters submitted to a vote of security holders................................................10

Item 5.           Other information..............................................................................10

Item 6.           Exhibits and Reports on Form 8K................................................................10







                                                             GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                                             (A Development Stage Company)

                                                                      Condensed Consolidated Balance Sheet

                                                                          March 31, 1999 and June 30, 1998
----------------------------------------------------------------------------------------------------------



                                                                           March 31,         June 30,
                                                                             1999              1998
                                                                       -----------------------------------
                                                                          (Unaudited)
              Assets
Current assets:
     Cash                                                              $           6,825    $      240,150
     Note receivables                                                             24,545               812
     Prepaid expense                                                             159,948           109,947
                                                                       -----------------------------------

                  Current assets                                                 191,318           350,909

Investment art held for sale                                                     994,150                 -
Machinery and equipment less accumulated
 depreciation of $472,087 and $436,263                                         1,581,672           459,469
                                                                       -----------------------------------

                                                                       $       2,767,140    $      810,378
                                                                       -----------------------------------

----------------------------------------------------------------------------------------------------------
              Liabilities and Stockholders'
Current liabilities:
     Accounts payable                                                  $       1,168,033    $      140,516
     Accrued liabilities                                                       1,134,058         1,030,527
     Note payable                                                                100,000           150,000
     Current portion of related party note payable                               209,926           198,137
     Current portion of long-term debt                                           638,509           411,351
                                                                       -----------------------------------

                  Total current liabilities                                    3,250,526         1,930,531
                                                                       -----------------------------------

Long-term debt                                                                   488,359            45,851
Long-term portion of related party note payable                                   24,178             9,463
                                                                       -----------------------------------

                  Total liabilities                                            3,763,063         1,985,845
                                                                       -----------------------------------

Stockholders' equity (deficit):
     Common stock, par value $.005 per share;
       authorized 100,000,000 shares, issued and
       outstanding 51,879,651 shares and 43,561,249
       shares, respectively                                                      267,028           217,807
     Additional paid-in capital                                               12,096,503         7,657,141
     Retained deficit                                                        (13,359,454)       (9,050,415)
                                                                       -----------------------------------

                  Total stockholders' equity (deficit)                          (995,923)       (1,175,467)
                                                                       -----------------------------------

                  Total liabilities and stockholders' equity           $       2,767,140    $      810,378
                                                                       -----------------------------------
-----------------------------------------------------------------------------------------------------------
                                                                                                         3


                                                             GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                                             (A Development Stage Company)

                                                Condensed Consolidated Statement of Operations (Unaudited)


---------------------------------------------------------------------------------------------------------


                                                                                               Cumulative
                                                                                                Amounts
                                     Three Months Ended            Nine Months Ended             Since
                                         March 31,                     March 31,                Develop-
                               ------------------------------------------------------------      ment
                                    1999           1998           1999           1998            Stage
                               ----------------------------------------------------------------------------
Revenue -
  Interest and other           $           153  $       5,362  $       3,589  $      10,824  $       39,090
                               ----------------------------------------------------------------------------

     Total revenue                         153          5,362          3,589         10,824          39,090
                               ----------------------------------------------------------------------------

Expenses:
  Research and
    development expense              1,679,825        424,567      3,117,453        998,818       6,329,278
  General and
    administrative expenses            324,054        309,772      1,140,681        849,334       4,699,707
  Interest expense                      22,214          4,593         54,494         15,554         502,004
                               ----------------------------------------------------------------------------

     Total expenses                  2,026,093        738,932      4,312,628      1,863,706      11,530,989
                               ----------------------------------------------------------------------------

     Net loss                  $    (2,025,940) $    (733,570) $  (4,309,039) $  (1,852,882) $  (11,491,899)
                               ----------------------------------------------------------------------------

Loss per share,
basic and fully diluted        $          (.04) $        (.02) $        (.09) $        (.04) $         (.30)
                               ----------------------------------------------------------------------------

Weighted average shares
 outstanding                        52,514,000     42,655,000     48,952,000     42,391,000      37,909,000
                               ----------------------------------------------------------------------------




-----------------------------------------------------------------------------------------------------------
                                                                                                          4



                                                             GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                                             (A Development Stage Company)

                                                Condensed Consolidated Statement of Cash Flows (Unaudited)


----------------------------------------------------------------------------------------------------------


                                                                                               Cumulative
                                                               Nine Months Ended                Amounts
                                                                   March 31,                     Since
                                                      -----------------------------------     Development
                                                            1999              1998               Stage
                                                      ----------------------------------------------------
Cash flows from operating activities:
     Net loss                                         $      (4,309,039)  $    (1,852,882)  $  (11,491,899)
     Adjustments to reconcile net (loss) to
       net cash used in operating activities:
         Depreciation and amortization                          107,471           122,236          414,729
         Stock issued for services                              457,887           101,118        1,160,763
         Stock options issued below market                            -             3,875            1,000
         Loss on disposal of assets                                   -                 -           25,713
         (Increase) decrease in:
              Accounts receivable                                     -             3,387             (812)
              Prepaid expense                                         -                 -         (109,948)
         Increase (decrease) in:
              Accounts payable                                1,027,517           232,531        1,110,508
              Accrued liabilities                               103,531            69,418          946,375
                                                      ----------------------------------------------------

                  Net cash used in
                  operating activities                       (2,612,633)       (1,320,317)      (7,934,571)
                                                      ----------------------------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                        (581,673)         (476,169)        (816,589)
     Sale of property and equipment                                   -                          2,200,030
     Increase in note receivable                                (23,733)                -          (29,983)
     Collections on notes receivable and
       advances                                                       -         1,100,000            6,250
     Proceeds from art sale                                       1,850                 -            1,850
                                                      ----------------------------------------------------

                  Net cash provided by (used in)
                  investing activities                         (603,556)          623,831        1,361,558
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


----------------------------------------------------------------------------------------------------------
                                                                                                         5



                                                             GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                                             (A Development Stage Company)

                                                Condensed Consolidated Statement of Cash Flows (Unaudited)
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------


                                                                                               Cumulative
                                                               Nine Months Ended                Amounts
                                                                   March 31,                     Since
                                                      -----------------------------------     Development
                                                            1999              1998               Stage
                                                      ----------------------------------------------------
Cash flows from financing activities:
     Change in line of credit                                   (50,000)           25,000          (50,000)
     Proceeds from long-term debt                               226,504                 -          508,504
     Proceeds from related party debt                                 -           165,500          488,894
     Reduction of capitalized lease obligation                 (170,586)         (149,376)        (442,225)
     Reduction of long-term debt                                      -                 -          (70,728)
     Reduction of related party debt                                  -            (3,228)        (116,690)
     Proceeds from issuance of common stock                   2,976,946           497,160        6,256,120
                                                      ----------------------------------------------------

                  Net cash provided by
                  financing activities                        2,982,864           535,056        6,573,875
                                                      ----------------------------------------------------

                  Net increase (decrease) in cash              (233,325)         (161,430)             862

Cash, beginning of period                                       240,150           211,818            5,963
                                                      ----------------------------------------------------

Cash, end of period                                   $           6,825   $        50,388   $        6,825
                                                      ----------------------------------------------------

Supplemental schedule of cash flow information:
     Cash paid during the period for:
         Interest                                     $          14,545   $        17,588   $      116,670
                                                      ----------------------------------------------------

         Taxes                                        $             200   $           100   $          700
                                                      ----------------------------------------------------

Schedule of non-cash activities: During the nine months ended March 31, 1999:

         o The Company issued 2,525,833 shares of its restricted common stock to purchase investment art valued at $1,046,000.

         o        The Company prepaid $50,000 in advertising expenses in exchange for art work.

         o        The Company issued 17,222 shares of its restricted common stock in exchange for machinery and equpment.

         o        The Company financed $640,252 of machinery and equipment in exchange for a capital lease.

----------------------------------------------------------------------------------------------------------
                                                                                                         6

                                   GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                   (A Development Stage Company)
                            Notes to Condensed Consolidated Financial Statements


--------------------------------------------------------------------------------



(1) The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and subsidiary and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1999 and the results of operations for the nine months and three months ended March 31, 1999 and 1998 and cash flows for the nine months ended March 31, 1999 and 1998. The results of operations and cash flows for the nine months and three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year.


(2) Loss per share is based on the weighted average number of shares outstanding at March 31, 1999 and 1998, respectively.














--------------------------------------------------------------------------------
                                                                               7

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

         FAA Type Certification on the Hawk 4 (4 seats) has been in process for more than one year. The achievement of type certification is projected to take no more than two more years. Type certification is the process that conforms engineering and flight specifications to stringent FAA requirements. The FAA requires submission of a three year plan, which the Company submitted last year, during which there can be no FAA rule changes affecting certification.

         Prior to achieving FAA Type Certification, the Company may be able to ship its Hawk 4s to markets which do not require FAA Certification, such as government and military use, and some developing countries. The Company is presently building several Hawk 4s to be used for demonstration and certification purposes. The production tooling at the Company's facility is anticipated to be capable of producing five Hawk 4 gyroplanes per week. Preliminary plans are now being made to include production of the Hawk 6 (6 seat), most of which can be made on the same tooling as the Hawk 4. The Hawk 6 is a "stretch" version of the 4.

         Early export sales are expected to be in the form of subassemblies, with final assembly in the country of export. The Company plans to set up "turnkey" assembly operations in those countries which order a minimum number of gyroplanes, yet to be determined. The Company has signed a contract with a private company in China, the Shanghai Energy and Chemical Corporation, for the sale of 200 Hawk 4 gyroplanes. These deliveries are contingent upon the Hawk 4 type certification by Chinese civil aviation authorities (CAAC). The Company will be working concurrently with the FAA and the CAAC to achieve type-certification in both the US and China.

The Company is presently formulating its policy of awarding U.S. dealerships, which will be based upon orders with down payments that the prospective dealers are required to give to the Company. The required volume will depend upon the size of the dealer's market.

         Results of Operations

         Revenues remained at an insignificant level during the three month period ended March 31, 1999 compared to the same period in 1998. During the three months ended March 31, 1999, general and administrative expenses increased slightly to $324,054 from $309,772 for the similar period ended 1998. Research and development expenses for the three months under comparison, increased to $1,679,825 in 1999 from $424,567 in 1998. The large increase was due to the increased hiring of engineers and draftsmen and further establishment of contracts with outside suppliers for tooling and parts, all part of the process of producing an FAA certified gyroplane. The resulting losses, which include interest expense, increased to ($2,025,940) from ($733,570) for the period under comparison.

         Revenues were insignificant during the nine month period ended March 31, 1999. For the nine months ended March 31, 1999, general and administrative expenses amounted to $1,140,681 which is an increase from $849,334 for the similar period ended 1998. The increase is due to growth in payroll and the increased activity to support a growing organization. Research and development costs increased to $3,117,453 for the nine months ended March 31, 1999 from $998,818 for the same period in 1998. The resulting losses, which include interest expense, increased to ($4,309,039) from ($1,852,882) for the nine month periods under comparison.

         Liquidity and Capital Resources

         The Company's management expects that the long-term needs for capital will be met with equity/debt financing, and eventually the sale of its product. Management intends to meet short-term financing needs through continued private placement sales of restricted stock to accredited investors.

         The Company is presently negotiating with private investors for equity financing to meet its business plan needs. Current working capital requirements are being obtained through the sale of the Company's restricted stock and from loans. During the nine months ended March 31, 1999 the Company had received $2,976,946 from the private sale of stock to accredited investors, and $226,504 as proceeds from long-term debt. Management believes the funding received to date combined with the funds to be received from its planned financing operations described above will adequately support operations for the short-term. There is no assurance that the Company will be able to obtain any operating capital to continue operations after current cash reserves are exhausted. The Company has developed its products for the past 9 years through the sale of common stock. While management hopes and believes such financial support will continue, there can be no guarantee that the successful sale of stock experienced previously will continue in the future.

         Inflation

         Inflation is not currently a material factor in the Company's financial conditions or operations.

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


Date: May 11, 1999                   GROEN BROTHERS AVIATION, INC.



                                     By: /s/David L. Groen, President
                                         ---------------------------