Form 10KSB
period 1999-06-30
GROEN BROTHERS AVIATION INC /UT/
filed 1999-10-13
CIK 870743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                 Annual Report Pursuant to Section 15(d) of the
                         Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 1999
                         Commission File Number 0-18958

                          Groen Brothers Aviation, Inc.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


            Utah                                     87-0376766
-------------------------------           -------------------------------------
(State or other jurisdiction of           I.R.S. Employer Identification Number
Incorporation or organization)

2640 W. California Ave. Ste A, Salt Lake City, UT                84104-4593
-------------------------------------------------                ----------
(Address of principal executive offices)                         (Zip Code)

Company's telephone number, including area code:  (801) 973-0177

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                         Common Stock (Par Value $.005)
                         -----------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days . Yes XX No
                                               --   ---

         As of June 30, 1999, the Registrant had outstanding 57,844,801 shares of common stock, par value $.005 per share, which is the Registrant's only class of common stock.

                    Documents Incorporated by Reference: None

Note:  Exhibit index required by item 601 of Regulation S-K appears on page 12.

                                     PART I
                                     ------

Item 1.   Business
------------------

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

         The Company, through its now wholly-owned Subsidiary, Sego Tool, is developing for manufacture the Hawk gyroplane. The Company's only operations are through its wholly-owned subsidiary. Hereafter, "the Company" will refer to the operations of Groen Brothers Aviation, Inc. (GBA) and its wholly-owned subsidiary, Sego Tool, Inc.

         In an effort to pursue an easy-to-fly and cost-efficient gyroplane that could effectively compete in the general aviation market, the Groen Brothers (Jay and David) had first to build a proof-of-concept aircraft. They formed a private company and spent their own money to test their design of a collective pitch controlled rotor system. In 1987, the Groen Brothers' first proof-of-concept prototype flew successfully. With the support of private investors they soon after began the development of the Hawk 1 (one seat) prototype. In 1990, Groen Brothers Aviation became a fully-reporting public corporation (stock symbol "GNBA") to facilitate the raising of capital and to give minority shareholders the flexibility of owning publicly traded stock.

         When the Hawk 1 successfully flew in December, 1992, the Groen Brothers had moved much closer toward achieving their ultimate goals and objectives. The development of the Hawk 2 followed, and in February, 1997 their third prototype achieved a vertical takeoff at a world record breaking density altitude for gyroplanes. Today, after having spent more than thirteen years bringing their idea to fruition, enthusiasm for the GBA Hawk within the aviation community runs high. In recent months, the Company has been approached by many interested law enforcement agencies, commercial flying entities, and individuals in the U.S. and abroad, which has helped position the Company to attract the investment needed to accelerate the current transition into production.

THE PRODUCT

         What is a Gyroplane?

         Gyroplane is an official term designated by the Federal Aviation Administration (FAA) describing an aircraft that gets its lift from rotor blades and its thrust from an engine-driven propeller. Historically, this type of aircraft was known as the autogiro and/or the gyrocopter, which were both trademark names. A gyroplane's rotor blades turn freely in flight and are tilted back to catch the air. The rushing air spins the rotor as the aircraft is thrust forward by its propeller. Early gyroplanes were powered in a tractor (pulling) configuration. The Hawk 4 uses a pusher propeller, giving unobstructed visibility.

         Since the rotor blades on gyroplanes are powered in flight only by the onrushing air (autorotation), much like a windmill, there is no torque to the system, and therefore no need for a tail rotor. The gyroplane is a stable flying platform. This is not so with helicopters, which pull the air down through engine-powered rotor blades making it possible to hover, but also making the aircraft unstable, mechanically complicated and difficult to fly. Due to the inherent simplicity of gyroplanes, they are easier to operate and much less expensive to maintain than helicopters.

         The single attraction of helicopters over gyroplanes is their ability to hover, which is necessary in some situations such as sea rescue or sling-load work. Even so, the percentage of today's helicopter market that requires hovering is rather small, perhaps no more than 10 percent. In air surveillance and point-to-point flying, the inability to hover is not a disadvantage, because the Hawk takes off and lands vertically without having to hover. Helicopters at low altitude, out of ground effect, avoid hovering whenever possible. It is too dangerous. In a low level surveillance roll, such as law enforcement, border patrol, traffic control, etc., proper procedure for all rotorcraft is to circle in a slow orbit, something the Hawk can do efficiently and safely.

         Gyroplanes in flight, being in constant autorotation, are much safer in low and slow flight than helicopters and airplanes. If power fails in a gyroplane the autorotation continues and the aircraft can be guided softly to the ground from any altitude. When power fails in a helicopter, the pilot must convert from powered flight to autorotative flight to keep the rotor blades turning. This is an unforgiving process, requiring split second reaction by the pilot, and requiring a minimum altitude and/or airspeed. If a helicopter is too low and too slow during a power failure, a condition shown on graphs in the helicopter's flight manual (known as the "dead man's curve"), the pilot cannot avoid a crash landing. Airplanes flying low and slow risk a stall/spin crash, which cannot happen in a gyroplane.

Interrupted History of the Gyroplane

         Autorotative flight was developed in 1919 by Spanish aviator, Juan de la Cierva, who named his invention the "autogiro," which means "self turning." His intention was to eliminate the risk of stalling, as in an airplane. In the 1920s and 1930s an American, Harold Pitcairn, under license from Cierva, designed and built many gyroplanes which eventually made vertical takeoffs and landings. Wallace Kellett, a colleague of Pitcairn, was another well-known American designer who added to our knowledge of this form of flight.

         The autogiro concept was proven commercially successful in many applications during the 1930s and early 1940s. An outstanding example was its use by the U.S. Postal Service for nearly ten years, for mail delivery from the roofs of post offices. Thousands of flights carrying millions of pieces of mail were performed by Kellett and Pitcairn gyroplanes flying in Camden, Philadelphia, Chicago, New Orleans, Washington, D.C., and other cities.

         By the 1940s the private aircraft market had collapsed with the Great Depression, and the main source of investment in aviation came from the U.S. military. At the time, Igor Sikorsky was supplying the government with a number of different transport airplanes of his own design. He then decided to design a helicopter, and he began by licensing rotor technology from Pitcairn. He then convinced the U.S. military to invest in the helicopter rather than the gyroplane, which effectively shelved the gyroplane. To the military, the helicopter appeared to be the next logical step in the evolution of rotorcraft. Apparently the economy and safety of gyroplanes did not count for much, because the helicopter promised more versatility for military purposes.

         Helicopter flight proved more difficult than the military first imagined. The promise of the helicopter was not fully realized until the middle of the Vietnam War, thirty years later, during the early 1970s. It was only after billions of tax dollars were spent adapting and upgrading expensive jet turbine engines, that payload weights were increased enough to move large numbers of soldiers and their equipment into and out of the jungle. The Vietnam War clearly demonstrated the versatility of vertical flight, but the helicopter had proved too expensive for widespread civilian use.

         During the late 1950s and early 1960s three commercial gyroplanes were developed and FAA Certified by private companies. The Umbaugh (later the Air & Space 18A), the Avian (a Canadian design of that same period that reached FAA certification, but was never produced), and the McCulloch J-2. Each of the above gyroplanes had only two seats. In every case, as an expedient to FAA certification, the designers adapted helicopter rotors and blades, and thus did not fully use the gyroplane technology created by their 1930s predecessors. As a result, none of these gyroplanes performed well and the companies failed (the Air & Space 18A and the McCulloch each delivered about 100 units). Also during the 1950s, Igor Benson, a colleague of Sikorsky, developed a home-built gyroplane kit for amateurs. He called it the "gyrocopter." His idea for this open-frame model came from a German observation gyroplane, towed behind U-boats during the war. Home-built kits, most of which seat one person, continue to be popular today with more than a dozen small manufacturers now in the market.

         Large aviation companies capable of developing and bringing a commercial-sized gyroplane to market, such as Boeing and Bell, have had tunnel vision regarding the helicopter, mainly because of lucrative military contracts. The civilian side of helicopter production has not been highly profitable. Yet there is no doubt that major aviation companies understand the commercial potential of vertical takeoff and landing (VTOL) as evidenced by their continuing investment into the development of aircraft targeted for the civilian market, including a civilian tilt-rotor. Over the years, the helicopter companies have committed large capital outlays toward improving the helicopter, and now developing tilt-rotor technology, and until GBA's gyroplanes are flying in large numbers, are not likely to pursue a product type that competes with their current product lines. In addition, under a climate of reduced military sales, the helicopter companies have much less discretionary budget for research and development.

GBA Hawk Series

         GBA is now in the process of developing for manufacture two basic models of high performance gyroplanes, the Hawk 4 (four seat) andHawk 6 (six seat). A Hawk 8 (eight seat) is planed to follow. The Hawk series is being designed and built to conform to FAA regulations for rotorcraft (FAR Part 27). The primary technical difference between the Hawk and the gyroplanes that came before it, is that the Hawk has an infinitely variable collective pitch control (pitch is the blade's angle of attack to the relative wind) that can be operated between two extreme settings. This means that during flight, by moving a collective pitch control lever, the pilot can change, in varying degrees, the pitch of the rotor blades collectively, (both at the same time and in equal amounts). The ideal amount of pitch needed to fly at a given airspeed and given operational weight can differ slightly under changing conditions. The patented Hawk rotor head allows the pilot to optimize the rotor blade pitch to the existing conditions (minimize drag and maximize lift). The variable pitch rotor makes possible a smoothly controlled vertical takeoff and landing. Early vertical takeoff gyroplanes employed a two-position pitch control rotor head that was pre-rotated at flat pitch and then released suddenly into fixed pitch for flying. This produced a vertical takeoff, but it was a rather startling "jump," with no control over the amount of pitch in the rotor nor the rate at which the pitch was increased.

         The GBA Hawk series models will all be capable of vertical takeoffs and landings, eliminating the need for runways. The first of the series, the Hawk 4, uses a pre-rotator to spin the rotor blades at flat pitch to approximately 140% of in-flight rotor RPM. The pilot then increases collective pitch using the excess inertia in the spinning rotor to takeoff vertically. Just before liftoff, the power to the rotor is disengaged, and there is no need for antitorque force (tail rotor) in flight. On the ground, during spin-up the wheels and brakes counteract the torque. This procedure, originally called the "jump takeoff," was first done in the 1930s in the Pitcairn PA-36. A two-position rotor was spun up at flat pitch. When the proper RPM was reached, the prerotator was disconnected and the rotor was suddenly locked into a fixed flight pitch, causing the gyroplane to jump off the ground.

         The Hawk 4, with its variable pitch rotor, is capable of a smoothly controlled vertical takeoff using a prerotation technique. The Hawk 4's Continental 350 hp engine provides prerotation power and thrust following liftoff. The main powerplants for both the Hawk 6 and Hawk 8 will be jet turboprops, and the Company expects to have a turbine version for the Hawk 4. Turbines, compared to piston engines, are expensive, but the cost per passenger mile of the Hawk series should remain a fraction of a comparable helicopter.

         Vertical landing is normally a power-off, steep approach to the landing site, followed by a slight pull back on the control stick and an increase in collective pitch. With high inertia rotor blades, there is a built-in safety margin during landing. A flare on final approach, started too high, can be corrected by adding more pitch than normal, which lets the Hawk settle softly to the landing pad. Rolling takeoffs and landings are also possible with the GBA gyroplanes, which all have wheeled landing gear instead of skids.

FAA Type-Certificate

         Type certification is the process that conforms the Hawk gyroplane engineering and flight characteristics to FAA requirements. The type certification process legally enables a US manufacturer to mass-produce its aircraft "type," insuring that each gryoplane that flies away from Groen Brothers' factory meets identical safety and performance requirements. The regulations governing an FAA Type-Certificate for the Hawk Gyroplane are contained in Federal Aviation Rules (FAR) Part 27, which regulates certification of helicopters and gyroplanes. The FARs require the manufacturer to provide drawings and engineering data for every component of the aircraft. The engineering data must show precisely what stresses will be imposed on the component during its operational life. Its capabilities must exceed these stresses by a minimum of 50 percent. The Hawk is designed with even greater margins of safety when weight is not a penalty. The quality of each component must also be shown to be repeatable during the manufacturing process, and when GBA buys a part from another manufacturer, the part must also be certified by GBA, or under a specific "Technical Standard Order (TSO)" by the FAA.

         GBA's certification plan, which had to be approved by the FAA, is a description of the method GBA is using to prove compliance with the FAR's. The Company employs FAA Designated Engineering Representatives (DERs - approve the engineering and drawings) and FAA Designated Airworthiness Representatives (DARs
- ensure conformity to the approved engineering). Our DERs and DARs are highly experienced in rotorcraft design and certification, and in effect, approve our work as though they were the FAA. Type-certifying the Hawk series gyroplanes with the FAA is a tedious and expensive process, but once achieved, in addition to guaranteeing a high standard of quality, becomes a significant barrier to competition. A type- certificate is the permanent property of the manufacturer, and is the core of an aircraft manufacturer's business assets.

         GBA held its Pre-Type-Certificate Board Meeting, on March 3, 1998, and at that meeting submitted to the FAA its formal application for the Type Certificate on the Hawk 4 gyroplane. An esteemed gathering of aviation experts met to conduct the Pre-Type Certificate Board Meeting at the Salt Lake City headquarters of Groen Brothers Aviation. The FAA board members came from several regional directorates, making up the highly competent government team necessary to type certify Groen Brothers' 21st century version of the gryoplane. Also attending were representatives of Continental Motors, ATI and Simula, as well as a host of FAA DERs and FAA DARs (consulting specialists approved by the FAA for this work). The meeting is historically important, because GBA has added new technology and capability to a form of flight that has had no commercial significance for more than half a century.

          Never has a gyroplane, or helicopter, had to meet such stringent government regulations. An example of the new regulatory climate is the seat in the Hawk 4, which is being supplied by Simula Inc., an Arizona-based company. Simula has developed the seat technology for a pilot or passenger to survive thirty vertical-Gs. Although the gyroplane is a simple and safe form of rotorcraft, it is the history of the helicopter that led to this FAA requirement for all new rotorcraft. Modern government requirements have spawned other specialized aircraft parts manufacturers, including rotor blade, landing gear, wheel and brake, etc. GBA is relying heavily on FAA certified suppliers for these parts, because it reduces the time and cost of type certification.

Manufacturing and Materials Management

         GBA is implementing materials management procedures to guide the manufacturing process. In broad terms, materials management is an administrative and operational function that directly supports manufacturing activities in providing all the materials and component parts that go into the finished product. Materials control will manage the company's program to maintain parts history files in accordance with FAA requirements.

         The manufacturing plan includes a transition period during which GBA is currently assembling the first Hawk 4s in its Salt Lake City facility. A larger manufacturing plant will be planned. The Company has developed a family of FAA certified suppliers for subcontracting the cutting, machining and forming of metal and composite components; and the purchasing of off- the-shelf components, such as wheels, instruments, avionics, switches, etc. Purchased parts and materials are scheduled to optimize quantity and timing of deliveries. The need to have readily available spare parts to meet the requirements of service to customers, as well as to replace parts scrapped in manufacturing dictates the maintenance of parts inventories at levels that satisfy delivery of finished product requirements. Close coordination with suppliers, engineering, marketing and sales is necessary and is taken into account in each department's long-range plan.

Procedural manuals have been developed for requisitioning, purchasing, materials control, store keeping, parts lists, raw materials controls and accounting.

THE MARKET

         As helicopters have become commonplace, many potential users of VTOL aircraft have realized how useful vertical flight would be if only they could afford it. This demand for affordable vertical flight should provide a market for GBA gyroplanes that is much larger than the existing helicopter market.

Government and Commercial Aviation

The market for the Hawk is large and varied. The world has become dependent upon helicopters where runways are not available or if slow flight is required. The Company believes the Hawk is a low cost alternative, which can perform competitively with helicopters and airplanes in many roles including the following:

1. Law enforcement (police, sheriff, border patrol, customs, and drug interdiction),
2. Public service organizations (fire patrol, medical transport, wildlife and land management),
3. Military (courier, armed surveillance, VIP transport, forward artillery control, ground attack, unmanned aerial vehicle,
4. Commercial (oil, gas, and power line patrol and inspection, land survey, aerial photography, crop spraying, herd management, air taxi service, corporate transport, and flight training).
5.       Private (commuting, sport flying, training).

Dealer Network

         Groen Brothers Aviation is presently establishing Authorized Dealers in major cities across the United States. GBA Dealers will be responsible for sales, service, maintenance, and flight training. To become a dealer, aircraft deposits are given to GBA based on a quota for each metropolitan statistical area. At present, the Company has received 123 down payment deposits from its dealers and private individuals. The dealers in turn take deposits from customers as orders are received. Dealers will handle all sales, including government agencies and fleet sales, except military sales, which will be made directly by GBA.

         During the past ten years of developing the Hawk gyroplane, GBA has received sales inquiries from thousands of potential customers, domestic and foreign. In addition to establishing a USA dealer network, the Company is now in discussion with several overseas companies about foreign dealerships. In support of all this, the Company has established its own internet site with two addresses, www.groenbros.com and www.GBAGyros.com. Each GBA Dealer will be linked to the main GBA web site as well as having their own internet site. The Company also makes available out printed material.

         The Company introduced the Hawk 4 gyroplane at the world's largest air show, AirVenture '99 in Oshkosh, Wisconsin the last week of July 1999. The Company's booth and outside display were busy with visitors from across the U.S. and around the world. GBA dealers were also at the show.

Export Sales

         GBA has been approached by companies in more than a dozen foreign countries on five continents requesting to be dealers. The Company is having detailed discussions with several different foreign companies and governments at present, but has signed an agreement with only one country, China. China was the first foreign country to express an interest in the Hawk gyroplane. The Company has signed a conditional agreement with Shanghai Energy and Chemicals Corporation (SECC) for the purchase of 200 Hawk gyroplanes, with options on an additional 300 gyroplanes. The condition is that the Company first type certify the Hawk 4 with the FAA. Following certification, the gyroplane purchase contract calls for deliveries of the aircraft over a three year period, with first payments contingent upon GBA qualifying its Hawk gyroplanes for flight in China.

         Groen Brothers Aviation Chairman Jay Groen, who speaks fluent Chinese, held high level meetings with China Civil Aviation Authorities (CAAC - the Chinese counterpart to the FAA). These authorities confirmed that once FAA certification is achieved, they will issue a verified type certificate allowing the Hawk to be flown in China. The Chairman of GBA also met with Aviation Industries of China (AVIC), a single entity tasked with managing national aviation manufacturing. Additional meetings were held with the Nanjing University of Aeronautics and Astronautics, a prestigious body capable of performing airworthiness testing. Each of these entities has confirmed the need for this type of aircraft in dealing with China's burgeoning transportation crisis. Groen Brothers Aviation is working with Albury Overseas Corporation
(AOC), a company in Nanjing, which helped secure the agreement with SECC, and which gives the Company continuous representation in China.

         SECC is a major corporation in Shanghai that principally develops and produces clean energy, fine chemicals and electro-mechanical equipment, however, the company has recently made a significant move into the transportation industry. Established in 1990, SECC has grown into a comprehensive entity with more than 20 subsidiary companies. SECC owns facilities in the provinces of Jiangsu, Zhejiang and Shanghai. Shanghai Energy and Chemicals Corporation plans to establish a private air taxi company in China, using GBA gyroplanes as its main form of transport.

Patents

         GBA presently owns three US patents and several international patents which relate to collective pitch and flight controls. The important element of these patents is collective pitch control on a semi-rigid, teetering rotorhead for gyroplanes. This is different from similar sounding claims for helicopters as this concept has never before been applied to gyroplanes. The patent claims are written very broadly, which makes it difficult to design around them, and the patent process is ongoing. The Company adds claims as improvements are made to the rotorhead, which extends the patent life. GBA's patent opportunity existed because of a fifty- year hiatus in development in gyroplane technology. The Company has filed for patent protection in nearly every country in the world containing aircraft manufacturing capability of any significance and with which the U.S. has reciprocal agreements on intellectual property. Groen Brothers Aviation's patents are filed in Japan, Korea, Canada, and Brazil. In addition to the three US Patents, GBA has been awarded international patents in Australia, the EU, Belgium, France, Germany, Italy, Netherlands, Portugal, Spain, Switzerland, and the United Kingdom.

Item 2.   Properties
--------------------

         The Company leases its Salt Lake City, Utah facility of approximately 25,000 square feet, within which it is assembling the Hawk 4, and designing the follow-on models. This interim development/ manufacturing facility is located at 2640 W. California Avenue, Suite A, Salt Lake City, UT 84104-4593. In addition, the Company leases a flight facility in Buckeye Airport, Arizona, of approximately 12,000 square feet.

Item 3.   Legal Proceedings
---------------------------

         The Company is a plaintiff in litigation in Germany. Pursuant to a loan agreement with a German citizen and two European banks, the Company delivered four million shares of common stock as collateral in July of 1993. A loan was never received on the collateral and in December of 1993 the Company filed criminal charges and retained a law firm in Germany to commence civil litigation. In 1997, the German Courts judged favorably for the Company on all counts. The defendant appealed on a technicality and the appellate court ruled in favor of the Company. The Company expects to have its stock returned during this fiscal year.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.   Market for the Registrant's Common Stock and Related Security Holder
------------------------------------------------------------------------------
          Matters
          -------

         The Company's common stock, $.005 par value, traded Over The Counter, is listed on the OTC Bulletin Board as GNBA. No cash dividends have been paid for the past four quarters.

             Quarterly Common Stock Bid Price Ranges (Calendar Year)


 Year           Quarter            High                Low
-----           -------            ----                ---

 1997             1st              1.88                1.25
                  2nd              1.69                 .94
                  3rd              1.38                1.00
                  4th              1.31                 .50
 1998             1st               .75                 .41
                  2nd              1.09                 .35
                  3rd               .72                 .53
                  4th               .81                 .47
 1999             1st               .78                 .47
                  2nd              1.68                 .59

The number of shareholders of record for the company's Common stock as of June 30, 1998 were 931, and the number of shares issued and outstanding were 57,844,801.

Item 6.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations

         Revenue

         During 1999, total revenue decreased compared to 1998, from $14,000 to $4,000 because there was a decrease in interest income. Company revenue in 1999 and 1998 consisted only of interest income.

         Research and Development Costs

         During 1999, development costs increased from $1,670,000 in 1998 to $6,140,000, a 268 percent increase. The increase took place across the board as the number of employees and consultants doubled, and tooling and equipment costs went up by a large multiple in preparation for production of the Hawk 4.

         During 1998, part of the same trend, development costs increased from approximately $768,000 in 1997 to $1,669,000, a 117 percent increase.

         General and Administrative Costs

         General and administrative costs in 1999 increased to $2,079,000 from $1,275,000, in 1997, an increase of 63 percent. The increase was needed to support the large increase in R & D personnel and FAA certification process.

         General and administrative costs in 1998 increased to $1,275,000 from $1,026,000, in 1997, an increase of 24 percent. The large increase reflected a larger work force and a move into a bigger facility, which will accommodate initial manufacturing of the Company's aircraft.

         Net Earnings

         During 1999 and 1998 the Company continued to record losses as it conducted flight tests, built new models, and made the transition toward full marketing and manufacturing of the Hawk gyroplane series .

         Liquidity and Capital Resources

         The Company estimates that capital requirements will continue at the present pace over the next year. The Company is now making the transition into manufacture of the Hawk 4. The actual schedule of the planned expansion ultimately depends upon the Company's ability to attract capital.

         Over the next twelve months the Company plans to fund its operations with up to $5 million in equity investments and/or loans. Beginning in 1999, sales of gyroplanes is providing an additional source of capital in the form of cash from down payments. It is common practice in the aircraft industry to take down payments to establish delivery positions on new aircraft which may not be delivered for two years or more. High capital costs, and the lack of competition resulting from strict FAA regulation are responsible for this practice.

         Management does not anticipate that revenues or expenses will be materially affected by inflation over the next twelve months.

Item 7.   Financial Statements
------------------------------

         Index to Consolidated Financial Statements

         Independent auditors' report of Tanner + Co.                        F-1

         Financial statements:

                  Consolidated balance sheet, June, 30, 1999.                F-2

                  Consolidated  statement of operations for the
                  two years ended June 30, 1999 and 1998 and
                  cumulative amounts.                                        F-3

                  Consolidated statement of stockholder's (deficit)
                  for the two years ended June 30, 1999 and 1998
                  and cumulative amounts.                                    F-4

                  Consolidated  statement of cash flows for the
                  two years ended June 30, 1999 and 1998 and
                  cumulative amounts.                                        F-6

                  Notes to consolidated financial statements.                F-7

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)

                                                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Groen Brothers Aviation, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Groen Brothers Aviation, Inc. and subsidiary, (the Company), a development stage company, as of June 30, 1999, and the related consolidated statements of operations, stockholder's deficit and cash flows for the two years ended June 30, 1999 and cumulative amounts since July 1, 1993 (date of commencement of development stage). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Groen Brothers Aviation, Inc. and subsidiary, as of June 30, 1999, and the results of their operations and their cash flows for the two years ended June 30, 1999, and cumulative amounts since July 1, 1993 (date of commencement of development stage), in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses, has a stockholders' deficit and has a net working capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                    TANNER + CO.

Salt Lake City, Utah
August 11, 1999



                                                              GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                                             (A Development Stage Company)
                                                                                Consolidated Balance Sheet

                                                                                             June 30, 1999
----------------------------------------------------------------------------------------------------------



              Assets

Current assets:
     Cash                                                                               $          488,000
     Receivables                                                                                    25,000
     Prepaid expenses                                                                              316,000
                                                                                        ------------------

                  Current assets                                                                   829,000

Investment art held for sale                                                                     1,149,000
Machinery and equipment, net                                                                       631,000
                                                                                        ------------------

                  Total assets                                                          $        2,609,000
                                                                                        ------------------

----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                                   $        1,644,000
     Accrued liabilities                                                                         1,258,000
     Note payable                                                                                  100,000
     Related party notes payable                                                                 1,260,000
     Current portion of long-term debt                                                             588,000
                                                                                        ------------------

                  Total current liabilities                                                      4,850,000
                                                                                        ------------------

Long-term debt                                                                                     585,000
                                                                                        ------------------

Commitments and contingencies                                                                            -

Stockholders' deficit:
     Preferred stock, par value $.001 authorized
       50,000,000 shares, no shares outstanding                                                          -
     Common stock, par value $.005, authorized
       100,000,000 shares, issued and outstanding 57,844,801 shares                                289,000
     Additional paid-in capital                                                                 14,274,000
     Accumulated deficit                                                                       (17,389,000)
                                                                                        ------------------

                  Total stockholders' deficit                                                   (2,826,000)
                                                                                        ------------------

                  Total liabilities and stockholders' deficit                           $        2,609,000
                                                                                        ------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-2

                                                                      Consolidated Statement of Operations

                                                               Years Ended June 30, and Cumulative Amounts
----------------------------------------------------------------------------------------------------------

                                                                                            Cumulative
                                                           1999              1998            Amounts
                                                    ------------------------------------------------------

Revenue-
     interest and other                             $            4,000  $         14,000  $         40,000
                                                    ------------------------------------------------------

Expenses:
     Research and development                                6,140,000         1,670,000         9,352,000
     General and administrative expenses                     2,079,000         1,275,000         5,637,000
     Interest expense                                          124,000           125,000           572,000
                                                    ------------------------------------------------------

                  Total expenses                             8,343,000         3,070,000        15,561,000
                                                    ------------------------------------------------------

                  Net loss                          $       (8,339,000) $     (3,056,000) $    (15,521,000)
                                                    ------------------------------------------------------

Net loss per share - basic and diluted              $             (.17) $           (.07) $           (.41)
                                                    ------------------------------------------------------

Weighted average equivalent shares -
  basic and diluted                                         50,471,000        42,650,000        38,633,000
                                                    ------------------------------------------------------


----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-3

                                                              GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                                             (A Development Stage Company)
                                                           Consolidated Statement of Stockholders' Deficit

                                                    Years Ended June 30, 1999, 1998 and Cumulative Amounts
-----------------------------------------------------------------------------------------------------------

                                                                Additional
                                         Common Stock             Paid-In     Accumulated
                                 -----------------------------
                                     Shares         Amount        Capital       Deficit         Total
                                 -------------------------------------------------------------------------

Balance, July 1, 1993                 27,153,509  $    136,000  $     938,000  $ (1,868,000) $    (794,000)

Issuance of common stock for:
     Cash                              1,083,611         5,000        275,000             -        280,000
     Collateral on a loan              4,000,000        20,000        (20,000)            -              -
     Commissions                          40,857             -         10,000             -         10,000
     Satisfaction of debt obligations    172,222         1,000         29,000             -         30,000
     Services                             63,185             -         15,000             -         15,000

Cancellation of shares previously
issued                                   (50,000)            -              -             -              -

Issuance of stock options at 50% of
bid at option date                             -             -         10,000             -         10,000

Net loss                                       -             -              -      (480,000)      (480,000)
                                 -------------------------------------------------------------------------

Balance, June 30, 1994                32,463,384       162,000      1,257,000    (2,348,000)      (929,000)

Issuance of common stock for:
     Assets                                2,286             -          1,000             -          1,000
     Cash                              1,028,923         5,000        427,000             -        432,000
     Commissions                          18,546             -          9,000             -          9,000
     Satisfaction of debt obligation     487,027         3,000         52,000             -         55,000
     Services                            138,860         1,000         60,000             -         61,000


Net loss                                       -             -              -      (710,000)      (710,000)
                                 -------------------------------------------------------------------------

Balance, June 30, 1995                34,139,026       171,000      1,806,000    (3,058,000)    (1,081,000)

Issuance of common stock for:
     Assets                              100,000         1,000         50,000             -         51,000
     Cash                              1,669,404         8,000        539,000             -        547,000
     Commissions                         124,719         1,000         40,000             -         41,000
     Satisfaction of debt obligation      10,000             -          2,000             -          2,000
     Services                            686,708         3,000        165,000             -        168,000


Net loss                                       -             -              -    (1,046,000)    (1,046,000)

                                 -------------------------------------------------------------------------

Balance, June 30, 1996                36,729,857       184,000      2,602,000    (4,104,000)    (1,318,000)

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


                                                         GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                                        (A Development Stage Company)
                                                      Consolidated Statement of Stockholders' Deficit
                                                                                            Continued

-----------------------------------------------------------------------------------------------------





                                                             Additional
                                        Common Stock           Paid-In    Accumulated
                                ----------------------------
                                    Shares        Amount       Capital      Deficit        Total
                                ---------------------------------------------------------------------

Issuance of common stock for:
     Assets                          2,500,000        13,000    2,188,000             -     2,201,000
     Cash                            1,359,442         7,000    1,209,000             -     1,216,000
     Commissions                        11,607             -       13,000             -        13,000
     Satisfaction of debt obligation   689,802         3,000      474,000             -       477,000
     Services                          468,003         2,000      265,000             -       267,000

Net loss                                     -             -            -    (1,890,000)   (1,890,000)
                                ---------------------------------------------------------------------

Balance, June 30, 1997              41,758,711       209,000    6,751,000    (5,994,000)      966,000


Issuance of common stock for:
     Cash                            1,613,622         8,000      795,000             -       803,000
     Commission                        109,299         1,000       53,000             -        54,000
     Services                           79,617             -       58,000             -        58,000

Net loss                                     -             -            -    (3,056,000)   (3,056,000)
                                ---------------------------------------------------------------------

Balance, June 30, 1998              43,561,000       218,000    7,657,000    (9,050,000)   (1,175,000)

Issuance of common stock for:
     Assets                          2,954,944        15,000    1,211,000             -     1,226,000
     Cash                            9,458,124        47,000    4,560,000             -     4,607,000
     Commission                      1,574,216         8,000      678,000             -       686,000
     Debt                              194,935         1,000       73,000             -        74,000
     Services                          101,333             -       41,000             -        41,000

Issuance of common stock options for:
     Cash                                    -             -       50,000             -        50,000
     Services                                -             -        4,000             -         4,000

Net loss                                     -             -            -    (8,339,000)   (8,339,000)
                                ---------------------------------------------------------------------

Balance, June 30, 1999              57,844,801  $    289,000  $14,274,000  $(17,389,000) $ (2,826,000)
                                ---------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                  F-5


                                                         GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                                        (A Development Stage Company)
                                                                 Consolidated Statement of Cash Flows

                                                          Years Ended June 30, and Cumulative Amounts
-----------------------------------------------------------------------------------------------------

                                                                                       Cumulative
                                                         1999            1998            Amounts
                                                   --------------------------------------------------

Cash flows from operating activities:
   Net loss                                        $     (8,339,000) $    (3,056,000) $   (15,521,000)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization expense                  191,000          157,000          498,000
     Common stock issued for services                       727,000          111,000        1,430,000
     Stock options issued for services                        4,000                -           14,000
     Loss on disposal of assets                                   -           26,000           26,000
     (Increase) decrease in:
         Accounts receivable                                                   3,000                -
         Prepaid expense                                   (156,000)        (110,000)        (266,000)
     Increase (decrease) in:
         Accounts payable                                 1,513,000          120,000        1,596,000
         Accrued liabilities                                229,000          141,000        1,071,000
                                                   --------------------------------------------------

             Net cash used in
             operating activities                        (5,831,000)      (2,608,000)     (11,152,000)
                                                   --------------------------------------------------

Cash flows from investing activities:
   Purchase of property and equipment                      (339,000)        (219,000)        (574,000)
   Sale of property and equipment                                 -        2,200,000        2,200,000
   Increase in note receivable                              (24,000)               -          (30,000)
   Collections on notes receivable and advances                   -                -            6,000
   Proceeds from art sale                                     2,000                -            2,000
                                                   --------------------------------------------------

             Net cash (used in) provided by
             investing activities                          (361,000)       1,981,000        1,604,000
                                                   --------------------------------------------------

Cash flows from financing activities:
   Proceeds from long-term debt                           1,080,000                -        1,362,000
   Reduction of long-term debt                              (50,000)          (3,000)        (121,000)
   Increase in capitalized lease obligation                 887,000                -          887,000
   Reduction of capitalized  lease obligation              (134,000)        (146,000)        (406,000)
   Proceeds from related party debt                               -                -          489,000
   Reduction of related party debt                                -                -         (117,000)
   Proceeds from issuance of common stock                 4,607,000          804,000        7,886,000
   Proceeds from issuance of options                         50,000                -           50,000
                                                   --------------------------------------------------

             Net cash provided by
             financing activities                         6,440,000          655,000       10,030,000
                                                   --------------------------------------------------

             Net increase in cash                           248,000           28,000          482,000

Cash, beginning of period                                   240,000          212,000            6,000
                                                   --------------------------------------------------

Cash, end of period                                $        488,000  $       240,000  $       488,000
                                                   --------------------------------------------------

-----------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                  F-6



                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements

                                                                   June 30, 1999
--------------------------------------------------------------------------------


1.   Organization and Summary of Significant Accounting Policies

Organization
The financial statements include those of Groen Brothers Aviation, Inc., and its wholly owned subsidiary Sego Tool, Inc. (the
Company). The primary business purpose of the Company is the manufacturing and marketing of the "gyroplane."


Development Stage Company
Effective July 1, 1993, the Company is considered a development stage Company as defined in SFAS No.7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.


Principles of Consolidation
The consolidated financial statements include the accounts of the Company, and its subsidiary. All significant intercompany balances and transactions have been eliminated.


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


--------------------------------------------------------------------------------

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Organization and Summary of Significant Accounting Policies
     Continued

Machinery and Equipment
Machinery and equipment are carried at cost, less accumulated depreciation. Depreciation is computed under an accelerated method based on the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals and betterments are capitalized.


Investment Art Held For Resale
During the year ended June 30, 1999, the Company acquired investment art in exchange for common stock. The investment art was valued at the estimated fair value of the common shares issued. The Company carries the investment art at the lower of cost or market.


Income Taxes
The Company accounts for its income taxes based on the provisions of SFAS 109 "Accounting for Income Taxes." The asset and liability method requires the recognition of deferred tax liability and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.


Revenue
Revenue consists of interest and is recognized when earned.


Loss Per Common and Common Equivalent Share The computation of basic loss per common share is computed using the weighted average number of common shares outstanding during the year.


--------------------------------------------------------------------------------

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Organization and Summary of Significant Accounting Policies
     Continued

Loss Per Common and Common Equivalent Share - Continued The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted loss per share calculation when their effect is antidilutive.


Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.   Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of significant operating losses, the excess of current liabilities over current assets, the stockholders deficit, and negative cash flows from operations, the Company's ability to continue as a going concern is dependent on attaining future profitable operations, restructuring its financing arrangements, and obtaining additional outside financing and/or capital. As outlined in note 14, management of the Company has arranged for equity financing through the issuance of common stock. However, it is not possible to predict the outcome of future operations or whether financing arrangements can be restructured or if the financing mentioned above and in note 14 will be adequate for the Company's operations in the current period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



--------------------------------------------------------------------------------

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




3.   Machinery and Equipment

Machinery and equipment consists of the following:


Aircraft                                               $          88,000
Office equipment                                                 308,000
Shop equipment and tools                                         676,000
Furniture                                                         56,000
Leasehold improvements                                            37,000
Vehicles                                                          22,000
                                                       -----------------

                                                               1,187,000

Less accumulated depreciation and
  amortization                                                  (556,000)
                                                       -----------------

                                                       $         631,000
                                                       -----------------



4.   Note Payable

At June 30, 1999, the Company had a $100,000 note payable to a bank. The note is due on demand and has an interest rate of prime plus 2% (7.75% at June 30, 1999). The note is secured by stand-by letters of credit. Subsequent to year end, this note was paid in full.


5.   Related Party Transactions

The Company has an unsecured note payable totaling $180,000 to Hawk Autogyro, owned by some of the members of senior management with interest at 12%. The note is due on demand and has accrued interest of $96,000.


Included in accrued expenses is payroll payable to officers/shareholders totaling $697,000.


The Company has unsecured notes payable to a shareholder totaling $950,000 with interest at 18%. The notes are due on demand and have accrued interest of $38,000.


--------------------------------------------------------------------------------

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



5.   Related Party Transactions
     Continued

The Company has unsecured notes payable to shareholders totaling $130,000 with interest ranging from 8% to 15%. The notes are due in August and October 1999, and have accrued interest totaling $2,000. Subsequent to year end, these notes were paid in full.


6.   Long-Term Debt

Long-term debt is comprised of the following:


Unsecured  notes payable to a local                   $          150,000
governmental   agency,    including
interest  at the prime rate plus 2%
(8.5%  at  June  30,  1999).  After
principal  amount is paid,  monthly
installments of 3% of monthly gross
revenues    are   due    until   an
additional  $150,000  is paid  (see
note 11).  The notes are in default
and are due on demand.

Unsecured   notes   payable   to  a
governmental sponsored organization
due in monthly  installments  of 3%
of    gross    monthly    revenues,
including  interest  at prime  rate
plus 2% (8.5% at June 30, 1999).                                 100,000

Unsecured note payable to a company
at 15%  interest,  due  on  demand.                               10,000

Capital lease obligations (see note
7)                                                               913,000
                                                       -----------------

                                                               1,173,000

Less current portion                                            (588,000)
                                                       -----------------

                                                       $         585,000
                                                       -----------------



--------------------------------------------------------------------------------

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




6.   Long-Term Debt
     Continued

Future maturities of long-term debt are as follows:


Year Ending June 30:                                        Amount
                                                       -----------------

                          2000                         $         588,000
                          2001                                   224,000
                          2002                                   220,000
                          2003                                   141,000
                                                       -----------------

                                                       $       1,173,000
                                                       -----------------


7.   Capital Lease Obligations

The  Company  has  entered  into  capital  lease   agreements   with   financial
institutions for certain property and equipment. Assets under capital lease have been capitalized and are included in machinery and equipment as follows:


Office equipment                                       $         161,000
Shop equipment and tools                                       1,085,000
Furniture                                                         19,000
Leasehold Improvements                                            37,000
                                                       -----------------

Total property and equipment                                   1,302,000

Accumulated amortization                                        (193,000)
                                                       -----------------

                                                       $       1,109,000
                                                       -----------------



--------------------------------------------------------------------------------

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




7.   Capital Lease Obligations
     Continued

Future minimum lease payments at June 30, 1999 are as follows:


Year Ending June 30,

     2000                                              $         408,000
     2001                                                        278,000
     2002                                                        274,000
     2003                                                        174,000
                                                       -----------------

     Total minimum lease payments                              1,134,000

     Less amount representing interest                          (221,000)
                                                       -----------------

     Present value of net minimum lease                $         913,000
payments
                                                       -----------------



The Company has entered into an arrangement with a third party in which the person has the option to pay one of the capital leases on behalf of the Company in a dollar-for-dollar exchange for stock valued at $.40 per share. At June 30, 1999, the number of shares under this option is approximately 1,030,0000 shares, none of which have been exercised.


8.   Income Taxes

The benefit for income taxes differs from the amount computed at the federal statutory rate as follows:


                               Years Ended June 30,        Cumulative
                          ------------------------------
                               1999           1998          Amounts
                          ----------------------------------------------

Income tax benefit
  at federal
  statutory rates         $     2,835,000  $   1,039,000  $    5,913,000
Change in valuation
  allowance                    (2,835,000)    (1,039,000)     (5,913,000)
                          ----------------------------------------------

Total current
 income taxes             $             -  $           -  $            -
                          ----------------------------------------------



--------------------------------------------------------------------------------

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



8.   Income Taxes
     Continued

Deferred tax assets (liabilities) at June 30, 1999 is as follows:


Tax benefit of net operating loss carryforward         $       5,913,000
Valuation allowance                                           (5,913,000)
                                                       -----------------

                                                       $               -
                                                       -----------------



The  Company  has  incurred  net   operating   losses   totaling   approximately
$17,390,000. The operating loss carryforwards begin to expire in 2006.


Due to uncertainties surrounding the utilization of the net operating loss carryforwards, a valuation allowance has been established to offset a deferred income tax benefit of such net operating loss carryforwards.


9.   Preferred Stock

The Company filed amended Articles of Incorporation in which the Company authorized four additional classes of preferred stock. Each class is authorized to have 50,000,000 shares having a $.001 par value. The rights, terms, and preferences are to be set by the board of directors. As of June 30, 1999, no preferred stock has been issued.


--------------------------------------------------------------------------------

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



10.  Stock Options and Stock-Based Compensation

A summary of the stock option and warrant activity for fiscal years 1998 and 1999 is as follows:


                                             Number         Range of
                                               of           Exercise
                                             Options         Prices
                                        --------------------------------

Outstanding at July 1, 1997                     7,843,139  $  .09 - 2.00
     Granted                                       86,667           2.00
     Exercised                                          -              -
     Expired                                     (500,000)           .40
                                        -----------------
Outstanding at June 30, 1998                    7,429,806     .09 - 2.00
     Granted                                    7,419,114     .35 - 2.00
     Exercised                                 (1,021,889)   .23 -   .39
                                        -----------------
Outstanding at June 30, 1999                   13,827,031  $  .09 - 2.00
                                        -----------------



The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                Years Ended June 30,
                                        ------------------------------------
                                               1999              1998
                                        ------------------------------------

Net loss - as reported                  $       (8,339,000)  $    (3,056,000)
Net loss - pro forma                    $      (12,903,000)  $    (3,147,000)
Loss per share - as reported            $             (.17)  $          (.05)
Loss per share - pro forma              $             (.26)  $          (.07)
                                        ------------------------------------



--------------------------------------------------------------------------------

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



10.  Stock Options and Stock-Based Compensation
     Continued

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                       June 30,
                                          ----------------------------------
                                                1999             1998
                                          ----------------------------------

Expected dividend yield                   $              -    $           -
Expected stock price volatility                      152 %            152 %
Risk-free interest rate                              5.0 %            5.6 %
Expected life of options                      .5 - 5 years          5 years
                                          ----------------------------------



The weighted average fair value of options granted during 1999 and 1998 are $.62 and $1.07, respectively.


The following table summarizes information about fixed stock options outstanding at June 30, 1999:


                      Options Outstanding             Options Exercisable
             ---------------------------------------------------------------
                            Weighted
                             Average
                Number     Remaining    Weighted      Number     Weighted
  Range of    Outstanding Contractual    Average   Exercisable    Average
  Exercise        at          Life      Exercise        at       Exercise
   Prices       6/30/99      (Years)      Price      6/30/99       Price
----------------------------------------------------------------------------

$  .09 to .22   5,250,000    4.06    $   0.10       5,250,000     $     0.10
   .25 to .50   7,490,364    4.95        0.73       7,490,364           0.73
         2.00   1,086,667    1.96        2.00       1,086,667           2.00
----------------------------------------------------------------------------

$ .09 to 2.00  13,827,031    4.38    $   0.59      13,827,031     $     0.59
----------------------------------------------------------------------------



11.  Commitments

Part of the conditions to obtaining financing from a local government agency, the Company has agreed to pay royalties to the agency. The royalties will be 3% of the monthly revenues until a total of $150,000 has been paid. No royalties have been earned or paid as of June 30, 1999.


--------------------------------------------------------------------------------

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



11.  Commitments
     Continued

Also, as conditions to obtain financing from a government sponsored organization, the Company has agreed to assume a royalty agreement of a company related by common ownership, previously licensed with the autogyro technology. The terms of the agreement state that the Company must pay monthly royalties of 3% of its gross revenues up to a total of $149,000.


The  Company  leases  certain  property  and  facilities  under   noncancellable
operating leases. Future minimum rental payments required under these leases are as follows:


Year Ending June 30,                                        Amount
                                                       -----------------

     2000                                              $         163,000
     2001                                                        175,000
     2002                                                        152,000
                                                       -----------------

                                                       $         490,000
                                                       -----------------



Rental expenses for noncancellable operating leases were $119,000 and $142,000 for the years ended June 30, 1999 and 1998, respectively.


The Company has entered into employment agreements with several officers of the Company. The employment agreements can be terminated at any time. Upon termination, the Company retains all rights to the gyroplane and the relating technology and the officers have a covenant not to compete for a period of three years. Royalty payments of 1% of the gross sales price of the gyroplane are to be paid to the inventors who are also officers of the Company.


--------------------------------------------------------------------------------

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



12.  Supplemental Cash Flow Information

During the year ended June 30, 1999:

     o The Company issued common stock in exchange for investment art valued at $1,201,000.

     o The Company prepaid advertising expenses in exchange for investment art valued at $50,000.

     o The Company issued common stock in exchange for machinery and equipment of $25,000.

     o The Company acquired machinery and equipment in exchange for capital lease obligations of $865,000.

     o                     The Company issued common stock in exchange for debt
                          of $74,000.



                                     Years Ended              Cumulative
                          ---------------------------------
                                1999            1998            Amounts
                          --------------------------------------------------

Actual amounts of cash
paid for:

     Interest             $         19,000  $        76,000  $       121,000
                          --------------------------------------------------

     Income taxes         $            200  $           100  $           700
                          --------------------------------------------------



13.  Fair Value of Financial Instruments

None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 1999, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


--------------------------------------------------------------------------------

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


14.  Subsequent Event

Subsequent to year-end, the Company issued approximately 10,267,000 shares of common stock for approximately $6,250,000.

--------------------------------------------------------------------------------

Item 8.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure
          --------------------

         There has been no change of accountants or reporting disagreements on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure.

Item 9.  Directors and Executive Officers of the Registrant
-----------------------------------------------------------

         The following table contains the names and ages of all directors; all positions and offices with the Registrant held by each such person.

         Name                          Age                Positions
         ----                          ---                ---------
         David L. Groen                48            Director and President
         H. Jay Groen                  55            Director
         James P. Mayfield             51            Director and Vice-President

Term of Office

         The terms of service of Messrs. Groen, and Mayfield as members of the Board of Directors continue until the next annual meeting of the stockholders. Excepting Mr. Mayfield, who replaced deceased Director Philip Cannon in 1998, these persons' respective appointments were adopted, ratified and approved by the stockholders at a meeting for that purpose on October 7, 1991. Stockholders' meetings have been waived since then. With the exception of compliance with the duties of a director as set forth in the Articles of Incorporation or Bylaws of the Registrant or in the provisions of the Utah Business Corporation Act, there are no arrangements or understandings pursuant to which any of the foregoing persons were selected to serve on the Board of Directors of the Registrant. Each of the foregoing persons consented to serve as a director of the Registrant prior to their designation and subsequent election as such.

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

         H. Jay Groen, Chairman is a Director of the Registrant. Before joining GBA, Jay Groen co-founded Seagull Recycling Company, an organization that developed an original supply of secondary paper fiber for sale to domestic and Far East markets. Prior to this business venture, he was the President of China West, Inc., a Washington D.C. based organization representing U.S. firms in the Peoples Republic of China. In this role, Mr. Groen negotiated joint venture and trade agreements in such diverse industries as machine building, petroleum, coal, agriculture, light manufacturing, handicrafts, and forest products. Early in his career, Mr. Groen spent ten years as an Economist for the Central Intelligence Agency (CIA) doing original research on Asia, with a particular interest on the People's Republic of China. As part of his responsibilities with the CIA, Mr. Groen prepared written and oral briefs for the White House staff and members of Congress, and lectured at the National War College. Mr. Groen served in the U.S. Air Force as a Chinese Linguist in Vietnam and Asia, logging more than 100 combat missions. He is the co-author, along with his brother David, of a best selling book entitled Huey, a novel about the Vietnam War. Mr. Groen has also published several other writings including: 1) "The Sweet and Sour China Market", China Under Four Modernizations; and, 2) "Buying from China", U.S.-China Economic Relations: A reappraisal. Mr. Groen has an M.A. in Economics from Virginia Polytechnic Institute, a B.A. in Economics from the University of Utah and a Language Certificate in Mandarin Chinese from Yale University. A private pilot with a practical background in aeronautical design, Mr. Groen has added much innovation to the Hawk gyroplane.

         James P. Mayfield III, is a Vice  President,  Chief  Operating  Officer
(COO), Chief of Flight Operations, and replaces Philip Cannon as a Director of the Registrant. James Mayfield, one of only a handful of individuals certified as a gyroplane pilot examiner by the FAA, brings to GBA more than 3,300 hours of flight time in gyroplanes. As GBA's Chief Test Pilot, Mr. Mayfield was recently honored by being inducted into "The Society of Experimental Test Pilots," an elite world-wide organization of only 1800 pilots, whose distinguished membership include Chuck Yeager, Deke Slayton, Scott Crossfield and Jimmy Doolittle II. Mr. Mayfield has logged more than 12,800 total hours flight time that includes extensive experience test flying a wide range of aircraft. A career U.S. Marine Corps officer, Mr. Mayfield retired from the Marines in 1989 following nearly 25 years of distinguished service. His last tour of duty was in the Operations Department at Camp Pendleton, California, responsible for the safety and security of Special Weapons in the Pacific region. With a staff of 400 people reporting to him, he was responsible for training, outfitting, and evaluating the First Marine Division (30,000 Marines) in Special Weapons employment and defense. Mr. Mayfield has two baccalaureate degrees, psychology and sociology, bestowed by the University of New York.

Item 10. Executive Compensation
-------------------------------

         No director or executive officer of the Registrant received cash compensation in excess of $100,000 during the past fiscal year. Jay Groen and David Groen each holds options of 2,475,000 shares at $.09 per share to be purchased by 2003, each holds options of 25,000 shares at $.50 per share to be purchased by 2004, and each holds options of 2,000,000 at $1.00 per share to be purchased by 2004. Jim Mayfield holds options of 500,000 shares at $.50 per share to be purchased by 2003, and options of 525,000 shares at $.50 per share to be purchased by 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

         The following shows the shares of common stock owned as of June 30, 1998 by all the Directors and Officers individually and as a group. No individual investors, other than those shown, own more than five percent of the outstanding common stock. Each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name  and  Address                      Amount of                   Percent
of Beneficial Owner                     Ownership                   of Class
-------------------                     ---------                   --------

David Groen, President                  8,657,968                     14.97
2640 California Avenue
Salt Lake City, UT 84104

Jay Groen, Director                     6,085,078                     10.52
2640 California Avenue
Salt Lake City, UT 84104

James P. Mayfield, Vice President          71,000                       .00
2640 W. California Avenue
Salt Lake City, UT 84104

All Officers and Directors             14,814,046                     25.49

Lyle Campbell                           3,604,400                     06.23
c/o Chapman & Cuttler
111 W. Monroe Street
Chicago, IL 60603

         Does not include options by David Groen, Jay Groen, and Jim Mayfield to purchase 4,475,000 shares, 4,475,000 shares, and 1,025,000 shares respectively. If such shares were purchased, their ownership would equal 22.71 percent, 18.26 percent, and 1.78 percent respectively.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

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

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

(a) (1)           The following financial statements are included in Part II:
                  Report of Independent Certified Public Accountants
                                                                           Page

         Independent auditors' report of Tanner + Co.                       F-1

         Financial statements:

                  Consolidated balance sheet, June, 30, 1999.               F-2

                  Consolidated statement of operations for the
                  two years ended June 30, 1999, 1998 and
                  cumulative amounts.                                       F-3

                  Consolidated  statement of stockholder's
                  equity (deficit) for the two years ended
                  June 30, 1999, 1998 and cumulative amounts.               F-4

                  Consolidated statement of cash flows for
                  the two years ended June 30, 1999, 1998
                  and cumulative amounts.                                   F-6

                  Notes to consolidated financial statements.               F-7

                                   Signatures
                                   ----------


         Pursuant to the requirements of Section or 15 (d) of the Securities Exchange Act of 1934, Groen Brothers Aviation, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                          Groen Brothers Aviation, Inc.



         /s/ David L. Groen                   Date:     October 4, 1999
         -------------------------            -------------------------
         David L. Groen, President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


         /s/ H. Jay Groen                     Date:     October 4, 1999
         -------------------------            -------------------------
         H. Jay Groen, Director


         /s/ David L. Groen                   Date:     October 4, 1999
         -------------------------            -------------------------
         David L. Groen, Director


         /s/ James P. Mayfield                Date:     October 4, 1999
         -------------------------            -------------------------
         James P. Mayfield, Director