Form 10QSB
period 1999-09-30
GROEN BROTHERS AVIATION INC /UT/
filed 1999-11-15
CIK 870743

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999



                          Commission file number 018958

                          GROEN BROTHERS AVIATION, INC.
             (Exact name of registrant as specified in its charter)

             Utah                                         87-0376766
State of other jurisdiction of                         I.R.S. Employer
Incorporation or organization                          Identification No.

2640 W. California Ave., Suite A
Salt Lake City, Utah                                     84104-4100
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                        Outstanding at
          Class                                       September 30, 1999
Common Stock, $.005 par value                             69,527,614

                       Page 1 of 12 consecutively numbered pages.

                                TABLE OF CONTENTS


Part I - Financial Information                                              Page

Item 1.       Financial Statements

                     Condensed Consolidated Balance Sheet,
                     September 30, 1999 (unaudited) and.......................3

                     Condensed Consolidated Statement of
                     Operations for the three
                     months ended September 30, 1999
                     and 1998 (unaudited).....................................4

                     Condensed Consolidated Statement of
                     Cash Flows for the three
                     months ended September 30, 1999
                     and 1998 (unaudited).....................................5

                     Notes to Consolidated Financial Statements...............7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................8


Part II - Other Information

Item 1        Legal Proceedings...............................................9

Item 2        Changes in the Securities.......................................9

Item 3        Defaults Upon Senior Securities.................................9

Item 4        Submission of Matters to a Vote of Security Holders.............9

Item 5        Other Information...............................................9

Item 6        Exhibits and Reports on Form 8K.................................9




                                                              GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                                             (A Development Stage Company)

                                                                      Condensed Consolidated Balance Sheet


-------------------------------------------------------------------------------------------------------------------



                                                                                          September 30,
                                                                                               1999
              Assets                                                                       (Unaudited)
                                                                                        ------------------

Current assets:
     Cash                                                                               $        3,101,000
     Receivables                                                                                    91,000
     Prepaid expenses                                                                              264,000
                                                                                        ------------------

                  Current assets                                                                 3,456,000

Investment art held for sale                                                                     1,140,000

Machinery and equipment, net                                                                       678,000
                                                                                        ------------------

                                                                                        $        5,274,000
                                                                                        ------------------

----------------------------------------------------------------------------------------------------------
              Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                                   $          290,000
     Accrued liabilities                                                                         1,266,000
     Deposits                                                                                    1,017,000
     Related party notes payable                                                                   717,000
     Current portion of long-term debt                                                             416,000
                                                                                        ------------------

                  Total current liabilities                                                      3,706,000
                                                                                        ------------------

Long-term debt                                                                                     585,000
                                                                                        ------------------

Commitments and contingencies                                                                            -

Stockholders' equity:
     Preferred stock, par value $.001, authorized
       50,000,000 shares, no shares outstanding                                                          -
     Common stock, par value $.005, authorized
       100,000,000 shares, issued and outstanding
       69,527,614 shares                                                                           348,000
     Additional paid-in capital                                                                 21,292,000
     Accumulated deficit                                                                       (20,657,000)
                                                                                        ------------------

                  Total stockholders' equity                                                       983,000
                                                                                        ------------------

                  Total liabilities and stockholders' equity                            $        5,274,000
                                                                                        ------------------

--------------------------------------------------------------------------------
                                                                               3

See notes to condensed consolidated financial statements.




                                                              GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                                             (A Development Stage Company)

                                                Condensed Consolidated Statement of Operations (Unaudited)

-------------------------------------------------------------------------------------------------------------------


                                                                                          Cumulative
                                                             Three Months Ended             Amounts
                                                               September 30,                 Since
                                                     -----------------------------------   Development
                                                            1999             1998             Stage
                                                     -----------------------------------------------------

Revenue -
     interest and other                              $           32,000   $        1,000  $         72,000
                                                     -----------------------------------------------------

                  Total revenue                                  32,000            1,000            72,000
                                                     -----------------------------------------------------

Expenses:
     Research and development expenses                        1,302,000          174,000        10,654,000
     General and administrative expenses                      1,941,000          947,000         7,578,000
     Interest expense                                            57,000            9,000           629,000
                                                     -----------------------------------------------------

                  Total expenses                              3,300,000        1,130,000        18,861,000
                                                     -----------------------------------------------------

                  Net loss                           $       (3,268,000)  $   (1,129,000) $    (18,789,000)
                                                     -----------------------------------------------------

Loss per share - basic and diluted                   $             (.05)  $         (.02) $           (.47)
                                                     -----------------------------------------------------

Weighted average shares outstanding -
  basic and diluted                                          65,865,000       45,662,000        39,813,000
                                                     -----------------------------------------------------






--------------------------------------------------------------------------------
                                                                               4

See notes to condensed consolidated financial statements.


                                                              GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                                             (A Development Stage Company)

                                                Condensed Consolidated Statement of Cash Flows (Unaudited)


-------------------------------------------------------------------------------------------------------------------




                                                                                           Cumulative
                                                                 Three Months Ended          Amounts
                                                                   September 30,              Since
                                                           ------------------------------   Development
                                                                1999           1998            Stage
                                                           -----------------------------------------------

Cash flows from operating activities:
     Net loss                                              $    (3,268,000)  $ (1,130,000)  $ (18,789,000)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization expense                      59,000         36,000         557,000
         Common stock issued for services                        1,471,000        194,000       2,901,000
         Stock options issued for services                               -              -          14,000
         Loss on disposal of assets                                      -              -          26,000
         (Increase) decrease in prepaid expense                     52,000              -        (214,000)
         Increase (decrease) in:
              Accounts payable                                  (1,199,000)        40,000         397,000
              Accrued liabilities                                    8,000          5,000       1,079,000
              Deposits                                             504,000              -         504,000
                                                           -----------------------------------------------
                      Net cash used in
                      operating activities                      (2,373,000)      (855,000)    (13,525,000)
                                                           -----------------------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                            (88,000)      (207,000)       (662,000)
     Sale of property and equipment                                      -              -       2,200,000
     Increase in note receivable                                   (66,000)       (32,000)        (96,000)
     Collections on notes receivable and advances                        -              -           6,000
     Proceeds from art sale                                          9,000              -          11,000
                                                           -----------------------------------------------
                      Net cash (used in) provided by
                      investing activities                        (145,000)      (239,000)      1,459,000
                                                           -----------------------------------------------

Cash flows from financing activities:
     Proceeds from long-term debt                                        -              -       1,362,000
     Reduction of long-term debt                                  (130,000)       (50,000)       (251,000)
     Increase in capitalized lease obligation                            -              -         887,000
     Reduction of capitalized lease obligation                    (172,000)       (45,000)       (578,000)
     Proceeds from related party debt                                    -              -         489,000
     Reduction of related party debt                                     -              -        (117,000)
     Proceeds from issuance of common stock                      5,433,000      1,286,000      13,319,000
     Proceeds from issuance of options                                   -              -          50,000
                                                           -----------------------------------------------
                      Net cash provided by
                      financing activities                       5,131,000      1,191,000      15,161,000
                                                           -----------------------------------------------


--------------------------------------------------------------------------------
                                                                               5

See notes to condensed consolidated financial statements.

                                                              GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                                             (A Development Stage Company)

                                                            Condensed Consolidated Statement of Cash Flows
                                                                                                 Continued

-------------------------------------------------------------------------------------------------------------------





                                                                                            Cumulative
                                                                 Three Months Ended          Amounts
                                                                   September 30,              Since
                                                           ------------------------------   Development
                                                                1999           1998            Stage
                                                           -----------------------------------------------


                      Net increase in cash                       2,613,000         97,000       3,095,000

Cash, beginning of period                                          488,000        240,000           6,000
                                                           -----------------------------------------------

Cash, end of period                                        $     3,101,000   $    337,000   $   3,101,000
                                                           -----------------------------------------------


Supplemental schedule of cash flow information:


                                                                                            Cumulative
                                                             Three Months Ended               Amounts
                                                                September 30,                  Since
                                                     ----------------------------------     Development
                                                            1999             1998             Stage
                                                     -----------------------------------------------------

Cash paid during the period for:

         Interest                                    $           20,000   $         9,000  $      131,000
                                                     -----------------------------------------------------

         Income taxes                                $              200   $           100  $          800
                                                     -----------------------------------------------------


Schedule of non-cash activities:
     During the three months ended September 30, 1999:

         o The Company issued 18,300 shares of its restricted common stock in exchange for equipment of $18,000.

         o The Company issued 314,037 shares of its restricted common stock in exchange for a reduction of accounts payable in the amount of $155,000.

         o The Company exchanged $513,000 of related party debt in exchange for deposits.


--------------------------------------------------------------------------------
                                                                               6

See notes to condensed consolidated financial statements.

                                    GROEN BROTHERS AVIATION, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)

                            Notes to Condensed Consolidated Financial Statements


--------------------------------------------------------------------------------





(1) The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and subsidiary and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the three months ended September 30, 1999 and 1998 and cash flows for the three months ended September 30, 1999 and 1998. The results of operations and cash flows for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.


(2) Loss per share is based on the weighted average number of shares outstanding at September 30, 1999 and 1998, respectively.






--------------------------------------------------------------------------------
                                                                               7

See notes to condensed consolidated financial statements.

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

       During the first quarter of the current fiscal year, the Company began flight testing of the Hawk 4 (four seat) gyroplane at its Buckeye facility in Arizona. To date more than 80 sorties have been made in the Hawk 4, which will be the Company's first FAA certified gyroplane. Certification of the Hawk 4, currently being performed and managed at the Company's Salt Lake City facility, began in March of 1998, and is expected to be completed in 2001.

       A second Hawk 4 is being fitted out with a turbine engine, and will be designated the Hawk 4T. The advantage of the Hawk 4T over the Hawk 4 will be a higher useful load, more horsepower, and the worldwide availability of jet fuel. The advantage of the Hawk 4, which employs a piston engine, is that it is priced lower than the turbine version, because the turbine engine is three times as expensive. The Hawk 4 will operate mostly in western countries because it requires 100 octane low lead gasoline, which is mostly not available in other parts of the world.

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

       Groen Brothers Aviation is presently establishing Authorized Dealers in major cities across the United States. GBA Dealers will be responsible for sales, service, maintenance, and flight training. To become a dealer, aircraft deposits are given to GBA based on a quota for each metropolitan statistical area. At present, the Company has received more than 120 down payment deposits from its dealers and private individuals. The dealers in turn take deposits from customers as orders are received. Dealers will handle all sales, including government agencies and fleet sales, except military sales, which will be made directly by GBA.

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

       Results of Operations

       As a result of increased bank interest, revenues increased during the three month period ended September 30, 1999 to $32,000 compared to $1,000 for the same period in 1998. During the three months ended September 30, 1999, research and development expenses amounted to $1,302,000 an increase from
$174,000 for the same period in 1998. General and administrative expenses increased to $1,941,000 during the three months ended September 30, 1999 from $947,000 for the similar period ended 1998. The resulting losses increased to ($3,268,000) from ($1,129,000) for the quarters under comparison. The significant change in research and development expenses and in general and administrative costs reflects an increase in the number of employees, accelerating FAA certification costs, and preparation for production of the Hawk 4.

       Liquidity and Capital Resources

       Until the Company is revenue positive, its need for capital will be met with equity financing and/or debt financing based upon the sale of stock and taking of factory orders with down payment deposits for the Hawk gyroplane. From June 30 to September 30, 1999 the Company received net cash of $5,433,000 from the private sale of stock.

       The Company estimates that it will need $20 million over the next two years to accomplish the following:

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

       This Form 10-QSB contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of operations and businesses of the Company. All statements, other than statements of historical facts, included in this Form 10-QSB, including those regarding market trends, the Company's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended, will, should, may, expect, anticipate, estimates, projects" or the negative thereof or variations thereon or similar terminology.

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


Date: November 14, 1999                  GROEN BROTHERS AVIATION, INC.


                                         By:    /s/ David L. Groen
                                                -------------------------
                                                David L. Groen, President