Form 10QSB
period 1999-12-31
GROEN BROTHERS AVIATION INC /UT/
filed 2000-02-14
CIK 870743

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1999



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                       Outstanding at
          Class                                       December 31, 1999
-------------------------                            -------------------
Common Stock, $.005 par value                            70,882,234

                   Page 1 of 12 consecutively numbered pages.

                                TABLE OF CONTENTS


Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheet,
           December 31, 1999 (unaudited) and June 30, 1999 . . . . . . . . . . 3

           Condensed Consolidated statement of operations for the six months ended December 31, 1999 and 1998 (unaudited) . . . . . . . . 4

           Condensed Consolidated statement of cash flows for the six months ended December 31, 1999 and 1998 (unaudited) . . . . . . . . 5

           Notes to condensed consolidated financial statements. . . . . . . . 8


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . . . . 9

                                                             GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                                             (A Development Stage Company)

                                                                      Condensed Consolidated Balance Sheet


----------------------------------------------------------------------------------------------------------



                                                                                           December 31,
                                                                                               1999
                                                                                           (Unaudited)
                                                                                        ------------------

              Assets
Current assets:
     Cash                                                                               $        1,777,000
     Note receivables                                                                              151,000
     Prepaid expense                                                                               200,000
                                                                                        ------------------

                  Current assets                                                                 2,128,000

Investment art held for sale                                                                     1,070,000
Machinery and equipment less accumulated
 depreciation of $687,000                                                                          857,000
                                                                                        ------------------

                  Total Assets                                                          $        4,055,000
                                                                                        ------------------

----------------------------------------------------------------------------------------------------------
              Liabilities and Stockholders' Deficit Current liabilities:
     Accounts payable                                                                   $          248,000
     Accrued liabilities                                                                         1,199,000
     Deposits                                                                                    1,494,000
     Current portion of related party note payable                                                 180,000
     Current portion of long-term debt                                                             278,000
                                                                                        ------------------

                  Total current liabilities                                                      3,399,000
                                                                                        ------------------

Long-term debt                                                                                     801,000

                  Total liabilities                                                              4,200,000
                                                                                        ------------------

Stockholders' deficit:
     Common stock, par value $.005 per share;
       authorized 100,000,000 shares, issued and
       outstanding 70,882,234 shares, respectively                                                 354,000
     Additional paid-in capital                                                                 21,893,000
     Retained deficit                                                                          (22,392,000)
                                                                                        ------------------

                  Total stockholders' deficit                                                     (145,000)
                                                                                        ------------------

                  Total liabilities and stockholders' deficit                           $        4,055,000
                                                                                        ------------------

----------------------------------------------------------------------------------------------------------

                                        3


                                                               GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                                               (A Development Stage Company)


                                                  Condensed Consolidated Statement of Operations (Unaudited)


------------------------------------------------------------------------------------------------------------





                                                                                              Cumulative
                                                                                                Amounts
                                     Three Months Ended             Six Months Ended             Since
                                        December 31,                  December 31,            Development
                               ------------------------------------------------------------
                                    1999           1998           1999           1998            Stage
                               -----------------------------------------------------------------------------

Revenue -
  Interest and other           $        88,000 $        3,000 $      120,000 $        3,000 $        160,000
                               -----------------------------------------------------------------------------

     Total revenue                      88,000          3,000        120,000          3,000          160,000
                               -----------------------------------------------------------------------------

Expenses:
  Research and
    development expense              1,009,000        763,000      2,311,000      1,438,000       11,663,000
  General and
    administrative expenses            786,000        370,000      2,727,000        816,000        8,364,000
  Interest expense                      28,000         23,000         85,000         32,000          657,000
                               -----------------------------------------------------------------------------

     Total expenses                  1,823,000      1,156,000      5,123,000      2,286,000       20,684,000
                               -----------------------------------------------------------------------------

     Net loss                  $    (1,735,000)$   (1,153,000)$   (5,003,000)$   (2,283,000)$    (20,524,000)
                               -----------------------------------------------------------------------------

Loss per share,
basic and fully diluted        $          (.02)$         (.02)$         (.07)$         (.05)$           (.50)
                               -----------------------------------------------------------------------------

Weighted average shares
 outstanding                        70,682,000     49,411,000     68,772,000     47,335,000       40,990,000
                               -----------------------------------------------------------------------------





------------------------------------------------------------------------------------------------------------




                                        4



                                                               GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                                               (A Development Stage Company)


                                                Condensed Consolidated Statement of Cash Flows (Unaudited)

------------------------------------------------------------------------------------------------------------



                                                                                            Cumulative
                                                                                              Amounts
                                                               Six Months Ended                Since
                                                                 December 31,               Development
                                                      -----------------------------------
                                                            1999              1998             Stage
                                                      ----------------------------------------------------

Cash flows from operating activities:
     Net loss                                         $      (5,003,000)$      (2,283,000)$    (20,524,000)
     Adjustments to reconcile net (loss) to
       net cash used in operating activities:
         Depreciation and amortization                          131,000            71,000          629,000
         Stock issued for services                            1,420,000           428,000        2,850,000
         Stock options issued below market                            -                 -           14,000
         Loss on disposal of assets                              21,000                 -           47,000
         (Increase) decrease in:
              Accounts receivable                                     -                 -
              Prepaid expense                                   116,000                           (150,000)
         Increase (decrease) in:
              Accounts payable                                 (379,000)          (91,000)       1,217,000
              Accrued liabilities                               426,000            67,000        1,497,000
                                                      ----------------------------------------------------

                  Net cash used in
                  operating activities                       (3,268,000)       (1,808,000)     (14,420,000)
                                                      ----------------------------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                         (92,000)         (506,000)        (666,000)
     Sale of property and equipment                                   -                 -        2,200,000
     Increase in note receivable                               (126,000)          (24,000)        (156,000)
     Collections on notes receivable and
       advances                                                       -                 -            6,000
     Proceeds from art sale                                      28,000             2,000           30,000
                                                      ----------------------------------------------------

                  Net cash provided by (used in)
                  investing activities                         (190,000)         (528,000)       1,414,000
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



                                        5



                                                             GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                                             (A Development Stage Company)

                                                Condensed Consolidated Statement of Cash Flows (Unaudited)
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------



                                                                                            Cumulative
                                                                                              Amounts
                                                               Six Months Ended                Since
                                                                 December 31,               Development
                                                      -----------------------------------
                                                            1999              1998             Stage
                                                      ----------------------------------------------------

Cash flows from financing activities:
     Proceeds from long-term debt                                     -                 -        1,362,000
     Proceeds from related party debt                                 -                 -          489,000
     Increase in capitalized lease obligations                        -                 -          887,000
     Reduction of capitalized lease obligation                 (236,000)          (90,000)        (642,000)
     Reduction of long-term debt                               (498,000)          (50,000)        (619,000)
     Reduction of related party debt                                  -                 -         (117,000)
     Proceeds from issuance of common stock                   5,481,000         2,520,000       13,367,000
     Proceeds from issuance of options                                -                 -           50,000
                                                      ----------------------------------------------------

                  Net cash provided by
                  financing activities                        4,747,000         2,380,000       14,777,000
                                                      ----------------------------------------------------

                  Net increase in cash                        1,289,000            44,000        1,771,000

Cash, beginning of period                                       488,000           240,000            6,000
                                                      ----------------------------------------------------

Cash, end of period                                   $       1,777,000 $         284,000 $      1,777,000
                                                      ----------------------------------------------------

Supplemental schedule of cash flow information:

     Cash paid during the period for:

         Interest                                     $          10,000 $           9,000 $        131,000
                                                      ----------------------------------------------------

         Taxes                                        $             200 $             200 $            900
                                                      ----------------------------------------------------



----------------------------------------------------------------------------------------------------------



                                        6

                                   GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                   (A Development Stage Company)

                      Condensed Consolidated Statement of Cash Flows (Unaudited)
                                                                       Continued

--------------------------------------------------------------------------------







Schedule of non-cash activities:

     During the six months ended December 31, 1999:

         o The Company issued 50,000 shares of its common stock in exchange for artwork valued at $50,000

         o The Company issued 36,000 shares of its common stock and exchanged artwork valued at $80,000 for machinery and equipment valued at $96,000

         o The Company acquired $152,000 of machinery and equipment in exchange for a note payable

         o The Company issued 10,154 shares of its common stock to satisfy an interest payment

         o The Company issued 18,300 shares of its common stock in exchange for a vehicle valued at $18,000

         o The Company issued 1,394,000 shares of its common stock to retire notes payable

--------------------------------------------------------------------------------

                                   GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                   (A Development Stage Company)
                            Notes to Condensed Consolidated Financial Statements


--------------------------------------------------------------------------------



(1) The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and subsidiary and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 1999 and the results of operations for the six months and three months ended December 31, 1998 and 1998 and cash flows for the six months ended December 31, 1999 and 1998. The results of operations and cash flows for the six months and three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire year.


(2) Loss per share is based on the weighted average number of shares outstanding at December 31, 1999 and 1998, respectively.














--------------------------------------------------------------------------------

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

         During the second quarter of the current fiscal year, the Company continued its flight testing of the Hawk 4 (four seat) gyroplane at its Buckeye facility in Arizona. To date more than 200 sorties have been made in the Company's first Hawk 4 gyroplane. The Hawk 4 will be the Company's first FAA certified gyroplane. Certification of the Hawk 4, currently being performed and managed at the Company's Salt Lake City facility, began in March of 1998, and is expected to be completed in 2001.

         A second Hawk 4 is undergoing the installation of a Rolls-Royce turbine engine at Soloy Conversions in Olympia, Washington, and will be designated the Hawk 4T. The advantage of the Hawk 4T over the Hawk 4 will be a higher useful load, more horsepower, and the worldwide availability of kerosene fuels, such as Jet A, etc. The advantage of the Hawk 4, which employs a piston engine, is that it is priced lower than the turbine version. The turbine engine costs four times more than a piston engine. The Hawk 4 will likely operate mostly in western countries because it requires 100 octane low lead gasoline, which is not readily available in most of the developing world.

         The market for the Hawk is large and varied. The world has become dependent upon helicopters where runways are not available or if slow flight is required. The Company believes the Hawk is a low cost alternative, which can perform competitively with helicopters and airplanes in many roles including the following:

1. Law enforcement (police, sheriff, border patrol, customs, and drug interdiction),
2. Public service organizations (fire patrol, medical transport, wildlife and land management),
3. Military (courier, armed surveillance, VIP transport, forward artillery control, ground attack, unmanned aerial vehicle),
4. Commercial (oil, gas, and power line patrol and inspection, land survey, aerial photography, crop spraying, herd management, air taxi service, corporate transport, and flight training),
5. Private (commuting, sport flying, training).

         Groen Brothers Aviation is presently establishing a nationwide dealer network in major U.S. cities. GBA Authorized Dealers will be responsible for sales, service, maintenance, and flight training. To become a dealer, aircraft deposits are given to GBA based on a quota for each metropolitan statistical area. At present, the Company has received more than 120 down payment deposits from its dealers. The dealers in turn take deposits from customers as orders are received. Dealers will handle all sales, including government agencies and fleet sales, except military sales, which will be made directly by GBA. The Company has also signed up its first international dealer, GBA Gyroplanes of Costa Rica.

         The Company has attended many conventions to introduce its Hawk Gyroplane. These include the National Agricultural Aircraft Association (NAAA), the Aircraft Owners and Pilots Association (AOPA), the National Business Aircraft Association (NBAA), the Experimental Aircraft Association (EAA). Manned by Company employees and GBA Authorized Dealers, the booth and displays were busy with visitors from across the U.S. and around the world.

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

Results of Operations

         As a result of increased bank interest, revenues increased to $88,000 from $3,000 during the three month period ended December 31, 1999 compared to the same period in 1998. During the three months ended December 31, 1999, general and administrative expenses increased to $786,000 from $370,000 for the similar period ended 1998. The increase was commensurate with an increase in R&D expenses, which increased to $1,009,000 from $763,000 for the three months under comparison. The Company continued to hire additional engineers, draftsmen, and outside consultants to accelerate the Hawk 4 program. The resulting losses increased to ($1,735,000) from ($1,153,000) for the quarters under comparison.

         As a result of increased bank interest, revenues increased to $120,000 from $3,000 during the six month period ended December 31, 1999 compared to the same period in 1998. During the six months ended December 31, 1999, general and administrative expenses amounted to $2,727,000 an increase from $817,000, while R&D costs increased to $2,311,000 from $1,438,000 for the similar period ended 1998. The increase mostly reflects increased personnel costs and engineering costs associated with the accelerated Hawk 4 program. The resulting losses increased to ($5,003,000) from ($2,283,000) for the six month periods under comparison.

         Liquidity and Capital Resources

         The Company's management expect that the long-term needs for capital will be met with equity/debt financing based upon pre-sale of gyroplanes (taking of non-refundable down payments); the sale of equity; debt instruments and grant money. Short term financing will continue to come from the pre-sale of gyroplanes and the sale of restricted stock to accredited investors.

         The Company is presently applying for grants and loans from government entities, domestic and foreign, and is negotiating with private investors for equity financing to meet its business plan needs. Current working capital requirements are being obtained through the sale of the Company's restricted stock and from loans. During the six months ended December 31, 1999 the Company had received $5,481,000 from the private sale of stock to accredited investors.

         Year 2000

         The Company's computer system and software are warranted by the vendor to be Y2K compliant. There does not appear to be any material internal issues at this time.

         The  Company  has  communicated   with  its  primary  vendors  and  has
determined that all Y2K compliant.

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


Date:  February 13, 2000                        GROEN BROTHERS AVIATION, INC.


                                                 S/David L. Groen
                                            By: _________________________
                                                David L. Groen, President