Form 10QSB
period 2000-03-31
GROEN BROTHERS AVIATION INC /UT/
filed 2000-05-15
CIK 870743

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000



                          Commission file number 018958

                          GROEN BROTHERS AVIATION, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

            Utah                                    87-0376766
            ----                                    ----------
State of other jurisdiction of                    I.R.S Employer
Incorporation or organization                    Identification No.

2640 W. California Ave., Suite A
Salt Lake City, Utah                                  84104
--------------------------------                      -----
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                         Outstanding at
                                                            March 31,
          Class                                               2000
          -----                                           --------------

Common Stock, $.005 par value                             71,879,722

                   Page 1 of 13 consecutively numbered pages.

                                TABLE OF CONTENTS

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheet,
         March 31, 2000 (unaudited)...........................................3

         Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2000 and 1999 (unaudited)............4

         Condensed Consolidated Statement of Cash Flows for the nine months ended March 31, 2000 and 1999 (unaudited).....................5

         Notes to Condensed Consolidated Financial Statements.................8


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................9




Part II - Other Information

Item 1            Legal Proceedings.........................................11

Item 2            Changes in the Securities.................................11

Item 3            Defaults Upon Senior Securities...........................11

Item 4            Submission of Matters to a Vote of Security Holders.......11

Item 5            Other Information.........................................11

Item 6            Exhibits and Reports on Form 8K...........................11



                                                             GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                                             (A Development Stage Company)

                                                                      Condensed Consolidated Balance Sheet


----------------------------------------------------------------------------------------------------------



                                                                                            March 31,
                                                                                               2000
                                                                                           (Unaudited)
                                                                                        ------------------

              Assets
Current assets:
     Cash                                                                               $        1,104,000
     Notes receivable                                                                              122,000
     Prepaid expense                                                                               135,000
                                                                                        ------------------

                  Current assets                                                                 1,361,000

Investment art held for sale                                                                     1,070,000
Machinery and equipment net of accumulated
 depreciation of $774,000                                                                          974,000
                                                                                        ------------------

                  Total assets                                                          $        3,405,000
                                                                                        ------------------

----------------------------------------------------------------------------------------------------------
              Liabilities and Stockholders' Deficit
Current liabilities:
     Accounts payable                                                                   $          162,000
     Accrued liabilities                                                                         1,196,000
     Deposits                                                                                    2,150,000
     Related party notes payable                                                                   181,000
     Current portion of long-term debt                                                             524,000
                                                                                        ------------------

                  Total current liabilities                                                      4,213,000

Long-term debt                                                                                     530,000
                                                                                        ------------------

                  Total liabilities                                                              4,743,000
                                                                                        ------------------

Stockholders' deficit:
     Common stock, par value $.005 per share;
       authorized 100,000,000 shares, issued and
       outstanding 71,879,722 shares, respectively                                                 359,000
     Additional paid-in capital                                                                 22,809,000
     Stock subscription                                                                           (200,000)
     Accumulated deficit                                                                       (24,306,000)
                                                                                        ------------------

                  Total stockholders' deficit                                                   (1,338,000)
                                                                                        ------------------

                  Total liabilities and stockholder's deficit                           $        3,405,000
                                                                                        ------------------


----------------------------------------------------------------------------------------------------------



                                                            GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                                             (A Development Stage Company)

                                                Condensed Consolidated Statement of Operations (Unaudited)


----------------------------------------------------------------------------------------------------------






                                                                                                Cumulative
                                     Three Months Ended            Nine Months Ended              Amounts
                                         March 31,                     March 31,                   Since
                               ------------------------------------------------------------     Development
                                    2000           1999           2000           1999              Stage
                               -----------------------------------------------------------------------------

Revenue -
  Interest and other           $        22,000  $           -   $    142,000   $      4,000   $      182,000
                               -----------------------------------------------------------------------------

     Total revenue                      22,000              -        142,000          4,000          182,000
                               -----------------------------------------------------------------------------

Expenses:
  Research and
    development                      1,098,000      1,680,000      3,409,000      3,117,000       12,709,000
  General and
    administrative                     773,000        324,000      3,502,000      1,142,000        9,191,000
  Interest                              63,000         22,000        148,000         54,000          720,000
                               -----------------------------------------------------------------------------

     Total expenses                  1,934,000      2,026,000      7,059,000      4,313,000       22,620,000
                               -----------------------------------------------------------------------------

     Net loss                  $    (1,912,000) $  (2,026,000)  $ (6,917,000)  $ (4,309,000)  $  (22,438,000)
                               -----------------------------------------------------------------------------

Loss per share -
basic and diluted              $          (.03) $        (.04)          (.10)  $       (.09)  $         (.53)
                               -----------------------------------------------------------------------------

Weighted average
shares - basic and diluted          71,215,000     52,514,000     69,574,000     48,952,000       42,103,000
 outstanding
                               -----------------------------------------------------------------------------






------------------------------------------------------------------------------------------------------------




                                                             GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                                             (A Development Stage Company)

                                                Condensed Consolidated Statement of Cash Flows (Unaudited)


----------------------------------------------------------------------------------------------------------




                                                               Nine Months Ended             Cumulative
                                                                   March 31,               Amounts Since
                                                      -----------------------------------   Development
                                                            2000              1999             Stage
                                                      ----------------------------------------------------


Cash flows from operating activities:
     Net loss                                         $      (6,917,000)  $    (4,309,000) $   (22,438,000)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                          218,000           107,000          716,000
         Stock issued for services and operating costs        1,400,000           458,000        2,830,000
         Stock options issued below market                            -                 -           14,000
         Loss on disposal of assets                              15,000                 -           41,000
         (Increase) decrease in:
              Prepaid expense                                   181,000                 -          (85,000)
         Increase (decrease) in:
              Accounts payable                                 (465,000)        1,028,000        1,131,000
              Accrued liabilities                                 9,000           104,000        1,080,000
              Deposits                                        1,133,000                 -        1,133,000
                                                      ----------------------------------------------------

                  Net cash used in
                  operating activities                       (4,426,000)       (2,612,000)     (15,578,000)
                                                      ----------------------------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                        (310,000)         (582,000)        (884,000)
     Proceeds from sale of assets                                49,000             2,000        2,251,000
     Increase in note receivable                                (97,000)          (24,000)        (127,000)
     Collections on notes receivable and advances                     -                 -            6,000
                                                      ----------------------------------------------------

                  Net cash (used in) provided by
                  investing activities                         (358,000)         (604,000)       1,246,000
                                                      ----------------------------------------------------

Cash flows from financing activities:
     Proceeds from long-term debt                                     -           177,000        1,362,000
     Proceeds from related party debt                             1,000                 -          490,000
     Increase in capitalized lease obligations                        -                 -          887,000
     Reduction of capitalized lease obligation                 (272,000)         (171,000)        (678,000)
     Reduction of long-term debt                               (488,000)                -         (609,000)
     Reduction of related party debt                                  -                 -         (117,000)
     Proceeds from issuance of common stock                   6,154,000         2,977,000       14,040,000
     Proceeds from issuance of options                            5,000                 -           55,000
                                                      ----------------------------------------------------

                  Net cash provided by
                  financing activities                        5,400,000         2,983,000       15,430,000
                                                      ----------------------------------------------------

                  Net increase (decrease)  in cash              616,000          (233,000)       1,098,000

Cash, beginning of period                                       488,000           240,000            6,000
                                                      ----------------------------------------------------

Cash, end of period                                   $       1,104,000   $         7,000  $     1,104,000
                                                      ----------------------------------------------------


------------------------------------------------------------------------------------------------------------


                                   GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                   (A Development Stage Company)

                      Condensed Consolidated Statement of Cash Flows (Unaudited)
                                                                       Continued

--------------------------------------------------------------------------------



Supplemental cash flow information:

     During the nine months ended March 31, 2000:

         . The Company issued 50,000 shares of its common stock in exchange for artwork valued at $50,000

         .        The  Company  issued  36,000  shares of its  common  stock and
                  exchanged   artwork   valued  at  $80,000  for  machinery  and
                  equipment valued at $96,000

         . The Company acquired $152,000 of machinery and equipment in exchange for long-term debt

         . The Company issued 10,154 shares of its common stock to satisfy accrued interest of $70,000

         . The Company issued 18,300 shares of its common stock in exchange for a vehicle valued at $18,000

         . The Company issued 1,394,000 shares of its common stock in exchange for a reduction in long-term debt of $692,000

         . The Company issued 200,000 shares of its common stock in exchange for a stock subscription receivable



During the nine months ended March 31, 1999:

         . The Company issued 2,525,833 shares of its restricted common stock to purchase investment art valued at $1,046,000,

         .        The  Company  prepaid  $50,000  in  advertising   expenses  in
                  exchange for art work.

         . The Company issued 17,222 shares of its restricted common stock in exchange for machinery and equipment

         . The Company financed $640,252 of machinery and equipment in exchange for a capital lease

--------------------------------------------------------------------------------

                                   GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                   (A Development Stage Company)

                      Condensed Consolidated Statement of Cash Flows (Unaudited)
                                                                       Continued

--------------------------------------------------------------------------------








                                                      Nine Months Ended            Cumulative
                                                          March 31,               Amounts Since
                                             -----------------------------------   Development
                                                    2000             1999             Stage
                                             ----------------------------------------------------


     Cash paid during the period for:

         Interest                            $           66,000   $       15,000   $      187,000
                                             ----------------------------------------------------

         Income taxes                        $              200   $          200   $          900
                                             ----------------------------------------------------





--------------------------------------------------------------------------------

                                   GROEN BROTHERS AVIATION, INC., AND SUBSIDIARY
                                                   (A Development Stage Company)
                            Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------



(1) The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and subsidiary and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2000 and the results of operations for the three and nine months ended March 31, 2000 and 1999 and cash flows for the nine months ended March 31, 2000 and 1999. The results of operations and cash flows for the nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.


(2) Loss per share is based on the weighted average number of shares outstanding at March 31, 2000 and 1999, and since development stage.



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

         During the third quarter of the current fiscal year, the Company continued its flight testing of the Hawk 4 (four seat) gyroplane at its Buckeye facility in Arizona. To date more than 280 sorties have been made in the Company's first Hawk 4 gyroplane. The Hawk 4 will be the Company's first FAA certified gyroplane. Certification of the Hawk 4, currently being performed and managed at the Company's Salt Lake City facility, began in March of 1998, and is expected to be completed in 2001.

         A second Hawk 4 is undergoing the installation of a Rolls-Royce turbine engine at Soloy Conversions in Olympia, Washington, and will be designated the Hawk 4T. The advantage of the Hawk 4T over the Hawk 4 will be a higher useful load, more horsepower, and the worldwide availability of kerosene fuels, such as Jet A, etc. The advantage of the Hawk 4, which employs a piston engine, is that it is priced lower than the turbine version. The Hawk 4 will likely operate mostly in western countries because it requires 100 octane low lead gasoline, which is not readily available in most of the developing world. Test flights on the Hawk 4T are scheduled to begin in June 2000.

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

         Groen Brothers Aviation is presently establishing a nationwide dealer network in major U.S. cities. GBA Authorized Dealers will be responsible for sales, service, maintenance, and flight training. To become a dealer, aircraft deposits are given to GBA based on a quota for each metropolitan statistical area. At present, the Company has received more than 145 down payment deposits from its dealers. The dealers in turn take deposits from customers as orders are received. Dealers will handle all sales, including government agencies and fleet sales, except military sales, which will be made directly by GBA. The Company has also signed up its first international dealer, GBA Gyroplanes of Costa Rica.

         The Company has attended many conventions to introduce its Hawk Gyroplane. These include the National Agricultural Aircraft Association (NAAA), the Aircraft Owners and Pilots Association (AOPA), the National Business Aircraft Association (NBAA), and the Experimental Aircraft Association (EAA). Manned by Company employees and GBA Authorized Dealers, the booth and displays were busy with visitors from across the U.S. and around the world.

         GBA has been approached by companies in more than a dozen foreign countries on five continents requesting to be dealers. The Company is having detailed discussions with several different foreign companies and governments at present, but has signed an agreement with only one country, China. China was the first foreign country to express an interest in the Hawk gyroplane. The Company has signed a conditional agreement with Shanghai Energy and Chemicals Corporation (SECC) for the purchase of 200 Hawk gyroplanes, with options on an additional 300 gyroplanes. The condition is that the Company first type certify the Hawk 4 with the FAA. Following certification, the gyroplane purchase contract calls for deliveries of the aircraft over a three year period, with the first payments contingent upon GBA qualifying its Hawk gyroplanes for flight in China.

         Results of Operations

         Comparing the three months ended March 31, 2000 to the same period ended March 31, 1999, revenues increased to $22,000 from $0 as a result of increased bank interest, general and administrative expenses increased to $773,000 compared to $324,000, and research and development expenses were $1,098,000 compared to $1,680,000. The Company continued to hire additional engineers, draftsmen, and outside consultants to accelerate the Hawk 4 program. During the three months ended March 31, 2000, the resulting losses were ($1,912,000) as compared to ($2,026,000) for the same period ended 1999.

         Comparing the nine months ended March 31, 2000 to the same period ended March 31, 1999, revenues increased to $142,000 from $4,000 as a result of increased bank interest, general and administrative expenses increased to $3,502,000 compared to $1,142,000, and research and development expenses increased to $3,409,000 compared to $3,117,000. The increase in research and development mostly reflects increased personnel costs and engineering costs associated with the accelerated Hawk 4 program. During the nine months ended March 31, 2000, the resulting losses increased to ($6,917,000) as compared to ($4,309,000) for the same period ended 1999.

         Liquidity and Capital Resources

         The Company's management expect that the long-term needs for capital will be met with equity/debt financing based upon: pre-sale of gyroplanes (taking of non-refundable down payments), the sale of equity, debt instruments and grant money. Short term financing will continue to come from the pre-sale of gyroplanes and the sale of restricted stock to accredited investors.

         The Company is presently applying for grants and loans from government entities, domestic and foreign, and is negotiating with private investors for equity financing to meet its business plan needs. Current working capital requirements are being obtained through the sale of the Company's restricted stock and from loans. During the nine months ended March 31, 2000 the Company had received $6,154,000 from the private sale of stock to accredited investors.

         Year 2000

         The Company's computer system and software are warranted by the vendor to be Y2K compliant. There does not appear to be any material internal issues at this time.

         The  Company  has  communicated   with  its  primary  vendors  and  has
determined that all are Y2K compliant.

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

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


Date: May 15, 2000                                     GROEN BROTHERS
                                                       AVIATION, INC.



                                                   By: _________________________
                                                      David L. Groen, President
the three month period ended March 31, 2000, compared to the same period in 1999. During the three months ended March 31, 2000, general and administrative expenses increased to $777,000 compared with $324,000 for the same period ended 1999. During the three months ended March 31, 2000, research and development expenses were $1,046,000 compared with $1,679,825 for the same period ended 1999. The Company continued to hire additional engineers, draftsmen, and outside consultants to accelerate the Hawk 4 program. During the three months ended
March 31, 2000, the resulting losses were ($1,864,000) as compared to ($2,026,000) for the same period ended 1999.

         As a result of increased bank interest, revenues increased to $142,000 from $4,000 during the nine month period ended March 31, 2000, compared to the same period in 1999. During the nine months ended March 31, 2000, general and administrative expenses amounted to $3,504,000, an increase from $1,141,000. During the nine months ended March 31, 2000, research and development costs increased to $3,357,000 from $3,117,000 for the similar period ended 1999. The increase mostly reflects increased personnel costs and engineering costs associated with the accelerated Hawk 4 program. The resulting losses increased to ($6,867,000) from ($4,308,000) for the nine month periods under comparison.

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

         The Company is presently applying for grants and loans from government entities, domestic and foreign, and is negotiating with private investors for equity financing to meet its business plan needs. Current working capital requirements are being obtained through the sale of the Company's restricted stock and from loans. During the nine months ended March 31, 2000 the Company had received $6,104,000 from the private sale of stock to accredited investors.