Form 10KSB
period 2000-06-30
GROEN BROTHERS AVIATION INC /UT/
filed 2000-10-06
CIK 870743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                 Annual Report Pursuant to Section 15(d) of the
                         Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 2000
                         Commission File Number 0-18958

                          Groen Brothers Aviation, Inc.
                        --------------------------------
             (Exact name of Registrant as specified in its charter)


          Utah                                         87-0376766
-------------------------------           -------------------------------------
(State or other jurisdiction of           I.R.S. Employer Identification Number
Incorporation or organization)

          2640 W. California Ave. Ste A, Salt Lake City, UT 84104-4593
          ------------------------------------------------------------
                    (Address of principal executive offices)

Company's telephone number, including area code:  (801) 973-0177

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock (No Par Value)
                     --------------------------------------
                                (Title of Class)

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

         As of June 30, 2000, the Registrant had outstanding 72,445,064 shares of common stock, no par value per share, which is the Registrant's only class of common stock.

                    Documents Incorporated by Reference: None

Note:  Exhibit index required by item 601 of Regulation S-K appears on page 11.

                                     PART I
                                     ------

Item 1.     Business
--------------------

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

         The Company, through its now wholly-owned subsidiary, Sego Tool, Inc., is developing for manufacture the Hawk Gyroplane. The Company's only operations are through its wholly-owned subsidiary. Hereafter, "the Company" will refer to the operations of Groen Brothers Aviation, Inc. (GBA) and its wholly-owned subsidiary, Sego Tool, Inc.

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

         When the Hawk 1 successfully flew in December 1992, the Groen Brothers had moved much closer toward achieving their ultimate goals and objectives. The development of the Hawk 2 followed, and in February 1997, their third prototype achieved a vertical takeoff at a world record breaking density altitude for gyroplanes. Today, after having spent more than fourteen years bringing their idea to fruition, enthusiasm for the GBA Hawk within the aviation community runs high. The Company has experienced significant interest from law enforcement agencies, commercial flying entities, and individuals in the U.S. and abroad, which has helped position the Company to attract the investment needed to accelerate the current transition into production.

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

         The single attraction of helicopters over gyroplanes is their ability to hover, which is necessary in some situations such as sea rescue or sling-load work. Even so, the percentage of today's helicopter market that requires hovering is rather small, perhaps no more than 10 percent. In air surveillance and point-to-point flying, the inability to hover is not a disadvantage, because the Hawk can take off and land vertically without having to hover. Helicopters at low altitude, out of ground effect, avoid hovering whenever possible. It is too dangerous. In a low level surveillance roll, such as law enforcement, border patrol, traffic control, etc., proper procedure for all rotorcraft is to circle in a slow orbit, something the Hawk can do efficiently and safely.

         Gyroplanes in flight, being in constant autorotation, are much safer in low and slow flight than helicopters and airplanes. If power fails in a gyroplane, the autorotation continues and the aircraft can be guided softly to the ground from any altitude. When power fails in a helicopter, the pilot must convert from powered flight to autorotative flight to keep the rotor blades turning. This is an unforgiving process, requiring split second reaction by the pilot, and requiring a minimum altitude and/or airspeed. If a helicopter is too low and too slow during a power failure, a condition shown on graphs in the helicopter's flight manual (known as the "dead man's curve"), the pilot cannot avoid a crash landing. Airplanes flying low and slow risk a stall/spin crash, which cannot happen in a gyroplane.

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

         Large aviation companies capable of developing and bringing a commercial-sized gyroplane to market, such as Boeing and Bell, have had tunnel vision regarding the helicopter, mainly because of lucrative military contracts. The civilian side of helicopter production has not been highly profitable. Yet there is no doubt that major aviation companies understand the commercial potential of vertical takeoff and landing (VTOL) as evidenced by their continuing investment into the development of aircraft targeted for the civilian market, including a civilian tilt-rotor. Over the years the helicopter companies have committed large capital outlays toward improving the helicopter, are now developing tilt-rotor technology, and until GBA's gyroplanes are flying in large numbers, are not likely to pursue a product type that competes with their current product lines. In addition, under a climate of reduced military sales, the helicopter companies have much less discretionary budget for research and development.


GBA Hawk Series

         GBA is now in the process of developing for manufacture two basic models of high performance gyroplanes, the Hawk 4 (four seat) and Hawk 6 (six seat). A Hawk 8 (eight seat) is planned to follow. The Hawk series is being designed and built to conform to FAA regulations for rotorcraft (FAR Part 27). The primary technical difference between the Hawk and the gyroplanes that came before it, is that the Hawk has an infinitely variable collective pitch control (collective pitch is the blade's angle of attack to the relative wind) that can be operated between two extreme settings. This means that during flight, by moving a collective pitch control lever, the pilot can change, in varying degrees, the pitch of the rotor blades collectively (both at the same time and in equal amounts). The ideal amount of pitch needed to fly at a given airspeed and given operational weight can differ slightly under changing conditions. The patented Hawk rotor head allows the pilot to optimize the rotor blade pitch to the existing conditions (minimize drag and maximize lift). The variable pitch rotor makes possible a smoothly controlled vertical takeoff and landing. Early vertical takeoff gyroplanes employed a two-position pitch control rotor head that was pre-rotated at flat pitch and then released suddenly into fixed pitch for flying. This produced a vertical takeoff, but it was a rather startling "jump," with no control over the amount of pitch in the rotor nor the rate at which the pitch was increased.

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

         The Hawk 4, with its variable pitch rotor, is capable of a smoothly controlled vertical takeoff using a prerotation technique. The Hawk 4's Rolls-Royce Model 450 Series 450 shp gas turbine engine provides prerotation power and thrust following liftoff. The main powerplants for both the Hawk 6 and Hawk 8 will be jet turboprops. Although turbine engines, compared to piston engines, are expensive, the cost per passenger-mile of the Hawk series should remain a fraction of a comparable helicopter.

         Vertical landing is normally a power-off, steep approach to the landing site, followed by a slight pull back on the cyclic control stick and an increase in collective pitch. With high inertia rotor blades, there is a built-in safety margin during landing. A flare on final approach, started too high, can be corrected by adding more pitch than normal, which lets the Hawk settle softly to the landing pad. Short rolling takeoffs and landings are also possible with the GBA gyroplanes, which all have wheeled landing gear instead of skids.


FAA Type Certificate

         Type certification is the process that conforms the Hawk Gyroplane engineering and flight characteristics to FAA requirements. The type certification process legally enables a U.S. manufacturer to mass-produce its aircraft "type," insuring that each gryoplane that flies away from Groen Brothers' factory meets identical safety and performance requirements. The regulations governing an FAA Type Certificate for the Hawk Gyroplane are contained in Federal Aviation Rules (FAR) Part 27, which regulates certification of helicopters and gyroplanes. The FARs require the manufacturer to provide drawings and engineering data for every component of the aircraft. The engineering data must show precisely what stresses will be imposed on the component during its operational life. Its capabilities must exceed these stresses by a minimum of 50 percent. The Hawk is designed with even greater margins of safety when weight is not a penalty. The quality of each component must also be shown to be repeatable during the manufacturing process, and when GBA buys a part from another manufacturer, the part must also be certified by GBA, or under a specific "Technical Standard Order (TSO)" by the FAA.

         GBA's FAA certification plan is a detailed description of the method GBA is using to prove compliance with the FARs. The Company employs FAA
Designated Engineering Representatives (DERs - approve the engineering and drawings) and FAA Designated Airworthiness Representatives (DARs - ensure
conformity  to  the  approved  engineering).   Our  DERs  and  DARs  are  highly
experienced in rotorcraft design and certification and, in effect, approve our work as though they were the FAA. Type certifying the Hawk series gyroplanes with the FAA is a tedious and expensive process, but once achieved, in addition to guaranteeing a high standard of quality, becomes a significant barrier to competition. A Type Certificate is the permanent property of the manufacturer, and is the core of an aircraft manufacturer's business assets.

         GBA held its Pre-Type Certificate Board Meeting, on March 3, 1998, and at that meeting submitted to the FAA its formal application for the Type Certificate on the Hawk 4 Gyroplane. An esteemed gathering of aviation experts met to conduct the Pre-Type Certificate Board Meeting at the Salt Lake City headquarters of Groen Brothers Aviation. The FAA board members came from several regional directorates, making up the highly competent government team necessary to type certify Groen Brothers' 21st century version of the gryoplane. Also attending were representatives of Continental Motors, ATI and Simula, as well as a host of FAA DERs and FAA DARs (consulting specialists approved by the FAA for this work). The meeting is historically important because GBA has added new technology and capability to a form of flight that has had no commercial significance for more than half a century.

         Never has a gyroplane, or helicopter, had to meet such stringent government regulations. An example of the new regulatory climate is the seat in the Hawk 4, which is being supplied by Simula Inc., an Arizona-based company. Simula has developed the seat technology for a pilot or passenger to survive a vertical impact of thirty Gs. Although the gyroplane is a simple and safe form of rotorcraft, it is the history of the helicopter that led to this FAA requirement for all new rotorcraft. Modern government requirements have spawned other specialized aircraft parts manufacturers, including rotor blade, landing gear, wheel and brake, etc. GBA is relying heavily on FAA certified suppliers for these parts, because it reduces the time and cost of type certification.

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

         The manufacturing plan includes a transition period during which GBA is currently assembling the first Hawk 4s in its Salt Lake City facility. A larger manufacturing plant will be planned. The Company has developed a family of FAA certified suppliers for subcontracting the cutting, machining and forming of metal and composite components, and the purchasing of off-the-shelf components, such as wheels, instruments, avionics, switches, etc. Purchased parts and materials are scheduled to optimize quantity and timing of deliveries. The need to have readily available spare parts to meet the requirements of service to customers, as well as to replace parts scrapped in manufacturing, dictates the maintenance of parts inventories at levels that satisfy delivery of finished product requirements. Close coordination with suppliers, engineering, marketing and sales is necessary and is taken into account in each department's long-range plan. Procedural manuals have been developed for requisitioning, purchasing, materials control, store keeping, parts lists, raw materials controls and accounting.

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

Government and Commercial Aviation

         The market for the Hawk is large and varied. The world has become dependent upon helicopters where runways are not available or if slow flight is required. The Company believes the Hawk is a low cost alternative, which can perform competitively with helicopters and airplanes in many roles including the following:

 1. Law enforcement (police, sheriff, border patrol, customs, and drug interdiction).
 2. Public service organizations (fire patrol, medical transport, wildlife and land management).
 3. Military (courier, armed surveillance, VIP transport, forward artillery control, ground attack, unmanned aerial vehicle).
 4. Commercial (oil, gas, and power line patrol and inspection, land survey, aerial photography, crop spraying, herd management, air taxi service, corporate transport, and flight training).
 5.      Private (commuting, sport flying, training).


Dealer Network

         Groen Brothers Aviation is presently establishing Authorized Dealers in major cities across the United States and Canada. GBA Dealers will be responsible for sales, service, maintenance, and flight training. To become a dealer, aircraft deposits are given to GBA based on a quota for each metropolitan statistical area. At present, the Company has received 148 down payment deposits from its dealers and private individuals. The dealers in turn take deposits from customers as orders are received. Dealers will handle all sales, including government agencies and fleet sales, except for military sales, which will be made directly by GBA.

         During the past ten years of developing the Hawk Gyroplane, GBA has received sales inquiries from thousands of potential customers, domestic and foreign. In addition to establishing a USA dealer network, the Company is now in discussion with several overseas companies about foreign dealerships. In support of all this, the Company has established its own internet site with two addresses, www.groenbros.com and www.gbagyros.com. Each GBA Dealer will be linked to the main GBA web site as well as having their own internet site. The Company also makes available collateral printed materials and videos of the Hawk Gyroplane.

         The Company introduced the Hawk 4 Gyroplane at the world's largest air show, AirVenture '99 in Oshkosh, Wisconsin the last week of July 1999. The Company's booth and outside display were busy with visitors from across the U.S. and around the world. GBA dealers were also at the show. At the AirVenture 2000 show in July 2000, the Company flew its Rolls-Royce turbine-powered Hawk 4 Gyroplane.

Export Sales

         GBA has been approached by companies in more than a dozen foreign countries on five continents requesting to be dealers. At present, the Company is having detailed discussions with several different foreign companies and governments. GBA has appointed to the position of International Sales Manager, an individual who is a specialist in selling rotor-wing aircraft in the international market. This sales professional has decades of successful international sales experience with a major helicopter manufacturer and begins full time employment with GBA in September 2000.

Patents

         GBA presently owns three U.S. patents and several international patents which relate to collective pitch and flight controls. The important element of these patents is collective pitch control on a semi-rigid, teetering rotor head for gyroplanes. This is different from similar sounding claims for helicopters as this concept has never before been applied to gyroplanes. The patent claims are written very broadly, which makes it difficult to design around them, and the patent process is ongoing. The Company adds claims as improvements are made to the rotor head, which extends the patent life. GBA's patent opportunity existed because of a fifty-year hiatus in development in gyroplane technology. The Company has filed for patent protection in nearly every country in the world containing aircraft manufacturing capability of any significance and with which the U.S. has reciprocal agreements on intellectual property. GBA's patents are filed in Japan, Korea, Canada, and Brazil. In addition to the three U.S. patents, GBA has been awarded international patents in Australia, the EU, Belgium, France, Germany, Italy, Netherlands, Portugal, Spain, Switzerland, and the United Kingdom.

Item 2.     Properties
----------------------

         The Company leases its Salt Lake City, Utah facility of approximately 25,000 square feet, within which it is assembling the Hawk 4, and designing the follow-on models. This interim development/manufacturing facility is located at 2640 W. California Avenue, Suite A, Salt Lake City, UT 84104-4593. In addition, the Company leases a flight facility in Buckeye Airport, Arizona, of approximately 12,000 square feet.

Item 3.     Legal Proceedings
-----------------------------

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

Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

         At the Annual Meeting of Shareholders, May 20, 2000, the shareholders voted on and approved the following items:

1. Election of David L. Groen, H. Jay Groen, and James P. Mayfield III as directors to hold office until the 2001 Annual Meeting of Shareholders or until their successors shall have been duly elected and qualified.
2. Ratify the Board of Directors' appointment of Tanner + Co., Certified Public Accountants, as independent auditors to the Company for its fiscal year ended June 30, 2001.
3. Approve Amended and Restated Articles of Incorporation, that include an increase in the number of authorized shares of the Company and a limitation on the liability of directors pursuant to Section 841 of the Utah Revised Business Corporations Act, as amended (the "Revised Act").
4.       Approve  th   number of shares  under the  Company's  2000 Stock Optio
         Plan.
5. Approve a voting process whereby shareholders can approve an action, without holding a meeting, if a written consent setting forth the action is signed by a majority of the shareholders pursuant to Section

         704 of the Revised Act (or such greater vote as may be required).


Item 5.     Market for the Registrant's Common Stock and
--------------------------------------------------------
            Related Security Holder Matters
            -------------------------------

         The Company's common stock, no par value, traded Over The Counter, is listed on the OTC Bulletin Board as GNBA. No cash dividends have been paid for the past four quarters.

             Quarterly Common Stock Bid Price Ranges (Calendar Year)

                           Year             Quarter           High           Low
                           ----             -------           ----           ---
                           1997             1st               1.88          1.25
                                            2nd               1.69           .94
                                            3rd               1.38          1.00
                                            4th               1.31           .50
                           1998             1st                .75           .41
                                            2nd               1.09           .35
                                            3rd                .72           .53
                                            4th                .81           .47
                           1999             1st                .78           .47
                                            2nd               1.68           .59
                                            3rd               2.63          1.06
                                            4th               1.31           .81
                           2000             1st               1.56           .75
                                            2nd               1.56          1.03

         The number of shareholders of record for the Company's common stock as of June 30, 2000, were 1,202, and the number of shares issued and outstanding were 72,445,064.

Item 6.     Management's Discussion and Analysis of Financial
-------------------------------------------------------------
            Condition and Results of Operations
            -----------------------------------

Results of Operations

         Revenue

         During 2000, total revenues increased to $126,000, compared to $4,000 in 1999. This was due to an increase in interest income. The majority of Company revenue in 2000 and 1999 consisted of interest income.

         Costs and Expenses

         During 2000, research and development costs increased to $6,451,000, compared to $6,140,000 in 1999, a 5 percent increase. That increase took place across the board as the number of employees and consultants increased, and tooling and equipment costs went up by a corresponding multiple in preparation for production of the Hawk 4.

         General and administrative costs in 2000 increased to $2,272,000, compared to $2,079,000 in 1999, an increase of 9 percent. The increase was in support of the continuing FAA certification process and an increase in personnel.

         Net Earnings

         During 2000 and 1999 the Company continued to record losses as it conducted flight tests, built new models, and made the transition toward full marketing and manufacturing of the Hawk Gyroplane series.

         Liquidity and Capital Resources

         The Company estimates that capital requirements will continue at the present pace over the next year. The Company is now making the transition into manufacture of the Hawk 4. The actual schedule of the planned expansion ultimately depends upon the Company's ability to attract capital.

         Over the past three years the Company has raised $14.7 million for operations through the sale of equity, of which $7.4 million was raised during the past fiscal year. In the past the Company has been successful in raising capital as needed. During the next fiscal year the Company will need to raise approximately $9 million for operations at its current development level. There can be no guarantee or assurance that the Company will be successful in its ability to raise capital at favorable rates or at all.

         Sales of gyroplanes, which began in 1999, are providing an additional source of capital in the form of cash from down payments. It is common practice in the aircraft industry to take down payments to establish delivery positions on new aircraft which may not be delivered for two years or more. High capital costs and the lack of competition resulting from strict FAA regulation are responsible for this practice.

         Management does not anticipate that revenues or expenses will be materially affected by inflation over the next twelve months.

Item 7.     Financial Statements
--------------------------------
                                                                      Page
                                                                      ----

         Index to Consolidated Financial Statements

         Independent auditors' report of Tanner + Co.                 F-1

         Financial statements:

              Consolidated balance sheet, June, 30, 2000.             F-2

              Consolidated  statement of operations for
              the two years ended June 30, 2000 and 1999,
              and cumulative amounts.                                 F-3

              Consolidated  statement of stockholder's
              deficit for the two years ended June 30,
              2000 and 1999, and cumulative amounts.                  F-4

              Consolidated  statement of cash flows for
              the two years ended June 30, 2000 and 1999,
              and cumulative amounts.                                 F-7

              Notes to consolidated financial statements.             F-8





Groen Brothers Aviation
Consolidated Financial Statements
June 30, 2000




                                                                   GROEN BROTHERS AVIATION, INC.
                                                                   (A Development Stage Company)

                                                      Index to Consolidated Financial Statements

------------------------------------------------------------------------------------------------



                                                                                            Page
                                                                                            ----


Independent auditors' report                                                                F-1


Consolidated balance sheet                                                                  F-2


Consolidated statement of operations                                                        F-3


Consolidated statement of stockholders' deficit                                             F-4


Consolidated statement of cash flows                                                        F-7


Notes to consolidated financial statements.                                                 F-8


------------------------------------------------------------------------------------------------

                                                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Groen Brothers Aviation, Inc.

We have audited the accompanying consolidated balance sheet of Groen Brothers Aviation, Inc., (the Company), a development stage company, as of June 30, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years ended June 30, 2000 and cumulative amounts since July 1, 1993 (date of commencement of development stage). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Groen Brothers Aviation, Inc., as of June 30, 2000, and the results of their operations and their cash flows for the two years ended June 30, 2000, and cumulative amounts since July 1, 1993 (date of commencement of development stage), in conformity with generally accepted accounting principles.

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



Salt Lake City, Utah
August 11, 2000 except for note 15, which is dated September 26, 2000




                                                                              GROEN BROTHERS AVIATION, INC.
                                                                              (A Development Stage Company)

                                                                                 Consolidated Balance Sheet

                                                                                              June 30, 2000
-----------------------------------------------------------------------------------------------------------



              Assets
              ------

Current assets:
     Cash                                                                               $          174,000
     Related party receivables                                                                     119,000
     Prepaid expenses                                                                               56,000
                                                                                        ------------------

                  Current assets                                                                   349,000

Investment art held for sale                                                                     1,090,000
Property and equipment, net                                                                        964,000
                                                                                        ------------------

                  Total assets                                                          $        2,403,000
                                                                                        ------------------

----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Deficit
              -------------------------------------

Current liabilities:
     Accounts payable                                                                   $          489,000
     Accrued expenses                                                                            1,681,000
     Related party notes payable                                                                   450,000
     Current portion of long-term debt                                                             590,000
                                                                                        ------------------

                  Total current liabilities                                                      3,210,000

Long-term debt                                                                                     733,000
Deposits                                                                                         2,654,000
                                                                                        ------------------

                  Total liabilities                                                              6,597,000
                                                                                        ------------------

Commitments and contingencies                                                                            -

Stockholders' deficit:
     Preferred stock, no par value, 200,000,000 shares
       authorized; no shares outstanding                                                                 -
     Common stock, no par value, 200,000,000 shares
       authorized; 72,445,064 shares issued and outstanding                                     21,991,000
     Accumulated deficit                                                                       (26,185,000)
                                                                                        ------------------

                  Total stockholders' deficit                                                   (4,194,000)
                                                                                        ------------------

                  Total liabilities and stockholders' deficit                           $        2,403,000
                                                                                        ------------------

-----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
                                                                                                       F-2



                                                                             GROEN BROTHERS AVIATION, INC.
                                                                             (A Development Stage Company)

                                                                      Consolidated Statement of Operations

                                                               Years Ended June 30, and Cumulative Amounts
----------------------------------------------------------------------------------------------------------




                                                                                            Cumulative
                                                           2000              1999            Amounts
                                                    ------------------------------------------------------

Revenues-
     interest and other                             $          126,000   $         4,000   $      166,000
                                                    ------------------------------------------------------

Costs and expenses:
     Research and development                                6,451,000         6,140,000       15,803,000
     General and administrative expenses                     2,272,000         2,079,000        7,909,000
     Interest expense                                          199,000           124,000          771,000
                                                    ------------------------------------------------------

                  Total costs and expenses                   8,922,000         8,343,000       24,483,000
                                                    ------------------------------------------------------

         Net loss before income taxes                       (8,796,000)       (8,339,000)     (24,317,000)

Provision for income taxes                                           -                 -                -
                                                    ------------------------------------------------------

                  Net loss                          $       (8,796,000)  $    (8,339,000)  $  (24,317,000)
                                                    ------------------------------------------------------

Net loss per share - basic and diluted              $             (.13)  $          (.17)  $         (.54)
                                                    ------------------------------------------------------

Weighted average common and common
  equivalent shares - basic and diluted                     70,186,000        50,471,000       44,742,000
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



                                                                                        GROEN BROTHERS AVIATION, INC.
                                                                                        (A Development Stage Company)

                                                                      Consolidated Statement of Stockholders' Deficit

                                                            Years Ended June 30, 2000 and 1999 and Cumulative Amounts
---------------------------------------------------------------------------------------------------------------------






                                     Preferred Stock             Common Stock
                                 ---------------------------------------------------     Accumulated
                                    Shares      Amount      Shares         Amount          Deficit            Total
                                 -------------------------------------------------------------------------------------

Balance, July 1, 1993                   -    $      -    27,153,509   $   1,074,000    $  (1,868,000)   $    (794,000)

Issuance of common stock for:
  Cash                                  -           -     1,083,611         280,000                -          280,000
  Collateral on a loan                  -           -     4,000,000               -                -                -
  Commissions                           -           -        40,857          10,000                -           10,000
  Debt                                  -           -       172,222          30,000                -           30,000
  Services                              -           -        63,185          15,000                -           15,000

Cancellation of shares previously
  issued                                -           -       (50,000)              -                -                -

Issuance of stock options at 50%
  of bid at option date                 -           -             -          10,000                -           10,000

Net loss                                -           -             -               -         (480,000)        (480,000)
                                 ------------------------------------------------------------------------------------

Balance, June 30, 1994                  -           -    32,463,384       1,419,000       (2,348,000)        (929,000)

Issuance of common stock for:
  Assets                                -           -         2,286           1,000                -            1,000
  Cash                                  -           -     1,028,923         432,000                -          432,000
  Commissions                           -           -        18,546           9,000                -            9,000
  Debt                                  -           -       487,027          55,000                -           55,000
  Services                              -           -       138,860          61,000                -           61,000

Net loss                                -           -             -               -         (710,000)        (710,000)
                                 ------------------------------------------------------------------------------------

Balance, June 30, 1995                  -           -    34,139,026       1,977,000       (3,058,000)      (1,081,000)

Issuance of common stock for:
  Assets                                -           -       100,000          51,000                -           51,000
  Cash                                  -           -     1,669,404         547,000                -          547,000
  Commissions                           -           -       124,719          41,000                -           41,000
  Debt                                  -           -        10,000           2,000                -            2,000
  Services                              -           -       686,708         168,000                -          168,000

Net loss                                -           -             -               -       (1,046,000)      (1,046,000)
                                 ------------------------------------------------------------------------------------

Balance, June 30, 1996                  -           -    36,729,857       2,786,000       (4,104,000)      (1,318,000)



---------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
                                                                                                                  F-4



                                                                                        GROEN BROTHERS AVIATION, INC.
                                                                                        (A Development Stage Company)

                                                                      Consolidated Statement of Stockholders' Deficit

                                                                                                            Continued
---------------------------------------------------------------------------------------------------------------------






                                     Preferred Stock             Common Stock
                                 ---------------------------------------------------     Accumulated
                                    Shares      Amount      Shares         Amount          Deficit            Total
                                 -------------------------------------------------------------------------------------


Issuance of common stock for:
  Assets                                -           -     2,500,000    2,201,000                   -        2,201,000
  Cash                                  -           -     1,359,442    1,216,000                   -        1,216,000
  Commissions                           -           -        11,607       13,000                   -           13,000
  Debt                                  -           -       689,802      477,000                   -          477,000
  Services                              -           -       468,003      267,000                   -          267,000

Net loss                                -           -             -            -          (1,890,000)      (1,890,000)
                                 ------------------------------------------------------------------------------------

Balance, June 30, 1997                  -           -    41,758,711    6,960,000          (5,994,000)         966,000

Issuance of common stock for:
  Cash                                  -           -     1,613,622      803,000                   -          803,000
  Commission                            -           -       109,299       54,000                   -           54,000
  Services                              -           -        79,617       58,000                   -           58,000

Net loss                                -           -             -            -          (3,056,000)      (3,056,000)
                                 ------------------------------------------------------------------------------------

Balance, June 30, 1998                  -           -    43,561,000    7,875,000          (9,050,000)      (1,175,000)

Issuance of common stock for:
  Assets                                -           -     2,954,944    1,226,000                   -        1,226,000
  Cash                                  -           -     9,458,124    4,607,000                   -        4,607,000
  Commission                            -           -     1,574,216      686,000                   -          686,000
  Debt                                  -           -       194,935       74,000                   -           74,000
  Services                              -           -       101,333       41,000                   -           41,000

Issuance of common stock options for:
  Cash                                  -           -             -       50,000                   -           50,000
  Services                              -           -             -        4,000                   -            4,000

Net loss                                -           -             -            -          (8,339,000)      (8,339,000)
                                 ------------------------------------------------------------------------------------

Balance, June 30, 1999                  -           -    57,844,801   14,563,000         (17,389,000)      (2,826,000)



---------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                                                                                                  F-5



                                                                                        GROEN BROTHERS AVIATION, INC.
                                                                                        (A Development Stage Company)

                                                                      Consolidated Statement of Stockholders' Deficit

                                                                                                            Continued
---------------------------------------------------------------------------------------------------------------------






                                     Preferred Stock             Common Stock
                                 ---------------------------------------------------     Accumulated
                                    Shares      Amount      Shares         Amount          Deficit            Total
                                 -------------------------------------------------------------------------------------

Issuance of common stock for:
  Cash                                  -           -    12,776,233       6,686,000                -        6,686,000
  Investment art                        -           -       100,000          70,000                -           70,000
  Property and equipment                -           -        58,410          34,000                -           34,000
  Accounts payable                      -           -       303,883         147,000                -          147,000
  Accrued expenses                      -           -       212,734         177,000                -          177,000
  Long-term debt                        -           -     1,090,010         537,000                -          537,000
  Services                              -           -        15,146          16,000                -           16,000
  Interest expense                      -           -        43,847          31,000                -           31,000

Issuance of common stock options for:
  Cash                                  -           -             -           5,000                -            5,000
  Property and equipment                -           -             -          13,000                -           13,000
  Accounts payable                      -           -             -           7,000                -            7,000

Cancellation of stock options in
  exchange for deposits                 -           -             -        (295,000)                         (295,000)

Net loss                                -           -             -               -       (8,796,000)      (8,796,000)
                                 ------------------------------------------------------------------------------------

Balance, June 30, 2000           $      -    $      -    72,445,064   $  21,991,000    $ (26,185,000)   $  (4,194,000)
                                 ------------------------------------------------------------------------------------



---------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
                                                                                                                  F-6




                                                                             GROEN BROTHERS AVIATION, INC.
                                                                             (A Development Stage Company)

                                                                   Consolidated Statement of Cash Flows

                                                               Years Ended June 30, and Cumulative Amounts
----------------------------------------------------------------------------------------------------------



                                                                                            Cumulative
                                                            2000             1999            Amounts
                                                     -----------------------------------------------------


Cash flows from operating activities:
   Net loss                                          $    (8,796,000)    $    (8,339,000)  $   (24,317,000)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization expense                   331,000             191,000           829,000
     Common stock issued for services                         16,000             727,000         1,446,000
     Common stock issued for interest                         31,000                   -            31,000
     Stock options issued for services                             -               4,000            14,000
     Loss on disposal of assets                               18,000                   -            44,000
     (Increase) decrease in:
         Accounts receivable                                       -                   -                 -
         Prepaid expense                                     260,000            (156,000)           (6,000)
     Increase (decrease) in:
         Accounts payable                                   (971,000)          1,483,000           625,000
         Accrued liabilities                                 600,000             229,000         1,671,000
         Deposits                                          1,816,000              30,000         1,816,000
                                                     -----------------------------------------------------

              Net cash used in
              operating activities                        (6,695,000)         (5,831,000)      (17,847,000)
                                                     -----------------------------------------------------

Cash flows from investing activities:
   Purchase of property and equipment                       (403,000)           (339,000)         (977,000)
   Sale of property and equipment                             12,000                   -         2,212,000
   Increase in note receivable                               (94,000)            (24,000)         (124,000)
   Collections on notes receivable and advances                    -                   -             6,000
   Proceeds from art sale                                     37,000               2,000            39,000
                                                     -----------------------------------------------------

              Net cash (used in) provided by
              investing activities                          (448,000)           (361,000)        1,156,000
                                                     -----------------------------------------------------

Cash flows from financing activities:
   Proceeds from long-term debt                                    -           1,080,000         1,362,000
   Reduction of long-term debt                              (130,000)            (50,000)         (251,000)
   Increase in capital lease obligation                      339,000             887,000         1,226,000
   Reduction of capital  lease obligation                   (341,000)           (134,000)         (747,000)
   Proceeds from related party debt                          270,000                   -           759,000
   Reduction of related party debt                                 -                   -          (117,000)
   Proceeds from issuance of common stock                  6,686,000           4,607,000        14,572,000
   Proceeds from issuance of options                           5,000              50,000            55,000
                                                     -----------------------------------------------------

              Net cash provided by
              financing activities                         6,829,000           6,440,000        16,859,000
                                                     -----------------------------------------------------

              Net increase (decrease) in cash               (314,000)            248,000           168,000

Cash, beginning of period                                    488,000             240,000             6,000
                                                     -----------------------------------------------------

Cash, end of period                                  $       174,000     $       488,000   $       174,000
                                                     -----------------------------------------------------

----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
                                                                                                       F-7


                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements

                                                                   June 30, 2000
--------------------------------------------------------------------------------


1.   Organization           Organization
     and                    The  financial  statements  include  those  of Groen
     Summary of             Brothers  Aviation,   Inc.,  and  its  wholly  owned
     Significant            subsidiary  Sego  Tool,  Inc.  (the  Company).   The
     Accounting             primary  business  purpose  of  the  Company  is the
     Policies               manufacturing and marketing of the "gyroplane."


                            Development Stage Company
                            Effective July 1, 1993, the Company is considered a development stage Company as defined in SFAS No.7. The Company's development stage activities consists of the development and FAA certification of the Hawk Gyroplane. Sources of financing for these development stage activities have been primarily debt and equity financing. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.


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


--------------------------------------------------------------------------------
                                                                             F-8

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)


                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Organization           Property and Equipment
     and                    Property  and  equipment  are carried at cost,  less
     Summary of             accumulated  depreciation.  Depreciation is computed
     Significant            under an  accelerated  method based on the estimated
     Accounting             useful lives of the assets.  When assets are retired
     Policies               or  otherwise  disposed  of,  the cost  and  related
     Continued              accumulated   depreciation   are   removed  and  any
                            resulting gain or loss is recognized in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals and betterments are capitalized.


                            Investment Art Held For Resale
                            During the years ended June 30, 2000 and 1999, the Company acquired investment art which is held for resale. The Company carries the investment art at the lower of cost or market.

                            Deposits
                            Deposits consist of amounts received on aircraft in anticipation of full-scale production of the Company's gyroplane. The deposit guarantees the depositor a delivery sequence number and represents a percentage of the total purchase price.


                            Income Taxes
                            The Company accounts for its income taxes based on the provisions of SFAS No. 109 "Accounting for Income Taxes." The asset and liability method requires the recognition of deferred tax liability and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.


                            Revenue
                            Revenue consists primarily of interest, and is recognized when earned.


                            Loss Per Common and Common Equivalent Share
                            The computation of basic loss per common share is computed using the weighted average number of common shares outstanding during the period.


--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)


                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Organization           Loss  Per  Common  and  Common  Equivalent  Share  -
     and                    Continued
     Summary of             The  computation of diluted loss per common share is
     Significant            based  on the  weighted  average  number  of  shares
     Accounting             outstanding  during the  period  plus  common  stock
     Policies               equivalents  which would arise from the  exercise of
     Continued              stock  options and  warrants  outstanding  using the
                            treasury  stock method and the average  market price
                            per  share   during   the   period.   Common   stock
                            equivalents are not included in the diluted loss per share calculation when their effect is antidilutive.


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


                            Reclassifcation
                            Certain amounts in the financial statements for 1999 have been reclassified to conform with the current year presentation. A reclassification was made related to the change in the Company's common stock from a $.005 par value to a no par value.


2.   Going                  The  accompanying  financial  statements  have  been
     Concern                prepared  assuming that the Company will continue as
                            a going  concern.  Because  of  recurring  operating
                            losses,  the  excess  of  current  liabilities  over
                            current  assets,  the  stockholders'   deficit,  and
                            negative cash flows from  operations,  the Company's
                            ability to continue as a going  concern is dependent
                            on   attaining   future    profitable    operations,
                            restructuring   its  financing   arrangements,   and
                            obtaining additional outside financing. Management anticipates that the Company will be able to obtain additional financing sufficient to fund operations during the next fiscal year, however, there can be no assurance they will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)


                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



3.   Related Party          Related  party  receivables   consist  primarily  of
     Receivables            unsecured,  non-interest  bearing  receivables  from
                            officers/shareholders.   The   amounts  are  due  on
                            demand.


4.   Property               Property and equipment consists of the following:
     and
     Equipment              Aircraft                        $     88,000
                            Office equipment                     318,000
                            Shop equipment and tools             992,000
                            Furniture                             70,000
                            Leasehold improvements                54,000
                            Vehicles                              39,000
                            Computer equipment                   280,000
                                                            ------------
                                                               1,841,000

                            Less accumulated depreciation and
                              amortization                      (877,000)
                                                            ------------

                                                            $    964,000
                                                            ------------
--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)


                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



5.   Related
     Party Notes
     Payable

                            Related party notes payable is comprised of the following:


                            Unsecured note payable to an entity which is
                            owned by some of the members of senior
                            management.  The note bears interest at 12%
                            and is due on demand                     $   180,000

                            Unsecured note payable to a shareholder with
                            interest at 18%. The note is due on demand   250,000

                            Unsecured note payable to a shareholder with
                            interest at 12%.  The note is due on demand   20,000
                                                                     -----------

                                                                     $   450,000
                                                                     -----------




--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)


                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



6.   Long-Term              Long-term debt is comprised of the following:
     Debt
                            Unsecured notes payable to a local
                            governmental agency, including interest
                            at the prime rate plus 2% (9.5% at June 30,
                            2000).  After principal  amount is
                            paid,  monthly  installments  of 3% of
                            monthly gross revenues  are due until an
                            additional $150,000 is paid (see note 14).
                            At June 30, 2000, the notes are in default
                            and are due on demand. Subsequent to June
                            30, 2000,  this  obligation  was satisfied
                            (see note 15).                           $  150,000

                            Unsecured notes payable to a governmental
                            sponsored organization due in monthly
                            installments of 3% of gross monthly
                            revenues, including interest at prime rate
                            plus 2% (9.5% at June 30, 2000).            100,000

                            Unsecured note payable to a company with
                            interest at 15%, due on demand.              10,000

                            Capital lease obligations (see note 7)    1,063,000
                                                                     -----------

                                                                      1,323,000


                            Less current portion                       (590,000)
                                                                     -----------

                                                                     $  733,000
                                                                     -----------


--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)


                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




6.   Long-Term             Future maturities of long-term debt are as follows:
     Debt
     Continued             Years Ending June 30:                  Amount
                           ---------------------                  ------

                           2001                           $         590,000
                           2002                                     358,000
                           2003                                     247,000
                           2004                                      83,000
                           2005                                      45,000
                                                          -----------------

                                                          $       1,323,000
                                                          -----------------


7.   Capital                The   Company  has  entered   into   capital   lease
     Lease                  agreements with financial  institutions  for certain
     Obligations            property and  equipment.  The assets under lease are
                            secured by property and equipment and research and development components. Assets held under capital lease and included in property and equipment are as follows:


                            Shop equipment and tools      $         266,000
                            Accumulated amortization                (38,000)
                                                          -----------------

                                                          $         228,000
                                                          -----------------


                            Future minimum lease payments are as follows:

                            Years Ending June 30:                  Amount
                            ---------------------                  ------


                                  2001                    $         432,000
                                  2002                              421,000
                                  2003                              273,000
                                  2004                               93,000
                                  2005                               48,000
                                                          -----------------

                            Total minimum lease payments          1,267,000

                            Less amount representing
                              interest                             (204,000)
                                                          -----------------

                            Present value of minimum
                              lease payments              $       1,063,000
                                                          -----------------


--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)


                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



7.   Capital                The Company has entered into an  arrangement  with a
     Lease                  third  party in which the  person  has the option to
     Obligations            make the  payments on one of the  capital  leases on
     Continued              behalf  of  the   Company  in  a   dollar-for-dollar
                            exchange for stock valued at $.40 per share. At June
                            30, 2000, the number of shares under this option is approximately 887,500 shares, none of which have been exercised.


8.   Income                 The benefit for income taxes differs from the amount
     Taxes                  computed at the federal statutory rate as follows:

                                  Years Ended June 30,        Cumulative
                             -------------------------------
                                  2000            1999          Amounts
                             ----------------------------------------------

Income tax benefit at
  federal statutory rate     $     2,990,000  $    2,835,000  $   8,903,000
Change in valuation
  allowance                       (2,990,000)     (2,835,000)    (8,903,000)
                             ----------------------------------------------

                             $             -  $            -  $          -
                             ----------------------------------------------


                            Deferred tax assets (liabilities) are as follows:


                            Net operating loss carryforwards   $   8,903,000
                            Valuation allowance                   (8,903,000)
                                                               -------------

                                                               $          -
                                                               -------------


                            At June 30, 2000, the Company has net operating loss carryforwards available to offset future taxable income of approximately $26,185,000 which will begin to expire in 2006. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.


                            Due to uncertainties surrounding the utilization of the net operating loss carryforwards, a valuation allowance has been established to offset the deferred income tax asset resulting from such net operating loss carryforwards.


--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)


                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



9.   Related                Included in accrued  expenses is payroll  payable to
     Party                  officers/shareholders  totaling $952,000 and accrued
     Transactions           interest  of $122,000  related to the related  party
                            notes payable (see note 5).


                            The Company has certain receivables and payables to related parties (see notes 3 and 5).


10.  Supplemental           During the year ended June 30, 2000:
     Cash Flow
     Information            o The Company  issued 100,000 shares of common stock
                              in exchange for investment art valued at $70,000.

                            o The Company  issued  40,110 shares of common stock
                              and exchanged investment art valued at $80,000 for property and equipment of $96,000.

                            o The Company  acquired  property  and  equipment in
                              exchange for long-term debt of $152,000.

                            o The Company  issued  18,300 shares of common stock
                              in exchange for property and equipment valued at $18,000.

                            o The  Company  issued  1,393,893  shares  of common
                              stock to retire long-term debt of $537,000 and accounts payable of $147,000.

                            o The Company  issued stock  options in exchange for
                              property and equipment of $13,000.

                            o The  Company  recorded  deposits  of  $295,000  in
                              exchange for the cancellation of stock options.

                            o The Company  issued stock options in  satisfaction
                              of accounts payable of $7,000.

                            o The Company  issued 212,734 shares of common stock
                              in satisfaction of accrued expenses of $177,000.

                            o The Company  recorded  deposits in satisfaction of
                              long-term debt of $513,000.

--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)


                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



10.  Supplemental           During the year ended June 30, 1999:
     Cash Flow
     Information            o The Company  issued  common  stock in exchange for
     Continued                investment art valued at $1,201,000.

                            o The  Company  prepaid   advertising   expenses  in
                              exchange for investment art valued at $50,000.

                            o The Company  issued  common  stock in exchange for
                              property and equipment of $25,000.

                            o The Company  acquired  property  and  equipment in
                              exchange   for  capital   lease   obligations   of
                              $865,000.

                            o The Company  issued  common  stock in exchange for
                              debt of $74,000.

                            Actual amounts of cash paid for:


                                       Years Ended                Cumulative
                           -----------------------------------
                                 2000              1999            Amounts
                           -----------------------------------------------------

     Interest              $         168,000  $        19,000    $     289,000
                           -----------------------------------------------------

     Income taxes          $               -  $             -    $          -
                           -----------------------------------------------------



11.  Preferred              The Company has authorized preferred stock having no
     Stock                  par value. The rights, terms, and preferences are to
                            be set by the board of directors at such time as any shares are issued. As of June 30, 2000, no preferred stock had been issued.



--------------------------------------------------------------------------------
                                                                            F-17

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)


                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



12.  Stock                      A summary of the stock options are as follows:
     Options
     and Stock-
     Based
     Compensation
                                          Number             Range of
                                        of Options       Exercise Prices
                                    ---------------------------------------

Outstanding at July 1, 1998                   7,429,806      $   .09 - 2.00
     Granted                                  7,419,114          .35 - 2.00
     Exercised                               (1,021,889)         .23 -  .39
                                    ---------------------------------------
Outstanding at June 30, 1999                 13,827,031          .09 - 2.00
     Granted                                  1,128,176          .40 - 1.41
     Exercised                                 (184,236)         .22 -  .55
     Expired                                    (71,250)              (.40)
                                    ---------------------------------------
Outstanding at June 30, 2000                 14,699,721      $   .09 - 2.00
                                    ---------------------------------------

                            The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements for stock options granted to employees. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as indicated below:


                                   Years Ended June 30,          Cumulative
                            ---------------------------------------------------
                                  2000             1999            Amounts
                            ---------------------------------------------------

Net loss - as reported      $      (8,796,000) $     (8,339,000)  $ (24,317,000)
Net loss - pro forma        $      (8,910,000) $    (12,903,000)  $ (29,731,000)
Loss per share -
as reported                 $            (.13) $           (.17)  $        (.54)
Loss per share -
pro forma                   $            (.13) $           (.26)  $        (.66)
                            ---------------------------------------------------



--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)


                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




12.  Stock Options          The fair value of each option  granted is  estimated
     and Stock-             on the date of grant using the Black-Scholes  option
     Based                  pricing model with the following assumptions:
     Compensation
     Continued

                                                         June 30,
                                            -----------------------------------
                                                   2000             1999
                                            -----------------------------------

Expected dividend yield                     $           -      $             -
Expected stock price volatility                        150 %              152 %
Risk-free interest rate                                5.0 %              5.0 %
Expected life of options                           3 - 5 years     .5 - 5 years
                                            -----------------------------------


                            The weighted  average fair value of options  granted
                            during   2000  and   1999   was   $.87   and   $.62,
                            respectively.


                            The following table summarizes information about stock options outstanding at June 30, 2000:


                        Options Outstanding              Options Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                             Remaining    Weighted                   Weighted
   Range of                 Contractual    Average                   Average
   Exercise      Number        Life       Exercise      Number       Exercise
    Prices     Outstanding    (Years)       Price     Exercisable     Price
--------------------------------------------------------------------------------

$  .09 to  .22   5,102,500    3.04     $       .09    5,102,500     $        .09
   .25 to  .50   4,280,714    2.70             .42    4,280,714              .42
  1.00 to 2.00   5,316,507    2.75            1.21    5,316,507             1.21
--------------------------------------------------------------------------------

$  .09 to 2.00  14,699,721    2.84     $       .59   14,699,721     $        .59
--------------------------------------------------------------------------------


13.  Fair Value of          The Company's financial instruments consist of cash,
     Financial              receivables,   payables,   and  notes  payable.  The
     Instruments            carrying  amount of cash,  receivables  and payables
                            approximates  fair value  because of the  short-term
                            nature of these items. The aggregate carrying amount
                            of the notes payable  approximates fair value as the
                            individual   borrowings   bear  interest  at  market
                            interest rates.



--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)


                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



14.  Commitments            As part of the  conditions  in  obtaining  financing
                            from a local government agency, the Company has agreed to pay royalties to the agency. The royalties will be 3% of the monthly revenues until a total of $150,000 has been paid. No royalties have been earned or paid as of June 30, 2000. Subsequent to the year ended June 30, 2000, the Company satisfied the royalty obligation (see note 15).


                            In addition, in order to obtain financing from a government sponsored organization, the Company has agreed to assume a royalty agreement of a company related by common ownership, previously licensed with the autogyro technology. The terms of the agreement state that the Company must pay monthly royalties of 3% of its gross revenues up to a total of $149,000. No royalties have been earned or paid as of June 30, 2000.


                            The Company leases certain property and facilities under noncancellable operating leases. Future minimum rental payments required under these leases are as follows:


                            Year Ending June 30,               Amount
                            --------------------          -----------------

                                2001                      $         216,000
                                2002                                125,000
                                                          -----------------

                                                          $         341,000
                                                          -----------------



                            Rental expenses for noncancellable operating leases were $209,000 and $119,000 for the years ended June 30, 2000 and 1999, respectively.


                            The Company has entered into employment agreements with certain officers of the Company. The employment agreements can be terminated at any time. Upon termination, the Company retains all rights to the gyroplane and the relating technology and the officers have a covenant not to compete for a period of three years. Royalty payments of 1% of the gross sales price of the gyroplane are to be paid to the inventors who are also officers of the Company.



--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)


                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15.  Subsequent             On  September  26,  2000,   the  Company   satisfied
     Events                 obligations  to a government  agency in exchange for
                            investment art. The obligations consisted of a note payable of $150,000 (see note 6), related accrued interest of $123,000 and a royalty obligation of $150,000 (see note 14). The Company also satisfied accrued liabilities of $73,000 in exchange for investment art.


                            Also on September 26, 2000, the Company exchanged investment art of $20,000 for 44,861 shares of the Company's common stock.



--------------------------------------------------------------------------------
                                                                            F-21

Item 8.     Changes in and Disagreements with Accountants on
------------------------------------------------------------
            Accounting and Financial Disclosure
            -----------------------------------

         There has been no change of accountants or reporting disagreements on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure.

Item 9.     Directors and Executive Officers of the Registrant
--------------------------------------------------------------

         The following table contains the names and ages of all Directors; all positions and offices with the Registrant held by each such person.

         Name                          Age               Positions
         ----                          ---               ---------
         David L. Groen                49            Director and President
         H. Jay Groen                  56            Director
         James P. Mayfield             52            Director and Vice-President

Term of Office

         The terms of service of Messrs. Groen, and Mayfield as members of the Board of Directors continue until the next annual meeting of the stockholders. These persons' respective appointments were adopted, ratified and approved by the stockholders at a meeting for that purpose on May 20, 2000. With the exception of compliance with the duties of a director as set forth in the Articles of Incorporation or By-laws of the Registrant or in the provisions of the Utah Business Corporation Act, there are no arrangements or understandings pursuant to which any of the foregoing persons were selected to serve on the Board of Directors of the Registrant. Each of the foregoing persons consented to serve as a director of the Registrant prior to their designation and subsequent election as such.

Family Relationships

         H. Jay Groen and David L. Groen are brothers.

Background on Directors and Officers

         David Groen is President & CEO, Treasurer, and a Director of the Registrant. Immediately prior to forming Groen Brothers Aviation, David Groen was a founding partner and Chief Financial Officer (CFO) for Seagull Recycling Company. Previously, he has held numerous executive positions in the helicopter industry with Sales and Marketing, Safety Officer, Branch Manager, and Chief Pilot responsibilities. Having extensive military and commercial experience in helicopters, Mr. Groen has logged more than 7,000 hours in rotor-wing and fixed-wing aircraft. Mr. Groen received his Certificate of Graduation in 1970 from the U.S. Army Warrant Officer Flight Training School, was awarded Army Aviator Wings and promoted to the rank of Warrant Officer. As a combat helicopter pilot and Aircraft Commander in Vietnam, he flew hundreds of combat missions and was awarded the Air Medal and Bronze Star. He is qualified as a pilot in most American and French helicopters, and has attended Aerospatiale factory schools on the SA315B Lama and the SA316 and SA319 Alouette III helicopters. Over the years, Mr. Groen's numerous commercial helicopter missions have involved such work as EMS (emergency medical service hospital air ambulance), power line construction and patrol, topographical survey, USGS map making, forest fire fighting, long line seismic oil exploration, and wildcat on-shore and off-shore oil drilling operations. David Groen is co-author, along with his brother Jay, of a best selling novel entitled Huey.

         H. Jay Groen, Chairman, is a Director of the Registrant. Before joining GBA, Jay Groen co-founded Seagull Recycling Company, an organization that developed an original supply of secondary paper fiber for sale to domestic and Far East markets. Prior to this business venture, he was the President of China West, Inc., a Washington D.C. based organization representing U.S. firms in the Peoples Republic of China. In this role, Mr. Groen negotiated joint venture and trade agreements in such diverse industries as machine building, petroleum, coal, agriculture, light manufacturing, handicrafts, and forest products. Early in his career, Mr. Groen spent ten years as an Economist for the Central Intelligence Agency (CIA) doing original research on Asia, with a particular interest on the People's Republic of China. As part of his responsibilities with the CIA, Mr. Groen prepared written and oral briefs for the White House staff and members of Congress, and lectured at the National War College. Mr. Groen served in the U.S. Air Force as a Chinese Linguist in Vietnam and Asia, logging more than 100 combat missions. He is the co- author, along with his brother David, of a best selling book entitled Huey, a novel about the Vietnam War. Mr. Groen has also published several other writings including: 1) "The Sweet and Sour China Market", China Under Four Modernizations; and, 2) "Buying from China", U.S.-China Economic Relations: A reappraisal. Mr. Groen has an M.A. in Economics from Virginia Polytechnic Institute, a B.A. in Economics from the University of Utah and a Language Certificate in Mandarin Chinese from Yale University. A private pilot with a practical background in aeronautical design, Mr. Groen has added much innovation to the Hawk Gyroplane.

         James P.  Mayfield  III, is Vice  President,  Chief  Operating  Officer
(COO), Chief of Flight Operations, and a Director of the Registrant. James Mayfield, one of only a handful of individuals certified as a gyroplane pilot examiner by the FAA, brings to GBA more than 3,300 hours of flight time in gyroplanes. As GBA's Chief Test Pilot, Mr. Mayfield was recently honored by being inducted into "The Society of Experimental Test Pilots," an elite world-wide organization of only 1,800 pilots, whose distinguished membership include Chuck Yeager, Deke Slayton, Scott Crossfield and Jimmy Doolittle II. Mr. Mayfield has logged more than 14,900 total hours flight time that includes extensive experience test flying a wide range of aircraft. A career U.S. Marine Corps officer, Mr. Mayfield retired from the Marines in 1989 following nearly 25 years of distinguished service. His last tour of duty was in the Operations Department at Camp Pendleton, California, responsible for the safety and security of Special Weapons in the Pacific region. With a staff of 400 people reporting to him, he was responsible for training, outfitting, and evaluating the First Marine Division (30,000 Marines) in Special Weapons employment and defense. Mr. Mayfield has two baccalaureate degrees, psychology and sociology, bestowed by the University of New York.


Item 10.  Executive Compensation
--------------------------------

         No director or executive officer of the Registrant received cash compensation in excess of $100,000 during the past fiscal year. Jay Groen and David Groen each holds options of 2,475,000 shares at $.09 per share to be purchased by 2003, each holds options of 25,000 shares at $.50 per share to be purchased by 2003, and each holds options of 2,000,000 at $1.00 per share to be purchased by 2003. Jim Mayfield holds options of 500,000 shares at $.50 per share to be purchased by 2003, and options of 525,000 shares at $.50 per share to be purchased by 2004. JoRene Bishop holds options of 10,000 shares at $.50 to be purchased by 2004.

Item 11.  Security Ownership of Certain Beneficial Owners and
-------------------------------------------------------------
          Management
          ----------

         The following shows the shares of common stock owned as of June 30, 2000, by all the Directors and Officers individually and as a group. No individual investors, other than those shown, own more than five percent of the outstanding common stock. Each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name  and  Address                         Amount of                  Percent
of Beneficial Owner                        Ownership                  of Class
-------------------                        ---------                  --------

David Groen, President                    9,942,184                    13.72
2640 California Avenue
Salt Lake City, UT 84104

Jay Groen, Director                       5,623,791                     7.76
2640 California Avenue
Salt Lake City, UT 84104

James P. Mayfield, Vice President            70,760                     0.01
2640 W. California Avenue
Salt Lake City, UT 84104

JoRene Bishop, Secretary                    209,731                     0.29
2640 W. California Avenue
Salt Lake City, UT 84104

All Officers and Directors               15,846,466                    21.87

Lyle Campbell                             4,425,660                     6.11
c/o Chapman & Cuttler
111 W. Monroe Street
Chicago, IL 60603

         The above does not include options by David Groen, Jay Groen, Jim Mayfield, and JoRene Bishop to purchase 4,500,000 shares, 4,500,000 shares, 1,025,000, and 10,000 shares respectively. If such shares were purchased, their ownership would equal 17.51 percent, 12.27 percent, 1.33 percent, and 0.27 percent respectively.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The Company owes $180,000, plus accrued interest, to a company owned by Directors Jay and David Groen.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a) (1) The following financial statements are included in Part II: Report of Independent Certified Public Accountants

                                                                          Page
                                                                          ----

         Independent auditors' report of Tanner + Co.                     F-1

         Financial statements:

              Consolidated balance sheet, June 30, 2000.                  F-2

              Consolidated  statement of operations for
              the two years ended June 30, 2000and 1999,
              and cumulative amounts.                                     F-3

              Consolidated  statement of stockholder's
              equity (deficit) for the two years ended
              June 30, 2000 and 1999, and cumulative amounts.             F-4

              Consolidated  statement of cash flows for
              the two years ended June 30, 2000 and 1999,
              and cumulative amounts.                                     F-7

              Notes to consolidated financial statements.                 F-8

                                   Signatures
                                   ----------

         Pursuant to the requirements of Section or 15 (d) of the Securities Exchange Act of 1934, Groen Brothers Aviation, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                          Groen Brothers Aviation, Inc.



          /s/David L. Groen                          Date:     October 5, 2000
         -------------------------                   -------------------------
         David L. Groen, President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


          /s/H. Jay Groen                            Date:     October 5, 2000
         -------------------------                   ---------------------------
         H. Jay Groen, Director


          /s/David L. Groen                          Date:     October 5, 2000
         -------------------------                   ---------------------------
         David L. Groen, Director


          /s/James P. Mayfield                       Date:     October 5, 2000
         -------------------------                   ---------------------------
         James P. Mayfield, Director