Form 10QSB
period 2000-09-30
GROEN BROTHERS AVIATION INC /UT/
filed 2000-11-14
CIK 870743

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000



                          Commission file number 018958

                          GROEN BROTHERS AVIATION, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Utah                                          87-0376766
------------------------------------------                    -----------------
State of other jurisdiction of                                 I.R.S. Employer
Incorporation or organization                                 Identification No.

2640 W. California Ave., Suite A
Salt Lake City, Utah                                              84104
------------------------------------------------                ---------
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
Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                              Outstanding at
                     Class                                  September 30, 2000
-----------------------------------------------           ----------------------
Common Stock, No Par Value                                      73,715,688

                   Page 1 of 13 consecutively numbered pages.

                                TABLE OF CONTENTS


Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet,
         September 30, 2000 (unaudited).....................................3

         Consolidated Statement of Operations for the three
         and three months ended September 30, 2000 and 1999
         and cumulative amounts since development stage (unaudited).........4

         Consolidated  Statement  of Cash  Flows for the  three  months ended September 30, 2000 and 1999 and cumulative amounts
         since development stage (unaudited)................................5

         Notes to Consolidated Financial Statements.........................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................8


Part II - Other Information

Item 1   Legal Proceedings..................................................10

Item 2   Changes in the Securities of the Company...........................10

Item 3   Defaults Upon Senior Securities....................................10

Item 4   Submission of Matters to a Vote of Security Holders................10

Item 5   Other Information..................................................10

Item 6   Exhibits and Reports on Form 8K....................................11

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

                                      Index to Consolidated Financial Statements


--------------------------------------------------------------------------------


                                                                       Page
                                                                       ----


Consolidated balance sheet,
September 30, 2000 (unaudited)                                          F-1



Consolidated  statement of
operations for three months ended
September 30, 2000 and 1999 and
cumulative amounts since development
stage (unaudited)                                                       F-2



Consolidated  statement of
cash flows for the three months ended
September  30, 2000 and 1999 and
cumulative amounts since development
stage (unaudited)                                                       F-3



Notes to consolidated financial
statements                                                              F-5

--------------------------------------------------------------------------------




                                                                             GROEN BROTHERS AVIATION, INC.
                                                                             (A Development Stage Company)

                                                                                Consolidated Balance Sheet


----------------------------------------------------------------------------------------------------------


                                                                                          September 30,
                                                                                              2000
              Assets                                                                       (Unaudited)
              ------                                                                   -------------------

Current assets:
     Cash                                                                              $            17,000
     Related party receivables                                                                     121,000
     Prepaid expenses                                                                               66,000
                                                                                       -------------------

                  Current assets                                                                   204,000

Investment art held for sale                                                                       575,000
Machinery and equipment, net                                                                     1,010,000
                                                                                       -------------------

                  Total assets                                                         $         1,789,000
                                                                                       -------------------

----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Deficit
              -------------------------------------

Current liabilities:
     Accounts payable                                                                  $           690,000
     Accrued liabilities                                                                         1,725,000
     Related party notes payable                                                                 1,065,000
     Current portion of long-term debt                                                             486,000
                                                                                       -------------------

                  Total current liabilities                                                      3,966,000

Long-term debt                                                                                     840,000
Deposits                                                                                         2,979,000
                                                                                       -------------------

                  Total liabilities                                                              7,785,000
                                                                                       -------------------

Commitments and contingencies                                                                            -

Stockholders' equity:
     Preferred stock, no par value, 200,000,000 shares authorized;
       no shares outstanding                                                                             -
     Common stock, no par value, 200,000,000 shares authorized;
       73,715,688 shares issued and outstanding                                                 22,916,000
     Accumulated deficit                                                                       (28,912,000)
                                                                                       -------------------

                  Total stockholders' deficit                                                   (5,996,000)
                                                                                       -------------------

                  Total liabilities and stockholders' deficit                          $         1,789,000
                                                                                       ===================

----------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.                                                        F-1





                                                                             GROEN BROTHERS AVIATION, INC.
                                                                             (A Development Stage Company)

                                                          Consolidated Statement of Operations (Unaudited)

----------------------------------------------------------------------------------------------------------

                                                                                            Cumulative
                                                                                             Amounts
                                                             Three Months Ended               Since
                                                                September 30,              Development
                                                     -----------------------------------
                                                            2000             1999             Stage
                                                     -----------------------------------------------------

Revenue -
     interest and other                              $            9,000  $        32,000  $        175,000
                                                     ------------------  ---------------  ----------------

                  Total revenue                                   9,000           32,000           175,000
                                                     ------------------  ---------------  ----------------

Costs and expenses:
     Research and development                                 1,485,000        1,302,000        17,288,000
     General and administrative expenses                      1,188,000        1,941,000         9,097,000
     Interest expense                                            63,000           57,000           834,000
                                                     ------------------  ---------------  ----------------

                  Total costs and expenses                    2,736,000        3,300,000        27,219,000
                                                     ------------------  ---------------  ----------------

         Net loss before income taxes                        (2,727,000)      (3,268,000)      (27,044,000)

Provision for income taxes                                            -                -                 -
                                                     ------------------  ---------------  ----------------

                  Net loss                           $       (2,727,000) $    (3,268,000) $    (27,044,000)
                                                     ==================  ===============  ================

Net loss per share - basic and diluted               $             (.04) $          (.05) $           (.61)
                                                     ==================  ===============  ================

Weighted average common and common
equivalent shares - basic and diluted                        73,088,000       65,865,000        44,191,000
                                                     ------------------  ---------------  ----------------


----------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.                                                        F-2




                                                                             GROEN BROTHERS AVIATION, INC.
                                                                             (A Development Stage Company)

                                                          Consolidated Statement of Cash Flows (Unaudited)


----------------------------------------------------------------------------------------------------------

                                                                                            Cumulative
                                                                 Three Months Ended        Amounts Since
                                                                   September 30,            Development
                                                           ------------------------------
                                                                2000           1999            Stage
                                                           -----------------------------------------------

Cash flows from operating activities:
     Net loss                                              $    (2,727,000)  $ (3,268,000)  $  (27,044,000)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization expense                      82,000         59,000          911,000
         Common stock issued for services and expenses               2,000      1,471,000        1,448,000
         Common stock issued for interest                                -              -           31,000
         Stock options issued for services                               -              -           14,000
         Research and development and royalty costs                385,000              -          385,000
         Loss on disposal of assets                                      -              -           44,000
         Decrease in prepaid expense                               103,000         52,000           97,000
         Increase (decrease) in:
              Accounts payable                                     212,000     (1,199,000)         837,000
              Accrued liabilities                                  239,000          8,000        1,910,000
              Deposits                                             325,000        504,000        2,141,000
                                                           ---------------   ------------   --------------

                      Net cash used in
                      operating activities                      (1,379,000)    (2,373,000)     (19,226,000)
                                                           ---------------   ------------   --------------

Cash flows from investing activities:
     Purchase of property and equipment                           (128,000)       (88,000)      (1,105,000)
     Sale of property and equipment                                      -              -        2,212,000
     Increase in related party receivables                          (2,000)       (66,000)        (126,000)
     Collections on notes receivable and advances                        -              -            6,000
     Proceeds from art sale                                              -          9,000           39,000
                                                           ---------------   ------------   --------------

                      Net cash (used in) provided by
                      investing activities                        (130,000)      (145,000)       1,026,000
                                                           ---------------   ------------   --------------

Cash flows from financing activities:
     Proceeds from long-term debt                                        -              -        1,362,000
     Reduction of long-term debt                                         -       (130,000)        (251,000)
     Increase in capitalized lease obligation                            -              -        1,226,000
     Reduction of capitalized lease obligation                     (82,000)      (172,000)        (829,000)
     Proceeds from related party debt                              615,000              -        1,374,000
     Reduction of related party debt                                     -              -         (117,000)
     Proceeds from issuance of common stock                        819,000      5,433,000       15,391,000
     Proceeds from issuance of options                                   -              -           55,000
                                                           ---------------   ------------   --------------

                      Net cash provided by
                      financing activities                       1,352,000      5,131,000       18,211,000
                                                           ---------------   ------------   --------------

                      Net increase (decrease)
                        in cash                                   (157,000)     2,613,000           11,000

Cash, beginning of period                                          174,000        488,000            6,000
                                                           ---------------   -----------    --------------

Cash, end of period                                        $        17,000   $  3,101,000   $       17,000
                                                           ===============   ============   ==============


----------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.                                                        F-3


                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

                                Consolidated Statement of Cash Flows (Unaudited)
                                                                       Continued

--------------------------------------------------------------------------------


     During the three months ended September 30, 2000:
         o The Company exchanged $495,000 of artwork to retire long-term debt of $150,000, accrued interest of $195,000 and royalties of $150,000.

         o The Company retired 44,861 shares of common stock in exchange for $20,000 of investment art held for sale.

         o The Company paid research and development expenses in exchange for a capital lease of $235,000.

         o The Company issued 281,845 shares of common stock in exchange for prepaid advertising of $113,000.

         o The Company issued 10,571 shares of the Company's common stock to retire accounts payable of $11,000.

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



                                                                                            Cumulative
                                                                                             Amounts
                                                             Three Months Ended               Since
                                                                September 30,              Development
                                                     -----------------------------------
                                                            2000             1999             Stage
                                                     -----------------------------------------------------

Cash paid during the period for:
         Interest                                    $           63,000  $        20,000  $        352,000
                                                     ==================  ===============  ================

         Income taxes                                $                -  $             -  $              -
                                                     ==================  ===============  ================



----------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.                                                        F-4


                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------



(1) The unaudited consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the three months ended September 30, 2000 and 1999 and cash flows for the three months ended September 30, 2000 and 1999. The results of operations and cash flows for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.


(2) Loss per share is based on the weighted average number of shares outstanding at September 30, 2000 and 1999, respectively.




--------------------------------------------------------------------------------
                                                                             F-5

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

         During the first quarter of the current fiscal year, the Company continued its flight testing of the Hawk 4 (four seat) gyroplane at its Buckeye facility in Arizona. The Hawk 4 will be the Company's first FAA certified gyroplane. Certification of the Hawk 4, currently being performed and managed at the Company's Salt Lake City facility, began in March of 1998, and is now expected to be completed in 2002.

         The Hawk 4 is powered by a Rolls-Royce turbine engine. The advantage of the turbine engine over a piston engine is that there will be a higher useful load, more horsepower, and the worldwide availability of kerosene fuels, such as Jet A, etc.

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

         Groen Brothers Aviation is presently establishing a worldwide dealer network in major U.S. cities and major cities abroad. GBA Authorized Dealers will be responsible for sales, service, maintenance, and flight training. To become a dealer, aircraft deposits are given to GBA based on a quota for each metropolitan statistical area. At present, the Company has received 148 down payment deposits from its dealers. The dealers in turn take deposits from customers as orders are received. Dealers will handle all sales, including civil government agencies and fleet sales, except military sales, which will be made directly by GBA. The Company's first international dealer is GBA Gyroplanes of Costa Rica.

         The Company has attended many conventions to introduce its Hawk Gyroplane. These include the National Agricultural Aircraft Association (NAAA), the Aircraft Owners and Pilots Association (AOPA), the National Business Aircraft Association (NBAA), and the two Experimental Aircraft Association (EAA) shows. Manned by Company employees and GBA Authorized Dealers, the booth and displays were busy with visitors from across the U.S. and around the world.

         GBA has been approached by companies in more than a dozen foreign countries on five continents requesting to be dealers. The Company is having detailed discussions with several different foreign companies and governments.

         Results of Operations

         Comparing the three months ended September 30, 2000 to the same period ended September 30, 1999, revenues decreased to $9,000 from $32,000 as a result of decreased bank interest, general and administrative expenses decreased to $1,188,000 from $1,941,000, and research and development expenses increased to $1,485,000 from $1,302,000. The Company continued to hire additional engineers, draftsmen, and outside consultants to accelerate the Hawk 4 program. During the three months ended September 30, 2000, the resulting net loss was $2,727,000 as compared to a net loss of $3,268,000 for the same period ended September 30,1999.

         Liquidity and Capital Resources

         The Company estimates that capital requirements will continue at the present pace over the balance of fiscal year 2001. The Company is now making the transition into manufacture of the Hawk 4. The actual schedule of the planned expansion ultimately depends upon the Company's ability to attract capital.

         Over the past three fiscal years the Company has raised $14.7 million for operations through the sale of equity, of which $7.4 million was raised during the past fiscal year. In the past the Company has been successful in raising capital as needed. During fiscal year 2001 the Company will need to raise approximately $12 million for operations at its current development level. Since September 30, 2000, the Company has already accepted $5 million from an institutional investor. There can be no guarantee or assurance that the Company will be successful in its ability to raise additional capital at favorable rates or at all.

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

         Management does not anticipate that revenues or expenses will be materially affected by inflation during fiscal year 2001.

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

Item 1            Legal Proceedings.  None.

Item 2            Changes in the Securities of the Company.  None.

Item 3            Defaults Upon Senior Securities.  None.

Item 4            Matters Submitted to a Vote of Security Holders.  None

Item 5            Other Information.

         Following the end of the third quarter the Company received an equity investment from an institutional investor ("the Purchaser"). Pursuant to the funding terms, a total of 12,500,000 shares ("the Shares") of common stock were purchased for an aggregate of $5 million and includes the issuance of put and call options, and warrants. The Shares cannot be publicly resold for a period of three years. In connection with the Share purchases, the investors hold a "put" option exercisable in three years. The Company, at its option, may honor the put (if exercised) in stock or in cash. If paid in stock, the exercise price is at $2.00 per share and the number of shares to be issued would be based on the average bid price for the twenty trading days prior to the put. If paid in cash, the exercise price is $1.60 per share. Additionally, the Company holds a "call" option to purchase the Shares at anytime up to twenty-four months from issue at $1.20 per share, from twenty-four to thirty months at $1.40 per share and from thirty months to thirty-six months at $1.60 per share. The Purchaser was also issued warrants in the amount of 1,250,000 shares which are exercisable at the average bid price for the twenty trading days prior to the time of issue.

         The Board of Directors of the Company (the "Board") has, for a long time, believed that it would be in the best interest of the Company to provide additional executive compensation to David Groen, Co-Founder, Director, CEO and President of the Company (the "Founder"). For more than six years of the past fifteen years, the Founder served without paid compensation, and he has devoted all of his time, energy, and efforts solely to the business of the Company. Additionally, the need to fund the Company by issuing additional shares of the Company over the past fifteen years has substantially diluted the Founder's equity position in the Company.

         The Compensation Committee of the Board, after fully considering the issue of executive compensation and various plans to compensate the Founder, deemed it in the best interest of the Company to issue shares of preferred stock to the Founder as a plan for compensation and incentive. Therefore, in exchange for a three year full recourse promissory note bearing an interest rate of five percent (5%) per annum, principle and accrued interest due and payable in one lump sum upon maturity in the amount of $10,000,000 (ten million dollars), the Company issued to David Groen Ten Million (10,000,000) shares of Class A Preferred Stock ("the Shares"). The Shares have the following terms, conditions, and preferences: each Share may cast four votes in any meetings or matters to be voted on by the shareholders of the Company; the Shares are convertible into common stock of the Company on a one for four (1:4) basis, at a conversion price of $1 per share. Conversion is allowed at the rate of two million five hundred thousand preferred shares for each $30 million in cumulative sales of the Company's products, for a total of $120 million in sales. The Shares are non-transferrable and non-assignable until the respective milestones have been met, shall have no dividend rights, and shall have the "last" liquidation rights, meaning that secured creditors, unsecured creditors, and the common shareholders shall all have superior liquidation priority.

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


Date: November 14, 2000                           GROEN BROTHERS AVIATION, INC.


                                                  By: /s/ David Groen
                                                  ----------------------------
                                                  David Groen, President & CEO