Form 10QSB
period 2000-12-31
GROEN BROTHERS AVIATION INC /UT/
filed 2001-02-20
CIK 870743

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000



                          Commission file number 018958

                          GROEN BROTHERS AVIATION, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Utah                                         87-0376766
-------------------------------                    -----------------
State or other jurisdiction of                      I.R.S. Employer
Incorporation or organization                      Identification No.

2640 W. California Ave., Suite A
Salt Lake City, Utah                                     84104
--------------------------------------                 ---------
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
Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                         Outstanding at
         Class                                          December 31, 2000
--------------------------                             ---------------------
Common Stock, No Par Value                                 88,577,444

                   Page 1 of 15 consecutively numbered pages.

                                TABLE OF CONTENTS


Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheet,
             December 31, 2000 (unaudited).....................................3

             Consolidated Statement of Operations for the three
             and six months ended December 31, 2000 and 1999
             and cumulative amounts since development stage (unaudited)........4

             Consolidated Statement of Cash Flows for the six months ended December 31, 2000 and 1999 and cumulative amounts since development stage (unaudited)...............................5

             Notes to Consolidated Financial Statements........................8

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................10


Part II - Other Information

Item 1       Legal Proceedings................................................12

Item 2       Changes in the Securities of the Company.........................12

Item 3       Defaults Upon Senior Securities..................................12

Item 4       Submission of Matters to a Vote of Security Holders..............12

Item 5       Other Information................................................12

Item 6       Exhibits and Reports on Form 8K..................................13

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

                                                      Consolidated Balance Sheet


--------------------------------------------------------------------------------



                                                                 December 31,
                                                                   2000
                                                                  (Unaudited)
                                                              ------------------
              Assets
              ------
Current assets:
     Cash                                                     $       2,147,000
     Related party receivables                                          152,000
     Prepaid expenses                                                    34,000
                                                              ------------------

                  Current assets                                      2,333,000

Investment art held for sale                                            575,000
Machinery and equipment, net                                          1,031,000
                                                              ------------------

                  Total assets                                $       3,939,000
                                                              ------------------

--------------------------------------------------------------------------------

              Liabilities and Stockholders' Deficit
              -------------------------------------
Current liabilities:
     Accounts payable                                         $         213,000
     Accrued liabilities                                              1,809,000
     Related party note payable                                       1,030,000
     Current portion of long-term debt                                  495,000
                                                              ------------------

                  Total current liabilities                           3,547,000

Long-term debt                                                          739,000
Deposits                                                              2,788,000
                                                              ------------------

                  Total liabilities                                   7,074,000
                                                              ------------------

Commitments and contingencies                                                -

Stockholders' deficit:
     Preferred stock, no par value, 200,000,000 shares
       authorized; 10,000,000 shares issued and outstanding
       (aggregate liquidation preference of $0)                      10,000,000
     Preferred stock subscription receivable                        (10,000,000)
     Common stock, no par value, 200,000,000 shares
       authorized; 88,577,444 shares issued and outstanding          28,513,000
     Accumulated deficit                                            (31,648,000)
                                                              ------------------

                  Total stockholders' deficit                        (3,135,000)
                                                              ------------------

                  Total liabilities and stockholders' deficit $       3,939,000
                                                              ------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

                                Consolidated Statement of Operations (Unaudited)


--------------------------------------------------------------------------------






                                                                                                 Cumulative
                                     Three Months Ended             Six Months Ended               Amounts
                                        December 31,                  December 31,                  Since
                               ------------------------------------------------------------      Development
                                    2000           1999           2000           1999               Stage
                               -----------------------------------------------------------------------------

Revenue -
  Interest and other           $        16,000  $      88,000  $      25,000  $     120,000  $       191,000
                               -----------------------------------------------------------------------------

     Total revenue                      16,000         88,000         25,000        120,000          191,000
                               -----------------------------------------------------------------------------

Costs and expenses:
  Research and
    development expense              1,762,000      1,009,000      3,247,000      2,311,000       19,050,000
  General and
    administrative expenses            916,000        786,000      2,104,000      2,727,000       10,013,000
  Interest expense                      74,000         28,000        137,000         85,000          908,000
                               -----------------------------------------------------------------------------

     Total costs and
        expenses                     2,752,000      1,823,000      5,488,000      5,123,000       29,971,000
                               -----------------------------------------------------------------------------

     Net loss before
        income taxes                (2,736,000)    (1,735,000)    (5,463,000)    (5,003,000)     (29,780,000)

     Provision for income
       taxes                                 -              -              -              -                -
                               -----------------------------------------------------------------------------

     Net loss                  $    (2,736,000) $  (1,735,000) $  (5,463,000) $  (5,003,000) $   (29,780,000)
                               -----------------------------------------------------------------------------

Net loss per share -
  basic and diluted            $          (.03) $        (.02) $        (.07) $        (.07) $          (.65)
                               -----------------------------------------------------------------------------

Weighted average
common and common
equivalent shares - basic
and diluted                         82,905,104     70,682,000     78,608,294     68,772,000       45,568,472
                               -----------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

                                Consolidated Statement of Cash Flows (Unaudited)


--------------------------------------------------------------------------------




                                                                  Six Months Ended            Cumulative
                                                                    December 31,            Amounts Since
                                                           ------------------------------     Development
                                                                2000           1999              Stage
                                                           -----------------------------------------------


Cash flows from operating activities:
     Net loss                                              $    (5,463,000) $  (5,003,000)  $  (29,780,000)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization expense                     169,000        131,000          998,000
         Common stock issued for services and expenses               2,000      1,420,000        1,448,000
         Common stock issued for interest                           13,000              -           44,000
         Stock options issued for services                               -              -           14,000
         Research and development and royalty costs                385,000              -          385,000
         Loss on disposal of assets                                      -         21,000           44,000
         Decrease in prepaid expenses                              165,000        116,000          159,000
         Increase (decrease) in:
              Accounts payable                                    (265,000)      (379,000)         360,000
              Accrued liabilities                                  323,000        426,000        1,994,000
              Deposits                                             326,000              -        2,142,000
                                                           -----------------------------------------------

                      Net cash used in
                      operating activities                      (4,345,000)    (3,268,000)     (22,192,000)
                                                           -----------------------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                           (236,000)       (92,000)      (1,213,000)
     Proceeds from sales of property and equipment                       -              -        2,212,000
     Increase in related party receivables                         (26,000)      (126,000)        (150,000)
     Collections on notes receivable and advances                        -              -            6,000
     Proceeds from art sale                                              -         28,000           39,000
                                                           -----------------------------------------------

                      Net cash (used in) provided by
                      investing activities                        (262,000)      (190,000)         894,000
                                                           -----------------------------------------------

Cash flows from financing activities:
     Proceeds from long-term debt                                        -              -        1,362,000
     Reduction of long-term debt                                         -       (498,000)        (251,000)
     Increase in capitalized lease obligation                            -              -        1,226,000
     Reduction of capitalized lease obligation                    (174,000)      (236,000)        (921,000)
     Proceeds from related party debt                              615,000              -        1,374,000
     Reduction of related party debt                                     -              -         (117,000)
     Proceeds from issuance of common stock                      6,139,000      5,481,000       20,711,000
     Proceeds from issuance of options                                   -              -           55,000
                                                           -----------------------------------------------

                      Net cash provided by
                      financing activities                       6,580,000      4,747,000       23,439,000
                                                           -----------------------------------------------


                      Net increase in cash                       1,973,000      1,289,000        2,141,000

Cash, beginning of period                                          174,000        488,000            6,000
                                                           -----------------------------------------------

Cash, end of period                                        $     2,147,000  $   1,777,000   $    2,147,000
                                                           -----------------------------------------------


--------------------------------------------------------------------------------


See notes to consolidated financial statements

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


     Supplemental cash flow information:

     During the six months ended December 31, 2000:

         o The Company exchanged $495,000 of artwork to retire long-term debt of $150,000, accrued interest of $195,000 and royalties of $150,000.

         o The Company retired 44,861 shares of common stock in exchange for $20,000 of investment art held for sale.

         o The Company financed research and development expenses through a capital lease of $235,000.

         o The Company issued 357,882 shares of common stock in exchange for prepaid advertising of $143,000.

         o The Company issued 10,571 shares of the Company's common stock to retire accounts payable of $11,000.

         o The Company converted a $35,000 note payable, with $32,000 converted to a deposit on aircraft and $3,000 clearing an accounts receivable.

         o The Company issued 223,500 shares of its common stock in exchange for return of a deposit of $224,000.

         o The Company issued 15,625 shares of its common stock in exchange for satisfaction of accrued interest of $13,000.

         o The Company issued 14,286 shares of its common stock in exchange for a receivable totaling $10,000.



--------------------------------------------------------------------------------


See notes to consolidated financial statements

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

                                Consolidated Statement of Cash Flows (Unaudited)
                                                                       Continued

--------------------------------------------------------------------------------



     During the six months ended December 31, 1999:

         o The Company issued 50,000 shares of its common stock in exchange for artwork valued at $50,000.

         o The Company issued 36,000 shares of its common stock and exchanged artwork valued at $80,000 for machinery and equipment valued at $96,000.

         o The Company acquired $152,000 of machinery and equipment in exchange for a note payable.

         o The Company issued 10,154 shares of its common stock to satisfy an interest payment.

         o The Company issued 18,300 shares of its common stock in exchange for a vehicle valued at $18,000.

         o The Company issued 1,394,000 shares of its common stock to retire notes payable.




                                                                                             Cumulative
                                                              Six Months Ended                  Amounts
                                                                December 31,                     Since
                                                     -----------------------------------      Development
                                                            2000             1999                Stage
                                                     -----------------------------------------------------

Cash paid during the period for:
         Interest                                    $           54,000   $     10,000      $    343,000
                                                     -----------------------------------------------------

         Income taxes                                $                -   $          -      $          -
                                                     -----------------------------------------------------




--------------------------------------------------------------------------------


See notes to consolidated financial statements

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------



(1) The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and subsidiary and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2000 and the results of operations for the six months and three months ended December 31, 2000 and 1999 and cash flows for the six months ended December 31, 2000 and 1999. The results of operations and cash flows for the six months and three months ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire year.


(2) Loss per share is based on the weighted average number of shares outstanding at December 31, 2000 and 1999, respectively.


(3) In the second fiscal quarter, the Company received an equity investment from an institutional investor ("the Purchaser"). Pursuant to the funding terms, a total of 12,500,000 shares ("the Shares") of common stock were purchased for an aggregate of $5 million and includes the issuance of put and call options, and warrants. The Shares cannot be publicly resold for a period of three years. In connection with the share purchases, the investors hold a "put" option exercisable in three years. The Company, at its option, may honor the put (if exercised) in stock or in cash. If paid in stock, the exercise price is at $2.00 per share and the number of shares to be issued would be based on the average bid price for the twenty trading days prior to the put. If paid in cash, the exercise price is $1.60 per share. Additionally, the Company holds a "call" option to purchase the Shares at anytime up to twenty-four months from issue at $1.20 per share, from twenty-four to thirty months at $1.40 per share and from thirty months to thirty-six months at $1.60 per share. The Purchaser was also issued warrants in the amount of 1,250,000 shares which are exercisable at the average bid price for the twenty trading days prior to the time of issue.



--------------------------------------------------------------------------------


See notes to consolidated financial statements

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued


--------------------------------------------------------------------------------



         The Compensation Committee of the Board, after fully considering the issue of executive compensation and various plans to compensate the Founder, deemed it in the best interest of the Company to issue shares of its preferred stock to the Founder as a plan for compensation and incentive. Therefore, in exchange for a three year full recourse promissory note bearing an interest rate of five percent (5%) per annum, principle and accrued interest due and payable in one lump sum upon maturity in the amount of $10,000,000 (ten million dollars), the Company issued to David Groen Ten Million (10,000,000) shares of Class A Preferred Stock ("the Shares"). The Shares have the following terms, conditions, and preferences: each Share may cast four votes in any meetings or matters to be voted on by the shareholders of the Company; the Shares are convertible into common stock of the Company on a one for four (1:4) basis, at a conversion price of $1 per share. Conversion is allowed at the rate of two million five hundred thousand preferred shares for each $30 million in cumulative sales of the Company's products, for a total of $120 million in sales. The Shares are non-transferrable and non-assignable until the respective milestones have been met, shall have no dividend rights, and shall have the "last" liquidation rights, meaning that secured creditors, unsecured creditors, and the common shareholders shall all have superior liquidation priority.




--------------------------------------------------------------------------------


See notes to consolidated financial statements

Item 2.           Management's Discussion and Analysis of
                  ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the period reported in the accompanying condensed consolidated financial statements. The "Company" refers to the Registrant, and its wholly-owned subsidiary, Sego Tool, Inc. (Sego). (See Item 5 regarding name change of Sego Tool, Inc.) Unless otherwise stated, the financial activities described herein are those of Sego, which was the sole operating entity during the reporting period.

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

         The Hawk 4 is powered by a Rolls-Royce turbine engine. Advantages of the turbine engine over a piston engine include: higher useful load, because the turbine engine has more horsepower and is much lighter in weight; reliability; and the worldwide availability of kerosene based fuels, such as Jet A, etc.

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

         Groen Brothers Aviation is presently establishing a worldwide dealer network in major cities in the U.S. and abroad. GBA Authorized Dealers will be responsible for sales, service, maintenance, and flight training. To become a dealer, aircraft deposits are given to GBA based on a quota for each dealer's area. At present, the Company has received 140 down payment deposits from its dealers. The dealers in turn take deposits from customers as orders are received. Dealers will handle all sales, including civil government agencies and fleet sales, except military sales, which will be made directly by GBA. The Company's first international dealer is GBA Gyroplanes of Costa Rica.

         The Company has attended many conventions to introduce its Hawk Gyroplane. These include the National Agricultural Aircraft Association (NAAA), the Aircraft Owners and Pilots Association (AOPA), the National Business Aircraft Association (NBAA), the Airborne Law Enforcement Association (ALEA), the International Association of Chiefs of Police (IACP), and the two Experimental Aircraft Association (EAA) shows. Manned by Company employees and GBA Authorized Dealers, the booth and displays were busy with visitors from across the U.S. and around the world.

         GBA has been approached by companies in more than a dozen foreign countries on five continents requesting to be dealers. The Company is having detailed discussions with several different foreign companies and governments.

         Results of Operations

         Comparing the three months ended December 31, 2000 to the same period ended December 31, 1999, revenues decreased to $16,000 from $88,000 as a result of decreased bank interest. Research and development expenses increased to $1,762,000 from $1,009,000. This increase was due to the Company's acceleration of the Hawk 4 program which entailed additional purchases of production materials and parts, and the hiring of additional engineers, draftsmen, and outside consultants. There was a related increase in general and administrative expenses, which increased to $916,000 from $786,000. During the three months ended December 31, 2000, the resulting net loss was $2,736,000 as compared to a net loss of $1,735,000 for the same period ended December 31,1999.

         Comparing the six months ended December 31, 2000 to the same period ended December 31, 1999, revenues decreased to $25,000 from $120,000 as a result of decreased bank interest. Research and development expenses increased to $3,247,000 from $2,311,000. This increase was due to the Company's acceleration of the Hawk 4 program which entailed additional purchases of production materials and parts, and the hiring of additional engineers, draftsmen, and outside consultants. General and administrative expenses had an overall decrease to $2,104,000 from $2,727,000. During the six months ended December 31, 2000, the resulting net loss was $5,463,000 as compared to a net loss of $5,003,000 for the same period ended December 31,1999.

         Liquidity and Capital Resources

         The Company estimates that capital requirements will continue at the present pace over the balance of fiscal year 2001. The Company is now making the transition into manufacture of the Hawk 4. The actual schedule of the planned expansion ultimately depends upon the Company's ability to attract capital.

         Over the past three fiscal years the Company has raised $14.7 million for operations through the sale of equity, of which $7.4 million was raised during the past fiscal year. In the past the Company has been successful in raising capital as needed. During fiscal year 2001 the Company will need to raise approximately $12 million for operations at its current development level. In this fiscal year, the Company has already accepted $5 million from an institutional investor and raised an additional $1.5 million from other investors. There can be no guarantee or assurance that the Company will be successful in its ability to raise additional capital at favorable rates or at all.

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

Item 1            Legal Proceedings.  None.

Item 2            Changes in the Securities of the Company.  None.

Item 3            Defaults Upon Senior Securities.  None.

Item 4            Matters Submitted to a Vote of Security Holders.  None


Item 5            Other Information.

         In the second fiscal quarter, the Company received an equity investment from an institutional investor ("the Purchaser"). Pursuant to the funding terms, a total of 12,500,000 shares ("the Shares") of common stock were purchased for an aggregate of $5 million and includes the issuance of put and call options, and warrants. The Shares cannot be publicly resold for a period of three years. In connection with the Share purchases, the investors hold a "put" option exercisable in three years. The Company, at its option, may honor the put (if exercised) in stock or in cash. If paid in stock, the exercise price is at $2.00 per share and the number of shares to be issued would be based on the average bid price for the twenty trading days prior to the put. If paid in cash, the exercise price is $1.60 per share. Additionally, the Company holds a "call" option to purchase the Shares at anytime up to twenty-four months from issue at $1.20 per share, from twenty-four to thirty months at $1.40 per share and from thirty months to thirty-six months at $1.60 per share. The Purchaser was also issued warrants in the amount of 1,250,000 shares which are exercisable at the average bid price for the twenty trading days prior to the time of issue.

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

         The Compensation Committee of the Board, after fully considering the issue of executive compensation and various plans to compensate the Founder, deemed it in the best interest of the Company to issue shares of its preferred stock to the Founder as a plan for compensation and incentive. Therefore, in exchange for a three year full recourse promissory note bearing an interest rate of five percent (5%) per annum, principle and accrued interest due and payable in one lump sum upon maturity in the amount of $10,000,000 (ten million dollars), the Company issued to David Groen Ten Million (10,000,000) shares of Class A Preferred Stock ("the Shares"). The Shares have the following terms, conditions, and preferences: each Share may cast four votes in any meetings or matters to be voted on by the shareholders of the Company; the Shares are convertible into common stock of the Company on a one for four (1:4) basis, at a conversion price of $1 per share. Conversion is allowed at the rate of two million five hundred thousand preferred shares for each $30 million in cumulative sales of the Company's products, for a total of $120 million in sales. The Shares are non-transferrable and non-assignable until the respective milestones have been met, shall have no dividend rights, and shall have the "last" liquidation rights, meaning that secured creditors, unsecured creditors, and the common shareholders shall all have superior liquidation priority.

         In January 2001, the Company's wholly-owned subsidiary, Sego Tool, Inc., changed its name to Groen Brothers Aviation USA, Inc.

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


Date: February 15, 2001                      GROEN BROTHERS AVIATION, INC.



                                             By:    S/David Groen
                                             ----------------------------
                                             David Groen, President & CEO