Form 10QSB
period 2001-03-31
GROEN BROTHERS AVIATION INC /UT/
filed 2001-05-15
CIK 870743

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001



                          Commission file number 018958

                          GROEN BROTHERS AVIATION, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Utah                                        87-0376766
------------------------------------------                  -----------------
State or other jurisdiction of                              I.R.S. Employer
Incorporation or organization                              Identification No.

2640 W. California Ave., Suite A
Salt Lake City, Utah                                             84104
------------------------------------------                     ---------
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
Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                              Outstanding at
                     Class                                    March 31, 2001
-----------------------------------------------             ------------------
Common Stock, No Par Value                                      89,029,396

                   Page 1 of 17 consecutively numbered pages.

                                                 TABLE OF CONTENTS


Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheet,
           March 31, 2001 (unaudited).........................................3

           Consolidated Statement of Operations for the three months and nine months ended March 31, 2001 and 2000, and
           cumulative amounts since development stage (unaudited).............4

           Consolidated Statement of Cash Flows for the nine months ended
           March 31, 2001 and 2000, and cumulative amounts
           since development stage (unaudited)................................5

           Notes to Consolidated Financial Statements.........................8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................11


Part II - Other Information

Item 1     Legal Proceedings.................................................14

Item 2     Changes in the Securities of the Company..........................14

Item 3     Defaults Upon Senior Securities...................................14

Item 4     Submission of Matters to a Vote of Security Holders...............14

Item 5     Other Information.................................................14

Item 6     Exhibits and Reports on Form 8K...................................15

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

                                          Consolidated Balance Sheet (Unaudited)


--------------------------------------------------------------------------------



                                                                     March 31,
                                                                       2001
                                                                     ---------
         Assets
         ------

Current assets:
  Cash                                                          $       169,000
  Related party receivables                                             199,000
  Prepaid expenses                                                       42,000
                                                                ---------------

            Current assets                                              410,000

Investment art held for sale                                            575,000
Machinery and equipment, net                                            984,000
                                                                ---------------

            Total assets                                        $     1,969,000
                                                                ----------------

--------------------------------------------------------------------------------

         Liabilities and Stockholders' Deficit
         -------------------------------------
Current liabilities:
  Accounts payable                                              $       596,000
  Accrued liabilities                                                 2,032,000
  Related party note payable                                          1,030,000
  Current portion of long-term debt                                     505,000
                                                                ---------------

            Total current liabilities                                 4,163,000

Long-term debt                                                          637,000
Deposits                                                              2,788,000
                                                                ---------------

            Total liabilities                                         7,588,000
                                                                ---------------

Commitments and contingencies                                                 -

Stockholders' deficit:
  Preferred stock, no par value, 200,000,000 shares
    authorized; 10,000,000 shares issued and outstanding
    (aggregate liquidation preference of $0)                         10,000,000
  Preferred stock subscription receivable                           (10,000,000)
  Common stock, no par value, 200,000,000 shares
    authorized; 89,029,396 shares issued and outstanding             28,810,000
  Accumulated deficit                                               (34,429,000)
                                                                ---------------

            Total stockholders' deficit                              (5,619,000)
                                                                ---------------

            Total liabilities and stockholders' deficit         $     1,969,000
                                                                ---------------

--------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.





                                                                               GROEN BROTHERS AVIATION, INC.
                                                                               (A Development Stage Company)

                                                            Consolidated Statement of Operations (Unaudited)

------------------------------------------------------------------------------------------------------------




                                                                                                 Cumulative
                                     Three Months Ended            Nine Months Ended               Amounts
                                         March 31,                     March 31,                    Since
                               ------------------------------------------------------------     Development
                                    2001           2000           2001           2000               Stage
                               -----------------------------------------------------------------------------
Revenue -
  Interest and other           $        30,000   $     22,000   $     55,000   $    142,000   $      221,000
                               -----------------------------------------------------------------------------

     Total revenue                      30,000         22,000         55,000        142,000          221,000
                               -----------------------------------------------------------------------------

Costs and expenses:
  Research and
    development expense              1,785,000      1,098,000      5,032,000      3,409,000       20,835,000
  General and
    administrative expenses            974,000        773,000      3,078,000      3,502,000       10,987,000
  Interest expense                      52,000         63,000        189,000        148,000          960,000
                               -----------------------------------------------------------------------------

     Total costs and
       expenses                      2,811,000      1,934,000      8,299,000      7,059,000       32,782,000
                               -----------------------------------------------------------------------------

     Net loss before
       income taxes                 (2,781,000)    (1,912,000)    (8,244,000)    (6,917,000)     (32,561,000)

     Provision for income
       taxes                                 -              -              -              -                -
                               -----------------------------------------------------------------------------

     Net loss                  $    (2,781,000)  $ (1,912,000)  $ (8,244,000)   $(6,917,000)  $  (32,561,000)
                               -----------------------------------------------------------------------------

Net loss per share -
  basic and diluted            $          (.03)  $       (.03)  $       (.10)   $      (.10)  $         (.73)
                               -----------------------------------------------------------------------------

Weighted average
common and common
equivalent shares - basic
and diluted                         88,760,000     71,215,000     81,672,000     69,574,000       44,641,000

                               -----------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

                                                        4


                                                                             GROEN BROTHERS AVIATION, INC.
                                                                             (A Development Stage Company)

                                                          Consolidated Statement of Cash Flows (Unaudited)

----------------------------------------------------------------------------------------------------------




                                                                 Nine Months Ended            Cumulative
                                                                     March 31,               Amounts Since
                                                           ------------------------------     Development
                                                                2001           2000               Stage
                                                           -----------------------------------------------

Cash flows from operating activities:
     Net loss                                              $    (8,244,000)  $ (6,917,000)  $  (32,561,000)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization expense                     263,000        218,000        1,092,000
         Common stock issued for services and expenses             110,000      1,400,000        1,556,000
         Common stock issued for interest                           13,000              -           44,000
         Stock options issued for services                               -              -           14,000
         Capital leases and artwork for research and
         development and royalty costs                             371,000              -          371,000
         Loss on disposal of assets                                      -         15,000           44,000
         Decrease in prepaid expenses                               49,000        181,000           43,000
         Increase (decrease) in:
              Accounts payable                                     118,000       (465,000)         743,000
              Accrued liabilities                                  546,000          9,000        2,217,000
              Deposits                                             326,000      1,133,000        2,142,000
                                                           -----------------------------------------------

                      Net cash used in
                      operating activities                      (6,448,000)    (4,426,000)     (24,295,000)
                                                           -----------------------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                           (283,000)      (310,000)      (1,260,000)
     Proceeds from sales of property and equipment                       -         49,000        2,212,000
     Increase in related party receivables                         (73,000)       (97,000)        (197,000)
     Collections on notes receivable and advances                        -              -            6,000
     Proceeds from art sale                                              -              -           39,000
                                                           -----------------------------------------------

                      Net cash (used in) provided by
                      investing activities                        (356,000)      (358,000)         800,000
                                                           -----------------------------------------------

Cash flows from financing activities:
     Proceeds from long-term debt                                        -              -        1,362,000
     Reduction of long-term debt                                         -       (488,000)        (251,000)
     Increase in capitalized lease obligation                            -              -        1,226,000
     Reduction of capitalized lease obligation                    (252,000)      (272,000)        (999,000)
     Proceeds from related party debt                              615,000          1,000        1,374,000
     Reduction of related party debt                                     -              -         (117,000)
     Proceeds from issuance of common stock                      6,436,000      6,154,000       21,008,000
     Proceeds from issuance of options                                   -          5,000           55,000
                                                           -----------------------------------------------

                      Net cash provided by
                      financing activities                       6,799,000      5,400,000       23,658,000
                                                           -----------------------------------------------


                      Net (decrease) increase in cash               (5,000)       616,000          163,000

Cash, beginning of period                                          174,000        488,000            6,000
                                                           -----------------------------------------------

Cash, end of period                                        $       169,000   $  1,104,000   $      169,000
                                                           -----------------------------------------------


----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                                        5

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

                                Consolidated Statement of Cash Flows (Unaudited)
                                                                       Continued

--------------------------------------------------------------------------------


     Supplemental cash flow information:

     During the nine months ended March 31, 2001, the Company:

         o Exchanged $495,000 of artwork to retire long-term debt of $150,000, accrued interest of $195,000 and royalties of $150,000.

         o Retired 44,861 shares of common stock in exchange for $20,000 of investment art held for sale.

         o Financed research and development expenses through a capital lease of $221,000.

         o Issued 357,882 shares of common stock for $108,000 of expenses and $35,000 of prepaid advertising.

         o Issued 10,571 shares of the Company's common stock to retire accounts payable of $11,000.

         o Converted a $35,000 note payable, with $32,000 converted to a deposit on aircraft and $3,000 clearing an accounts receivable.

         o Issued 223,500 shares of its common stock in exchange for return of a deposit of $224,000.

         o Issued 15,625 shares of its common stock in exchange for satisfaction of accrued interest of $13,000.

         o Issued 2,235 shares of its common stock for services and expenses totaling $2,000.

         o Issued 10,000,000 shares of preferred stock in exchange for a $10,000,000 subscription receivable from an officer of the Company.

         o Issued 14,286 shares of its common stock in exchange for a receivable totaling $10,000.

     During the nine months ended March 31, 2000, the Company:

         o Issued 50,000 shares of its common stock in exchange for artwork valued at $50,000.



--------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

                                Consolidated Statement of Cash Flows (Unaudited)
                                                                       Continued

--------------------------------------------------------------------------------


         o Issued 36,000 shares of its common stock and exchanged artwork valued at $80,000 for machinery and equipment valued at $96,000.

         o Acquired $152,000 of machinery and equipment in exchange for long-term debt.

         o Issued 10,154 shares of its common stock to satisfy an interest payment.

         o Issued 18,300 shares of its common stock in exchange for a vehicle valued at $18,000.

         o Issued 1,394,000 shares of its common stock in exchange for a reduction in long-term debt of $692,000.

         o Issued 200,000 shares of its common stock in exchange for a stock subscription receivable.



                                                                                            Cumulative
                                                              Nine Months Ended              Amounts
                                                                  March 31,                   Since
                                                     -----------------------------------   Development
                                                            2001             2000             Stage
                                                     -----------------------------------------------------
Cash paid during the period for:
         Interest                                    $          109,000   $       66,000   $       398,000
                                                     -----------------------------------------------------

         Income taxes                                $                -   $            -   $             -
                                                     -----------------------------------------------------




--------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements

                                                                  March 31, 2001

--------------------------------------------------------------------------------



(1) The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and subsidiary and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the nine months and three months ended March 31, 2001 and 2000 and cash flows for the nine months ended March 31, 2001 and 2000. The results of operations and cash flows for the nine months and three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year.


(2) Loss per share is based on the weighted average number of shares outstanding at March 31, 2001 and 2000, respectively.


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


See Notes to Consolidated Financial Statements.

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



         In the second fiscal quarter, the Compensation Committee of the Board, after fully considering the issue of executive compensation and various plans to compensate the Founder, deemed it in the best interest of the Company to issue shares of its preferred stock to the Founder as a plan for compensation and incentive. Therefore, in exchange for a three year full recourse promissory note bearing an interest rate of five percent (5%) per annum, principle and accrued interest due and payable in one lump sum upon maturity in the amount of $10,000,000 (ten million dollars), the Company issued to David Groen Ten Million (10,000,000) shares of Class A Preferred Stock ("the Shares"). The Shares have the following terms, conditions, and preferences: each Share may cast four votes in any meetings or matters to be voted on by the shareholders of the Company; the Shares are convertible into common stock of the Company on a one for four (1:4) basis, at a conversion price of $1 per share. Conversion is allowed at the rate of two million five hundred thousand preferred shares for each $30 million in cumulative sales of the Company's products, for a total of $120 million in sales. The Shares are non-transferrable and non-assignable until the respective milestones have been met, shall have no dividend rights, and shall have the "last" liquidation rights, meaning that secured creditors, unsecured creditors, and the common shareholders shall all have superior liquidation priority.

(4) In the fourth fiscal quarter, the Company received a binding commitment from an institutional investor to provide up to $50 million in equity financing. Over the next three years, the Company will have the right to obtain as much as $50 million through the issuance of common stock to the institutional investor in a series of periodic draw- downs. The timing, dollar amount, and minimum price per share of each draw-down, are at the sole discretion of the Company, subject to certain contractual provisions which include volume and price limitations.

         On the initial closing date, the Company shall issue to investor three warrants to purchase up to 1,700,000 warrant shares, in the aggregate. The exercise price of 850,000 warrant shares shall be 105% of the average of the closing bid prices during the fifteen trading days immediately prior to the initial closing date. The exercise price of the 425,000 warrant shares shall be equal to $2.00 and the exercise price of the 425,000 warrant shares shall be equal to $3.00. The minimum investment amount for any draw-down shall be $100,000 and the maximum investment amount as to each draw-down shall be 6% of the EQY weighted average price field (as reported on Bloomberg Financial L.P. using the BLPH funciton) for the common stock for the sixty calendar day period immediately prior to the applicable commencement date multiplied by the total trading volume in respect of the common stock for such period.

--------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



         This commitment is subject to the effectiveness of a registration statement to be filed with the Securities and Exchange Commission covering the resale of the shares covered by the equity line and certain related warrants.





--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the period reported in the accompanying condensed consolidated financial statements. The "Company" refers to the Registrant, Groen Brothers Aviation, Inc. (GBA), and its wholly-owned subsidiary, Groen Brothers Aviation USA, Inc. (GBA USA). (See Item 5 regarding name change of Sego Tool, Inc. to Groen Brothers Aviation USA, Inc.) Unless otherwise stated, the financial activities described herein are those of GBA USA, which was the sole operating entity during the reporting period.

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

         The Company has completed the assembly of its Hawk 6G Gyroplane, a six seat, technology demonstrator, employing a Rolls-Royce turbine engine. To date, government, law enforcement, and military entities have expressed interest in the Hawk 6G. Although the Company will not pursue FAA Certification of the Hawk 6G in the near future, this gyroplane will receive GBA Certification. The Hawk 6G is currently undergoing testing at the Company's

Buckeye facility in Arizona, and the Company anticipates that it may begin delivery of the Hawk 6G later in 2001.

         Groen Brothers Aviation is presently establishing a worldwide dealer network in major cities in the U.S. and abroad. GBA Authorized Dealers will be responsible for sales, service, maintenance, and flight training. To become a dealer, aircraft deposits are given to GBA based on a quota for each dealer's area. At present, the Company has received more than 140 down payment deposits from its dealers. The dealers in turn take deposits from customers as orders are received. Dealers will handle all sales, including civil government agencies and fleet sales, except military sales, which will be made directly by GBA. The Company has twelve Authorized Dealers, with ten in North America, and one international dealer in Costa Rica.

         The Company has attended many conventions to introduce its Hawk Gyroplane. These include the National Agricultural Aircraft Association (NAAA), the Aircraft Owners and Pilots Association (AOPA), the National Business Aircraft Association (NBAA), the Airborne Law Enforcement Association (ALEA), the International Association of Chiefs of Police (IACP), and the two Experimental Aircraft Association (EAA) shows. Manned by Company employees and GBA Authorized Dealers, the booth and displays were busy with visitors from across the U.S. and around the world. At the April 2001, EAA Sun 'n Fun Fly-In air show, GBA displayed for the first time, its Hawk 6G Gyroplane.

         GBA has been approached by companies in more than a dozen foreign countries on five continents requesting to be dealers. The Company is having detailed discussions with several different foreign companies and governments.

         Results of Operations

         Comparing the three months ended March 31, 2001 to the same period ended March 31, 2000, revenues increased to $30,000 from $22,000 as a result of increased earnings on bank accounts. Research and development expenses increased to $1,785,000 from $1,098,000. This increase was due to the Company's acceleration of the Hawk 4 program which entailed additional purchases of production materials and parts, and the hiring of additional engineers, draftsmen, and outside consultants. There was a related increase in general and administrative expenses, which increased to $974,000 from $773,000. During the three months ended March 31, 2001, the resulting net loss was $2,781,000 as compared to a net loss of $1,912,000 for the same period ended March 31, 2000.

         Comparing the nine months ended March 31, 2001 to the same period ended March 31, 2000, revenues decreased to $55,000 from $142,000 as a result of decreased earnings on bank accounts. Research and development expenses increased to $5,032,000 from $3,409,000. This increase was due to the Company's acceleration of the Hawk 4 program which entailed additional purchases of production materials and parts, and the hiring of additional engineers, draftsmen, and outside consultants. General and administrative expenses had an overall decrease to $3,078,000 from $3,502,000. During the nine months ended March 31, 2001, the resulting net loss was $8,244,000 as compared to a net loss of $6,917,000 for the same period ended March 31, 2000.

         Liquidity and Capital Resources

         The Company estimates that capital requirements will continue at the present pace over the balance of fiscal year 2001. The Company is now making the transition into manufacture of the Hawk 4. The actual schedule of the planned expansion ultimately depends upon the Company's ability to attract capital.

         Over the past three fiscal years the Company has raised $14.7 million for operations through the sale of equity, of which $7.4 million was raised during the past fiscal year. In the past the Company has been successful in raising capital as needed. During fiscal year 2001 the Company will need to raise approximately $12 million for operations at its current development level. In this fiscal year, the Company has already accepted $5 million from an institutional investor and raised an additional $1.8 million from other investors. There can be no guarantee or assurance that the Company will be successful in its ability to raise additional capital at favorable rates or at all. Subsequent to the third fiscal quarter, the Company received a commitment for $50 million in additional financing. See Item 5, Other Information, below.

         Sales of gyroplanes, which began in 1999, are providing an additional source of capital in the form of cash from down payments. It is common practice in the aircraft industry to take down payments to establish delivery positions on new aircraft which may not be delivered for two years or more. High capital costs and the lack of competition resulting from strict FAA regulation are responsible for this practice. In addition, the Company also expects that the sale of Hawk 6G Gyroplanes will provide additional financial resources in the near future.

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

         In the second fiscal quarter, the Compensation Committee of the Board, after fully considering the issue of executive compensation and various plans to compensate the Founder, deemed it in the best interest of the Company to issue shares of its preferred stock to the Founder as a plan for compensation and incentive. Therefore, in exchange for a three year full recourse promissory note bearing an interest rate of five percent (5%) per annum, principle and accrued interest due and payable in one lump sum upon maturity in the amount of $10,000,000 (ten million dollars), the Company issued to David Groen Ten Million (10,000,000) shares of Class A Preferred Stock ("the Shares"). The Shares have the following terms, conditions, and preferences: each Share may cast four votes in any meetings or matters to be voted on by the shareholders of the Company; the Shares are convertible into common stock of the Company on a one for four (1:4) basis, at a conversion price of $1 per share. Conversion is allowed at the rate of two million five hundred thousand preferred shares for each $30 million in cumulative sales of the Company's products, for a total of $120 million in sales. The Shares are non-transferrable and non-assignable until the respective milestones have been met, shall have no dividend rights, and shall have the "last" liquidation rights, meaning that secured creditors, unsecured creditors, and the common shareholders shall all have superior liquidation priority.

         In January 2001, the Company's wholly-owned subsidiary, Sego Tool, Inc., changed its name to Groen Brothers Aviation USA, Inc.

         In the fourth fiscal quarter, the Company received a binding commitment from an institutional investor to provide up to $50 million in equity financing. Over the next three years, the Company will have the right to obtain as much as $50 million through the issuance of common stock to the institutional investor in a series of periodic draw-downs. The timing, dollar amount, and minimum price per share of each draw-down, are at the sole discretion of the Company, subject to certain contractual provisions which include volume and price limitations.

         On the initial closing date, the Company shall issue to investor three warrants to purchase up to 1,700,000 warrant shares, in the aggregate. The exercise price of 850,000 warrant shares shall be 105% of the average of the closing bid prices during the fifteen trading days immediately prior to the initial closing date. The exercise price of the 425,000 warrant shares shall be equal to $2.00 and the exercise price of the 425,000 warrant shares shall be equal to $3.00. The minimum investment amount for any draw-down shall be $100,000 and the maximum investment amount as to each draw-down shall be 6% of the EQY weighted average price field (as reported on Bloomberg Financial L.P. using the BLPH function) for the common stock for the sixty calendar day period immediately prior to the applicable commencement date multiplied by the total trading volume in respect of the common stock for such period.

         This commitment is subject to the effectiveness of a registration statement to be filed with the Securities and Exchange Commission covering the resale of the shares covered by the equity line and certain related warrants.

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


Date: May 15, 2001                    GROEN BROTHERS AVIATION, INC.



                                      By:  /S/David Groen
                                          ----------------------------
                                           David Groen, President & CEO