Form 10KSB
period 2001-06-30
GROEN BROTHERS AVIATION INC /UT/
filed 2001-10-11
CIK 870743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                 Annual Report Pursuant to Section 15(d) of the
                         Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 2001
                         Commission File Number 0-18958

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

                           Common Stock (No Par Value)
                           ---------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes XX     No

         As of June 30, 2001, the Registrant had outstanding 91,662,467 shares of common stock, no par value per share, which is the Registrant's only class of common stock.

                    Documents Incorporated by Reference: None

                                     PART I
                                     ------

Item 1.     Business
--------------------

THE COMPANY

         Groen Brothers Aviation, Inc. ("the Company") was incorporated in the State of Utah on July 28, 1980. On September 18, 1990, the Company exchanged 80 percent of its common stock for 100 percent of the common stock of Sego Tool, Inc., a Utah Corporation. This was in effect a reverse acquisition of the Company by the owners of Sego Tool. The Company changed its name from New Wave Energy to Groen Brothers Aviation on October 3, 1990. Prior to July 1, 1993 the Company's intent was to lease its gyroplane technology, described below, to other entities to develop the gyroplane, and the Company would receive royalties on its technology. Effective July 1, 1993, the Company determined that it would complete development and manufacture the gyroplane by itself. Because of this change in business focus, the Company became a development stage business on July 1, 1993 under SFAS No. 7. In January 2001, the Company's wholly-owned subsidiary, Sego Tool, Inc., changed its name to Groen Brothers Aviation USA, Inc.

         The Company, through its now wholly-owned subsidiary, Groen Brothers Aviation, USA, Inc., is developing for manufacture the Hawk Gyroplane and other gyroplane models. The Company's only operations are through its wholly-owned subsidiary. Hereafter, "the Company" will refer to the operations of Groen Brothers Aviation, Inc. (GBA) and its wholly-owned subsidiary, Groen Bothers Aviation USA, Inc.

         In an effort to pursue an easy-to-fly and cost-efficient gyroplane that could compete effectively in the general aviation market, the Groen brothers (Jay and David) had first to build a proof-of-concept aircraft. They formed a private company and spent their own money to test their design of a collective pitch controlled rotor system. In 1987, the Groen Brothers' first proof-of-concept prototype flew successfully. With the support of private investors they soon after began the development of the Hawk 1 (one seat) prototype. In 1990, Groen Brothers Aviation, Inc., became a fully-reporting public corporation (stock symbol "GNBA") to facilitate the raising of capital and to give minority shareholders the flexibility of owning publicly traded stock.

         When the Hawk 1 successfully flew in December 1992, the Groen Brothers had moved much closer toward achieving their ultimate goals and objectives. The development of the Hawk 2 followed, and in February 1997, their third prototype achieved a vertical takeoff at a world record breaking density altitude for gyroplanes. Today, after having spent more than fifteen years bringing their idea to fruition, enthusiasm for the GBA Hawk within the aviation community runs high. The Company has experienced significant interest from law enforcement agencies, commercial flying entities, and individuals in the U.S. and abroad, which has helped position the Company to attract the investment needed to accelerate the current transition into production.

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

         The single attraction of helicopters over gyroplanes is their ability to hover, which is necessary in some situations such as sea rescue or sling-load work. Even so, the percentage of today's helicopter market that requires hovering is rather small, perhaps no more than 10 percent. In air surveillance and point-to-point flying, the inability to hover is not a disadvantage. Helicopters at low altitude, out of ground effect, avoid hovering whenever possible. It is too dangerous. In a low level surveillance roll, such as law enforcement, border patrol, traffic control, etc., proper procedure for all rotorcraft is to circle in a slow orbit, something the Hawk can do efficiently and safely.

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

         The autogiro concept was proven commercially successful in many applications during the 1930s and early 1940s. An outstanding example was its use by the U.S. Postal Service for nearly ten years to deliver mail from the roofs of post offices. Thousands of flights carrying millions of pieces of mail were performed by Kellett and Pitcairn gyroplanes flying in Camden, Philadelphia, Chicago, New Orleans, Washington, D.C., and other cities.

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

         During the late 1950s and early 1960s, three commercial gyroplanes were developed and FAA certified by private companies. The Umbaugh (later the Air & Space 18A), the Avian (a Canadian design of that same period that reached FAA certification, but was never produced), and the McCulloch J-2. Each of the above gyroplanes had only two seats. In every case, as an expedient to FAA certification, the designers adapted helicopter rotors and blades, and thus did not fully use the gyroplane technology created by their 1930s predecessors. As a result, none of these gyroplanes performed well and the companies failed (the Air & Space 18A and the McCulloch each delivered about 100 units). Also during the 1950s, Igor Benson, a colleague of Sikorsky, developed a home-built gyroplane kit for amateurs. He called it the "gyrocopter." His idea for this open-frame model came from a German observation gyroplane, towed behind U-boats during the war. Home-built kits, most of which seat one person, continue to be popular today with more than a dozen small manufacturers now in the market.

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

GBA Hawk Series

         GBA is now in the process of developing for manufacture its basic model of high performance gyroplanes, the Hawk 4 (four seat), and other models are planned to follow. The Hawk series is being designed and built to conform to FAA regulations for rotorcraft (FAR Part 27). The primary technical difference between the Hawk and the gyroplanes that came before it, is that the Hawk has an infinitely variable collective pitch control (collective pitch is the blade's angle of attack to the relative wind) that can be operated between two extreme settings. This means that during flight, by moving a collective pitch control lever, the pilot can change, in varying degrees, the pitch of the rotor blades collectively (both at the same time and in equal amounts). The ideal amount of pitch needed to fly at a given airspeed and given operational weight can differ slightly under changing conditions. The patented Hawk rotor head allows the pilot to optimize the rotor blade pitch to the existing conditions (minimize drag and maximize lift). The variable pitch rotor makes possible a smoothly controlled vertical takeoff and landing. Early vertical takeoff gyroplanes employed a two-position pitch control rotor head that was pre-rotated at flat pitch and then released suddenly into fixed pitch for flying. This produced a vertical takeoff, but it was a rather startling "jump," with no control over the amount of pitch in the rotor nor the rate at which the pitch was increased.

         The GBA Hawk series models will all be capable of an ultra-short ground roll takeoff and landing, eliminating the need for long runways. The first of the series, the Hawk 4, uses a pre-rotator to spin the rotor blades at flat pitch to approximately 140% of in-flight rotor RPM. The pilot then increases collective pitch using the excess inertia in the spinning rotor to takeoff after a very short roll. Just before movement, the power to the rotor is disengaged, therefore there is no need for antitorque force (tail rotor) in flight. On the ground, during spin-up the wheels and brakes counteract the torque. This procedure, originally called the "jump takeoff," was first done in the 1930s in the Pitcairn PA-36. A two-position rotor was spun up at flat pitch. When the proper RPM was reached, the prerotator was disconnected and the rotor was suddenly locked into a fixed flight pitch, causing the gyroplane to jump off the ground.

         The Hawk 4, with its variable pitch rotor, is capable of a smoothly controlled short ground roll takeoff using a prerotation technique. The Hawk 4's Rolls-Royce Model 250 B17C, 420 shp gas turbine engine provides prerotation power and thrust following liftoff. The main powerplants for both the Hawk 6 and Hawk 8 will be jet turboprops. Advantages of the turbine engine over a piston engine include: higher useful load, because the turbine engine has more horsepower and is much lighter in weight; reliability; and the worldwide availability of kerosene-based fuels, such as Jet A, etc. Although turbine engines, compared to piston engines, are more expensive, the cost per passenger-mile of the Hawk series should remain a fraction of a comparable helicopter.

         The Company introduced the Hawk 4 Gyroplane at the world's largest air show, the Experimental Aircraft Association's AirVenture '99 in Oshkosh, Wisconsin, in July 1999. The Company's booth and outside display were busy with visitors from across the U.S. and around the world. GBA Authorized Dealers were also at the show. At the AirVenture 2000 show in July 2000, the Company flew its Rolls-Royce turbine-powered Hawk 4 Gyroplane. In 2001, the Company has flown the Hawk 4 at the Sun n' Fun air show and at the EAA AirVenture 2001 air show.

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

         In addition to its Hawk series models, the Company has completed the assembly of its Revcon 6G Gyroplane, a six seat, technology demonstrator, employing a Rolls-Royce turbine engine, and utilizing a modified Cessna Skymaster fuselage. To date, government, law enforcement and military entities have expressed interest in the Revcon 6G. Although the Company will not pursue FAA Certification of the Revcon 6G in the near future, this gyroplane will receive GBA Certification. The Revcon 6G is currently undergoing testing at the Company's Buckeye facility in Arizona, and the Company anticipates that it may begin delivery of the Revcon 6G early in 2002. It is the intent of the company to further modify this machine to assess and demonstrate its gyrodyne technology as a precursor to developing gyrodyne commuter aircraft in the future..

FAA Type Certificate

         Type certification is the process that conforms the Hawk Gyroplane engineering and flight characteristics to FAA requirements. The type certification process legally enables a U.S. manufacturer to mass-produce its aircraft "type," insuring that each gryoplane that flies away from a GBA factory meets identical safety and performance requirements. The regulations governing an FAA Type Certificate for the Hawk Gyroplane are contained in Federal Aviation Rules (FAR) Part 27, which regulates certification of helicopters and gyroplanes. The FARs require the manufacturer to provide drawings and engineering data for every component of the aircraft. The engineering data must show precisely what stresses will be imposed on the component during its operational life. Its capabilities must exceed these stresses by a minimum of 50 percent. The Hawk is designed with even greater margins of safety when weight is not a penalty. The quality of each component must also be shown to be repeatable during the manufacturing process, and when GBA buys a part from another manufacturer, the part must also be certified by GBA, or under a specific "Technical Standard Order (TSO)" by the FAA.

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

         GBA held its Pre-Type Certificate Board Meeting, on March 3, 1998, and at that meeting submitted to the FAA its formal application for the Type Certificate on the Hawk 4 Gyroplane. An esteemed gathering of aviation experts met to conduct the Pre-Type Certificate Board Meeting at the Salt Lake City headquarters of Groen Brothers Aviation. The FAA board members came from several regional directorates, making up the highly competent government team necessary to type certify Groen Brothers' 21st century version of the gryoplane. Also attending were several FAA DERs and FAA DARs (consulting specialists approved by the FAA for this work). The meeting is historically important because GBA has added new technology and capability to a form of flight that has had no commercial significance for more than half a century.

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

         In August 2001, the Company announced that it will move its corporate headquarters and principal manufacturing facility from Salt Lake City, Utah, to Glendale, Arizona (See "Item 2. Properties," below).

THE MARKET

         As helicopters have become commonplace, many potential users of ultra-short take off and landing (U-STOL) aircraft have realized how useful vertical flight would be if only they could afford it. This demand for affordable vertical flight should provide a market for GBA gyroplanes that is much larger than the existing helicopter market.

Government and Commercial Aviation

         The market for the Hawk is large and varied. The world has become dependent upon helicopters where runways are not available or if slow flight is required. The Company believes the Hawk is a low cost alternative, which can perform competitively with helicopters and airplanes in many roles including the following:

o Law enforcement (police, sheriff, border patrol, customs, and drug interdiction).
o Public service organizations (fire patrol, medical transport, wildlife and land management).
o Military (courier, armed surveillance, VIP transport, forward artillery control, ground attack, unmanned aerial vehicle).
o Commercial (oil, gas, and power line patrol and inspection, land survey, aerial photography, crop spraying, herd management, air taxi service, corporate transport, and flight training).
o        Private (commuting, sport flying, training).

Dealer Network

         Groen Brothers Aviation has established, and is continuing to add Authorized Dealers in major cities across the United States and Canada. There also are Authorized Dealers in Costa Rica and the Bahamas. GBA Dealers will be responsible for sales, service, maintenance, and flight training. To become a dealer, aircraft deposits are given to GBA based on a quota for each metropolitan statistical area. At present, the Company has received more than 140 down payment deposits from its dealers and private individuals. The dealers in turn take deposits from customers as orders are received. Dealers will handle all sales, including government agencies and fleet sales, except for military sales, which will be made directly by GBA.

         During the past ten years of developing the Hawk Gyroplane, GBA has received sales inquiries from thousands of potential customers, domestic and foreign. In addition to establishing a USA dealer network, the Company is now in discussion with several overseas companies about foreign dealerships. In support of all this, the Company has established its own internet site with two addresses, www.groenbros.com and www.gbagyros.com. Each GBA Authorized Dealer is linked to the main GBA web site as well as having their own internet site. The Company also makes available collateral printed materials and videos of the Hawk Gyroplane.

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

         In August 2001, the Company announced that it will move its corporate headquarters from Salt Lake City, Utah, to a brand new $14 million manufacturing facility in Glendale, Arizona. The new plant will be in excess of 160,000 square feet and be capable of producing up to four aircraft per day. This production facility will incorporate the latest aircraft production technology, proprietary fabrication procedures and techniques as well as a cutting edge computer numeric-control machining center. Now that the City of Glendale has granted site approval for the project, the plant may be fully operational by the fourth quarter of 2002. The Company considers Glendale, Arizona, to be a superior choice because the local climate provides a maximum number of flying days for test flight operations, and because of the number of aviation-related industries in the area, which means a local workforce with aviation-specific skills.

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

Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

         There have been no matters  submitted  to security  holders  during the
current   fiscal  year.  The  Company  plans  to  hold  its  Annual  Meeting  of
Shareholders meeting in December 2001.

                                    PART II
                                    -------

Item 5.     Market for the Registrant's Common Stock and
            --------------------------------------------
              Related Security Holder Matters
              -------------------------------

         The Company's common stock, no par value, traded Over The Counter, is listed on the OTC Bulletin Board as GNBA. No cash dividends have been paid for the past four quarters.

             Quarterly Common Stock Bid Price Ranges (Calendar Year)

        Year             Quarter           High              Low
        ----             -------           ----              ---

        1997             1st               1.88               1.25
                         2nd               1.69                .94
                         3rd               1.38               1.00
                         4th               1.31                .50
        1998             1st                .75                .41
                         2nd               1.09                .35
                         3rd                .72                .53
                         4th                .81                .47
        1999             1st                .78                .47
                         2nd               1.68                .59
                         3rd               2.63               1.06
                         4th               1.31                .81
        2000             1st               1.56                .75
                         2nd               1.56               1.03
                         3rd               1.34                .84
                         4th               1.06                 72
        2001             1st                .95                .69
                         2nd               1.08                .59

         The number of shareholders of record for the Company's common stock as of June 30, 2001, were 1,246, and the number of shares issued and outstanding were 91,662,467.


Item 6.     Management's Discussion and Analysis of Financial
            -------------------------------------------------
             Condition and Results of Operations
             -----------------------------------

Results of Operations

         Income

         During 2001, total income increased to $398,000, compared to $126,000 in 2000. This was due to an increase in interest income. The majority of Company income in 2001 and 2000, consisted of interest income.

         Costs and Expenses

         During 2001, research and development costs increased to $ 7,035,000 compared to $6,451,000 in 2000. That increase took place across the board as the number of employees and consultants increased in preparation for production of the Hawk 4. During 2001, general and administrative costs increased to $3,619,000 compared to $2,272,000 in 2000. The increase was in support of the continuing FAA certification process and an increase in personnel. During 2001, interest expense increased to $1,027,000 compared to $199,000 in 2000. The increase was due to increased interest expense incurred on notes payable to fund operations and on interest paid on deposits.

         Net Earnings

         During 2001 and 2000 the Company continued to record losses as it conducted flight tests, built new models, and made the transition toward full marketing and manufacturing of the Hawk Gyroplane series. In 2001, the net loss was $11,283,000 compared to $8,796,000 in 2000.

         Liquidity and Capital Resources

         The Company estimates that capital requirements will continue at the present pace over the next year. The Company is now making the transition into manufacture of the Hawk 4. The actual schedule of the planned expansion ultimately depends upon the Company's ability to attract capital.

         Over the past four years the Company has raised $22.3 million for operations through the sale of equity, of which $7.8 million was raised during the past fiscal year. In the past the Company has been successful in raising capital as needed. During the next fiscal year the Company will need to raise approximately $14 million for operations at its current development level While recent national events generated additional interest in GBA aircraft for surveillance and law enforcement purposes, these events have negatively impacted the equity financial markets. There can be no guarantee or assurance that the Company will be successful in its ability to raise capital at favorable rates or at all. If the Company is not successful in raising capital, as it has in the past, the Company, like other companies, may have to temporarily reduce its level of development to maximize limited capital resources.

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

         In the fourth fiscal quarter, the Company received a binding commitment from an institutional investor to provide up to $50 million in equity financing. Over the next three years, the Company will have the right to obtain as much as $50 million through the issuance of common stock to the institutional investor in a series of periodic draw-downs. The timing, dollar amount, and minimum price per share of each draw-down, are at the sole discretion of the Company, subject to certain contractual provisions which include volume and price limitations. On the initial closing date, the Company issued to investor three warrants to purchase up to 1,700,000 warrant shares, in the aggregate. The exercise price of 850,000 warrant shares was 105% of the average of the closing bid prices during the fifteen trading days immediately prior to the initial closing date, approximately $0.80 per share. The exercise price of the 425,000 warrant shares shall be equal to $2.00 and the exercise price of the 425,000 warrant shares shall be equal to $3.00. The minimum investment amount for any draw-down shall be $100,000 and the maximum investment amount as to each draw-down shall be 6% of the EQY weighted average price field (as reported on Bloomberg Financial L.P. using the BLPH function) for the common stock for the sixty calendar day period immediately prior to the applicable commencement date multiplied by the total trading volume in respect of the common stock for such period. This commitment is subject to the effectiveness of a registration statement to be filed with the Securities and Exchange Commission covering the resale of the shares covered by the equity line and certain related warrants. The Company may not make a draw-down to the extent that it would cause the investor to have beneficial ownership of greater than 9.9% of the outstanding shares of common stock. The Company may not issue unrestricted stock at a discount unless the issuance is a qualified public offering or is consented to in writing by the investor.

         Deposits on gyroplanes, which began in 1999, have provided an additional source of capital in the form of cash from down payments. It is common practice in the aircraft industry to take down payments to establish delivery positions on new aircraft which may not be delivered for two years or more. High capital costs and the lack of competition resulting from strict FAA regulation are responsible for this practice. The Company also is actively pursuing the sale of Revcon 6G Gyroplanes, which could provide additional financial resources in the near future. As with all GBA aircraft, development of the Revcon 6G is dependant on successful private placements for capital.

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


Item 7.     Financial Statements
--------------------------------                                         Page
                                                                         ----
         Index to Consolidated Financial Statements

         Independent auditors' report of Tanner + Co.                     F-1

         Financial statements:

              Consolidated balance sheet                                  F-2

              Consolidated statement of operations                        F-3

              Consolidated statement of stockholder's deficit             F-4

              Consolidated statement of cash flows                        F-8

              Notes to consolidated financial statements                 F-10

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

                                                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Groen Brothers Aviation, Inc.

We have audited the accompanying consolidated balance sheet of Groen Brothers Aviation, Inc., (the Company), a development stage company, as of June 30, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years ended June 30, 2001 and 2000 and cumulative amounts since July 1, 1993 (date of commencement of development stage). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Groen Brothers Aviation, Inc., as of June 30, 2001, and the results of their operations and their cash flows for the two years ended June 30, 2001 and 2000, and cumulative amounts since July 1, 1993 (date of commencement of development stage), in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah
August 16, 2001


                                                                             GROEN BROTHERS AVIATION, INC.
                                                                             (A Development Stage Company)
                                                                                Consolidated Balance Sheet

                                                                                             June 30, 2001
----------------------------------------------------------------------------------------------------------

       Assets
       ------

Current assets:
   Cash                                                                                 $          116,000
   Accounts receivable                                                                               5,000
   Related party notes receivable                                                                  207,000
   Prepaid expenses                                                                                115,000
                                                                                        ------------------

         Current assets                                                                            443,000

Investment assets                                                                                  715,000
Deferred offering costs                                                                            867,000
Property and equipment, net                                                                      1,026,000
                                                                                        ------------------

         Total assets                                                                   $        3,051,000
                                                                                        ------------------

----------------------------------------------------------------------------------------------------------

       Liabilities and Stockholders' Deficit
       -------------------------------------

Current liabilities:
   Accounts payable                                                                     $          975,000
   Accrued expenses                                                                              2,266,000
   Short-term notes payable                                                                        110,000
   Related party notes payable                                                                   2,157,000
   Current portion of long-term debt                                                               469,000
                                                                                        ------------------

         Total current liabilities                                                               5,977,000

Long-term debt                                                                                     621,000
Deposits                                                                                         2,758,000
                                                                                        ------------------

         Total liabilities                                                                       9,356,000
                                                                                        ------------------

Commitments and contingencies                                                                            -

Stockholders' deficit:
   Common stock, no par value, 200,000,000 shares authorized;
     91,662,467 shares issued and outstanding                                                   31,486,000
   Class A preferred stock, no par value, 200,000,000 shares authorized; 10,000,000
     shares issued and outstanding (aggregate liquidation preference of $0)                     10,000,000
   Class A preferred stock subscription receivable                                             (10,323,000)
   Deficit accumulated during the development stage                                            (37,468,000)
                                                                                        ------------------

         Total stockholders' deficit                                                            (6,305,000)
                                                                                        ------------------

         Total liabilities and stockholders' deficit                                    $        3,051,000
                                                                                        ------------------

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

                                                                             GROEN BROTHERS AVIATION, INC.
                                                                             (A Development Stage Company)
                                                                      Consolidated Statement of Operations

                                                               Years Ended June 30, and Cumulative Amounts
----------------------------------------------------------------------------------------------------------


                                                                                            Cumulative
                                                            2001             2000            Amounts
                                                     -----------------------------------------------------
Income:
     Related party interest                          $          336,000    $           -    $      336,000
     Interest and other                                          62,000          126,000           228,000
                                                     -----------------------------------------------------

                  Total income                                  398,000          126,000           564,000
                                                     -----------------------------------------------------

Costs and expenses:
     Research and development                                 7,035,000        6,451,000        22,838,000
     General and administrative expenses                      3,619,000        2,272,000        11,528,000
     Interest expense                                         1,027,000          199,000         1,798,000
                                                     -----------------------------------------------------

                  Total costs and expenses                   11,681,000        8,922,000        36,164,000
                                                     -----------------------------------------------------

         Net loss before income taxes                       (11,283,000)      (8,796,000)      (35,600,000)

Benefit for income taxes                                              -                -                 -
                                                     -----------------------------------------------------

                  Net loss                           $      (11,283,000)   $  (8,796,000)   $  (35,600,000)
                                                     -----------------------------------------------------

Net loss per share - basic and diluted               $             (.13)   $        (.13)   $         (.78)
                                                     -----------------------------------------------------

Weighted average common and common
  equivalent shares - basic and diluted                      83,812,000       70,186,000        45,751,000
                                                     -----------------------------------------------------

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

                                                                             GROEN BROTHERS AVIATION, INC.
                                                                             (A Development Stage Company)
                                                           Consolidated Statement of Stockholders' Deficit

                                                Years Ended June 30, 2001 and 2000, and Cumulative Amounts
----------------------------------------------------------------------------------------------------------


                                                                                                       Deficit
                                                         Preferred                                  Accumulated
                                     Preferred Stock        Stock            Common Stock              During
                                 ----------------------- Subscription    ------------------------    Development
                                   Shares      Amount     Receivable     Shares       Amount            Stage        Total
                                 -----------------------------------------------------------------------------------------

Balance, July 1, 1993                      -  $        -   $         -   27,153,509  $ 1,074,000  $ (1,868,000) $ (794,000)

Issuance of common stock for:
  Cash (.26)                               -           -             -    1,083,611      280,000            -      280,000
  Collateral on a loan                     -           -             -    4,000,000            -            -            -
  Commissions (.24)                        -           -             -       40,857       10,000            -       10,000
  Debt (.17)                               -           -             -      172,222       30,000            -       30,000
  Services (.24)                           -           -             -       63,185       15,000            -       15,000

Cancellation of shares
  previously issued                        -           -             -      (50,000)           -            -            -

Issuance of stock options
  at 50% of bid at option date             -           -             -            -       10,000            -       10,000

Net loss                                   -           -             -            -            -      (480,000)   (480,000)
                                 -----------------------------------------------------------------------------------------

Balance, June 30, 1994                     -           -             -   32,463,384    1,419,000    (2,348,000)   (929,000)

Issuance of common stock for:
  Assets (.44)                             -           -             -        2,286        1,000            -        1,000
  Cash (.42)                               -           -             -    1,028,923      432,000            -      432,000
  Commissions (.49)                        -           -             -       18,546        9,000            -        9,000
  Debt (.11)                               -           -             -      487,027       55,000            -       55,000
  Services (.44)                           -           -             -      138,860       61,000            -       61,000

Net loss                                   -           -             -            -            -      (710,000)   (710,000)
                                 -----------------------------------------------------------------------------------------

Balance, June 30, 1995                     -           -             -   34,139,026    1,977,000    (3,058,000) (1,081,000)

Issuance of common stock for:
  Assets (.51)                             -           -             -      100,000       51,000            -       51,000
  Cash (.33)                               -           -             -    1,669,404      547,000            -      547,000
  Commissions (.33)                        -           -             -      124,719       41,000            -       41,000
  Debt (.20)                               -           -             -       10,000        2,000            -        2,000
  Services (.24)                           -           -             -      686,708      168,000            -      168,000

Net loss                                   -           -             -            -            -    (1,046,000) (1,046,000)
                                 -----------------------------------------------------------------------------------------

Balance, June 30, 1996                     -           -             -   36,729,857    2,786,000    (4,104,000) (1,318,000)

(Note - per share data is included in parenthesis)

------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-4

                                                                             GROEN BROTHERS AVIATION, INC.
                                                                             (A Development Stage Company)
                                                           Consolidated Statement of Stockholders' Deficit
                                                                                                 Continued

------------------------------------------------------------------------------------------------------------------

                                                                                                       Deficit
                                                         Preferred                                  Accumulated
                                     Preferred Stock        Stock            Common Stock              During
                                 ----------------------- Subscription    ------------------------    Development
                                   Shares      Amount     Receivable     Shares       Amount            Stage        Total
                                 -----------------------------------------------------------------------------------------

Issuance of common stock for:
  Assets (.88)                             -           -             -    2,500,000    2,201,000            -    2,201,000
  Cash (.89)                               -           -             -    1,359,442    1,216,000            -    1,216,000
  Commissions (1.12)                       -           -             -       11,607       13,000            -       13,000
  Debt (.69)                               -           -             -      689,802      477,000            -      477,000
  Services (.57)                           -           -             -      468,003      267,000            -      267,000

Net loss                                   -           -             -            -            -    (1,890,000) (1,890,000)
                                 -----------------------------------------------------------------------------------------

Balance, June 30, 1997                     -           -             -   41,758,711    6,960,000    (5,994,000)    966,000

Issuance of common stock for:
  Cash (.50)                               -           -             -    1,613,622      803,000            -      803,000
  Commission (.49)                         -           -             -      109,299       54,000            -       54,000
  Services (.73)                           -           -             -       79,617       58,000            -       58,000

Net loss                                   -           -             -            -            -    (3,056,000) (3,056,000)
                                 -----------------------------------------------------------------------------------------

Balance, June 30, 1998                     -           -             -   43,561,000    7,875,000    (9,050,000) (1,175,000)

Issuance of common stock for:
  Assets (.41)                             -           -             -    2,954,944    1,226,000            -    1,226,000
  Cash (.49)                               -           -             -    9,458,124    4,607,000            -    4,607,000
  Commission (.44)                         -           -             -    1,574,216      686,000            -      686,000
  Debt (.38)                               -           -             -      194,935       74,000            -       74,000
  Services (.40)                           -           -             -      101,333       41,000            -       41,000

Issuance of common stock
options for:
  Cash                                     -           -             -            -       50,000            -       50,000
  Services                                 -           -             -            -        4,000            -        4,000

Net loss                                   -           -             -            -            -    (8,339,000) (8,339,000)
                                 -----------------------------------------------------------------------------------------

Balance, June 30, 1999                     -           -             -   57,844,801   14,563,000   (17,389,000) (2,826,000)

(Note - per share data is included in parenthesis)

-------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-5

                                                                             GROEN BROTHERS AVIATION, INC.
                                                                             (A Development Stage Company)
                                                           Consolidated Statement of Stockholders' Deficit
                                                                                                 Continued

-------------------------------------------------------------------------------------------------------------------

                                                                                                       Deficit
                                                         Preferred                                  Accumulated
                                     Preferred Stock        Stock            Common Stock              During
                                 ----------------------- Subscription    ------------------------    Development
                                   Shares      Amount     Receivable     Shares       Amount            Stage        Total
                                 -----------------------------------------------------------------------------------------


Issuance of common stock for:
  Cash (.52)                               -           -             -   12,776,233    6,686,000            -    6,686,000
  Investment art (.70)                     -           -             -      100,000       70,000            -       70,000
  Property and equipment (.58)             -           -             -       58,410       34,000            -       34,000
  Accounts payable (.48)                   -           -             -      303,883      147,000            -      147,000
  Accrued expenses (.83)                   -           -             -      212,734      177,000            -      177,000
  Long-term debt (.49)                     -           -             -    1,090,010      537,000            -      537,000
  Services (1.06)                          -           -             -       15,146       16,000            -       16,000
  Interest expense (.71)                   -           -             -       43,847       31,000            -       31,000

Issuance of common stock
options for:
  Cash                                     -           -             -            -        5,000            -        5,000
  Property and equipment                   -           -             -            -       13,000            -       13,000
  Accounts payable                         -           -             -            -        7,000            -        7,000

Cancellation of stock options in
  exchange for deposits                    -           -             -            -     (295,000)                 (295,000)

Net loss                                   -           -             -            -            -    (8,796,000) (8,796,000)
                                 -----------------------------------------------------------------------------------------

Balance, June 30, 2000                     -           -             -   72,445,064   21,991,000   (26,185,000) (4,194,000)

Issuance of Class A preferred stock
for subscription receivable       10,000,000  10,000,000   (10,000,000)           -            -            -            -

Accrued interest on subscription
receivable                                 -                  (323,000)           -            -            -     (323,000)

Issuance of common stock for:
  Cash (.44)                               -           -             -   17,606,815    7,761,000            -    7,761,000
  Deferred offering costs (1.00)           -           -             -       10,000       10,000            -       10,000
  Investment aircraft (.50)                -           -             -      280,000      140,000            -      140,000
  Commissions                              -           -             -       69,333            -            -            -
  Accounts payable (1.04)                  -           -             -       10,571       11,000            -       11,000
  Related party note receivable (.70)      -           -             -       14,286       10,000            -       10,000
  Services and expenses (.40)              -           -             -      360,117      145,000            -      145,000
  Interest expense(.99)                    -           -             -      595,126      590,000            -      590,000
  Deposit converted to stock (.97)         -           -             -      260,375      253,000            -      253,000
  Employer contribution
    to 401(k) (.90)                        -           -             -       55,641       50,000            -       50,000

(Note - per share data is included in parenthesis)

-------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-6

                                                                             GROEN BROTHERS AVIATION, INC.
                                                                             (A Development Stage Company)
                                                           Consolidated Statement of Stockholders' Deficit
                                                                                                 Continued

-------------------------------------------------------------------------------------------------------------------


                                                                                                       Deficit
                                                         Preferred                                  Accumulated
                                     Preferred Stock        Stock            Common Stock              During
                                 ----------------------- Subscription    ------------------------    Development
                                   Shares      Amount     Receivable     Shares       Amount            Stage        Total
                                 -----------------------------------------------------------------------------------------

Other changes in
stockholders' deficit:
     Deferred offering costs              -            -             -            -      847,000            -       847,000
     Put options                          -            -             -            -      250,000            -       250,000
     Options for services                 -            -             -            -       17,000            -        17,000
     Commissions                          -            -             -            -     (569,000)           -      (569,000)
     Redemption of common
       stock for investment art (.45)     -            -             -      (44,861)     (20,000)           -       (20,000)

Net loss                                  -            -             -            -            -   (11,283,000) (11,283,000)
                                ------------------------------------------------------------------------------------------

Balance, June 30, 2001            10,000,000  $10,000,000  $(10,323,000) 91,662,467  $31,486,000  $(37,468,000) $(6,305,000)
                                --------------------------------------------------------------------------------------------

(Note - per share data is included in parenthesis)

-------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-7

                                                                             GROEN BROTHERS AVIATION, INC.
                                                                             (A Development Stage Company)
                                                                      Consolidated Statement of Cash Flows

                                                               Years Ended June 30, and Cumulative Amounts
----------------------------------------------------------------------------------------------------------



                                                                                            Cumulative
                                                              2001             2000           Amounts
                                                        --------------------------------------------------
Cash flows from operating activities:
   Net loss                                                 $ (11,283,000)  $  (8,796,000)  $  (35,600,000)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization expense                        366,000         331,000        1,195,000
     Common stock issued for services and expenses                145,000          16,000        1,591,000
     Common stock issued for interest                             590,000          31,000          621,000
     Common stock issued for employer
       contribution to 401(k)                                      50,000               -           50,000
     Stock warrants and options issued for services                17,000               -           31,000
     Interest accrued against subscription receivable            (323,000)              -         (323,000)
     Interest accrued against related party note receivable       (13,000)              -          (13,000)
     Artwork for royalty and other expenses                       150,000               -          150,000
     Loss on disposal of assets                                         -          18,000           44,000
     (Increase) decrease in:
       Prepaid expenses                                           (59,000)        260,000          (65,000)
     Increase (decrease) in:
       Accounts payable                                           497,000        (971,000)       1,122,000
       Accrued expenses                                           750,000         600,000        2,424,000
       Deposits                                                   340,000       1,816,000        2,156,000
                                                        --------------------------------------------------

         Net cash used in
         operating activities                                  (8,773,000)     (6,695,000)     (26,617,000)
                                                        --------------------------------------------------

Cash flows from investing activities:
   Purchase of property and equipment                            (428,000)       (403,000)      (1,405,000)
   Sale of property and equipment                                       -          12,000        2,212,000
   Issuance of related party notes receivable                     (74,000)        (94,000)        (200,000)
   Collections on related party receivables and advances            3,000               -            8,000
   Proceeds from art sale                                               -          37,000           39,000
                                                        --------------------------------------------------

         Net cash (used in) provided by
         investing activities                                    (499,000)       (448,000)         654,000
                                                        --------------------------------------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-8

                                                                             GROEN BROTHERS AVIATION, INC.
                                                                             (A Development Stage Company)
                                                                      Consolidated Statement of Cash Flows
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------

                                                                                            Cumulative
                                                              2001             2000           Amounts
                                                        --------------------------------------------------
Cash flows from financing activities:
   Proceeds from short-term notes payable                         100,000               -          110,000
   Proceeds from long-term debt                                         -               -        1,352,000
   Reduction of long-term debt                                          -        (130,000)        (251,000)
   Increase in capital lease obligation                           221,000         339,000        1,447,000
   Reduction of capital lease obligation                         (265,000)       (341,000)      (1,012,000)
   Proceeds from related party notes payable                    1,970,000         270,000        2,729,000
   Reduction of related party notes payable                      (270,000)              -         (387,000)
   Proceeds from issuance of common stock                       7,761,000       6,686,000       22,333,000
   Payment of commissions related to issuance of
     common stock                                                (543,000)                        (543,000)
   Payment of deferred offering costs                             (10,000)              -          (10,000)
   Proceeds from issuance of call options                               -           5,000           55,000
   Proceeds from issuance of put options                          250,000               -          250,000
                                                        --------------------------------------------------

         Net cash provided by
         financing activities                                   9,214,000       6,829,000       26,073,000
                                                        --------------------------------------------------

         Net (decrease) increase in cash                          (58,000)       (314,000)         110,000

Cash, beginning of period                                         174,000         488,000            6,000
                                                        --------------------------------------------------

Cash, end of period                                     $         116,000   $     174,000   $      116,000
                                                        --------------------------------------------------


----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-9

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements

                                                                   June 30, 2001
--------------------------------------------------------------------------------

1.   Organization        Organization and Principles of Consolidation
     and                 The  consolidated   financial  statements  include  the
     Summary of          accounts  of Groen  Brothers  Aviation,  Inc.,  and its
     Significant         wholly-owned  subsidiary  Groen Brothers  Aviation USA,
     Accounting          Inc.  (formerly  Sego Tool,  Inc.)  (collectively,  the
     Policies            Company).  All  significant  intercompany  balances and
                         transactions have been eliminated. The primary business purpose of the Company is to manufacture and market the "gyroplane."

                         Development Stage Company
                         Effective July 1, 1993, the Company is considered a development stage Company as defined in SFAS No.7. The Company's development stage activities consist of the development and FAA certification of the Hawk Gyroplane. Sources of financing for these development stage activities have been primarily debt and equity financing. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

                         Concentration of Credit
                         The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

                         Cash and Cash Equivalents
                         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

                         Investment Assets Held For Resale
                         The Company holds investment art and an investment aircraft for resale. The Company carries the investment assets at the lower of cost or market.


--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization        Deferred Offering Costs
     and                 Deferred  offering costs  represent  origination  costs
     Summary of          incurred to obtain equity financing.  Deferred offering
     Significant         costs  will  be  reduced   "dollar-for-dollar"  against
     Accounting          common  stock as the equity  financing  is  realized or
     Policies            charged to expense should they exceed the actual equity
     Continued           received.

                         Property and Equipment
                         Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed under an accelerated method based on the estimated useful lives of the assets or term of the lease. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized in operations for the period. The cost of maintenance and repairs is charged to operations as incurred. Significant renewals and betterments are capitalized.

                         Deposits
                         Deposits consist of amounts received from the Company's authorized dealers on aircraft in anticipation of full-scale production of the Company's gyroplane. The deposit guarantees a delivery sequence number and represents a percentage of the total purchase price. The Company has also issued common stock to dealers. These costs have been charged to interest expense as incurred.

                         Income Taxes
                         The Company accounts for income taxes according to the asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization        Advertising
     and                 Advertising  costs are  non-direct  in nature,  and are
     Summary of          expensed  over the  periods  in which  the  advertising
     Significant         takes place.  Advertising  expense totaled $393,000 and
     Accounting          $231,000  for the years  ended June 30,  2001 and 2000,
     Policies            respectively.
     Continued
                         Research and Development
                         Research   and   development   costs  are  expensed  as
                         incurred.

                         Loss Per Common and Common Equivalent Share
                         The computation of basic loss per common share is computed using the weighted average number of common shares outstanding during each year.

                         The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 30,117,521 and 14,699,721 shares of common stock at prices ranging from $.09 to $3.00 were outstanding at June 30, 2001 and 2000, respectively. Common stock equivalents arising out of convertible debt agreements totaling 2,603,532 and 317,187, with conversion prices ranging from $.60 to $1.25, and common stock equivalents arising out of convertible preferred stock totaling 40,000,000 and 0, with a conversion price of $1.00, were also outstanding during the years ended June 30, 2001 and 2000, respectively. Common stock equivalents were not included in the diluted loss per share calculation because the effect would have been antidilutive.

                         Impairment of Long-Lived Assets
                         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.


--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization        Accounting Estimates
     and                 The  preparation of financial  statements in conformity
     Summary of          with accounting  principles  generally  accepted in the
     Significant         United  States of America  requires  management to make
     Accounting          estimates  and  assumptions  that  affect the  reported
     Policies            amounts of assets and  liabilities  and  disclosure  of
     Continued           contingent  assets and  liabilities  at the date of the
                         financial   statements  and  the  reported  amounts  of
                         revenues  and  expenses  during the  reporting  period.
                         Actual results could differ from those estimates.

                         Reclassification
                         Certain   amounts   in   the   consolidated   financial
                         statements for 2000 have been reclassified to conform with the current year presentation.


2.   Going               The accompanying consolidated financial statements have
     Concern             been  prepared  assuming that the Company will continue
                         as a going  concern.  Because  of  recurring  operating
                         losses, the excess of current  liabilities over current
                         assets,  the stockholders'  deficit,  and negative cash
                         flows  from  operations,   the  Company's   ability  to
                         continue as a going  concern is  dependent on attaining
                         future   profitable   operations,   restructuring   its
                         financing   arrangements,   and  obtaining   additional
                         outside financing. Management anticipates that the Company will be able to obtain additional financing sufficient to fund operations during the next fiscal year, however, there can be no assurance they will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.   Related             Related   party   notes   receivable   consist  of  the
     Party Notes         following:
     Receivable

Unsecured related party notes receivable from
officers and shareholders bearing interest at 8%,
due on demand.                                            $         159,000

Unsecured related party note receivable from a
shareholder bearing interest at 12%, due on
demand.                                                              48,000
                                                          -----------------

                                                          $         207,000
                                                          -----------------


--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

4.   Investment          Investment assets consist of the following:
     Assets
                         Investment art                   $         575,000

                         Investment aircraft                        140,000
                                                          -----------------

                                                          $         715,000
                                                          -----------------

5.   Property            Property and equipment consists of the following:
     and
     Equipment           Equipment and tools              $       1,505,000
                         Computer equipment                         410,000
                         Leasehold improvements                     151,000
                         Aircraft                                    88,000
                         Furniture                                   73,000
                         Vehicles                                    42,000
                                                          -----------------

                                                                  2,269,000

                                                                 (1,243,000)
                                                          -----------------

                                                          $       1,026,000
                                                          -----------------

6.   Accrued             Accrued expenses consist of the following:
     Expenses

                         Compensation                     $       1,578,000
                         Interest                                   478,000
                         Consultants fees                           129,000
                         Commissions                                 31,000
                         Other                                       50,000
                                                          -----------------

                                                          $       2,266,000
                                                          -----------------

--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7.   Short-Term          Short-term notes payable is comprised of the following:
     Notes
     Payable

Unsecured note payable to individual
  with interest at 18%, due on demand                     $         100,000

Unsecured note payable to a company
  with interest at 15%, due on demand                                10,000
                                                          -----------------

                                                          $         110,000
                                                          -----------------

                         The individual may choose to convert outstanding principal and interest balances to common stock at a price of $.69 per share. At June 30, 2001, $100,000 of principal and interest could have been converted into 145,571 shares of the Company's common stock.

8.   Related             Related   party  notes  payable  is  comprised  of  the
     Party Notes         following:
     Payable

Unsecured notes payable to shareholders with
interest at 18%.  The notes are due on demand.            $       1,977,000

Unsecured note payable to an entity which is
owned by some of the members of senior
management.  The note bears interest at 12%
and is due on demand.                                               180,000
                                                          -----------------

                                                          $       2,157,000
                                                          -----------------

                         The shareholder related party note holders may choose to convert outstanding principal and interest balances to common stock. The prices per share range from $0.60 per share to $1.25 per share. At June 30, 2001, $2,157,000 of principal and interest could have been converted into 2,457,961 shares of the Company's common stock.

--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.   Long-Term            Long-term debt is comprised of the following:
     Debt

Unsecured notes payable to a governmental
sponsored organization due in monthly
installments of 3% of gross monthly revenues,
including interest at the prime rate plus 2% (9% at
June 30, 2001).                                           $         100,000

Capital lease obligations (see note 10)                             990,000
                                                          -----------------

                                                                  1,090,000

Less current portion                                               (469,000)
                                                          -----------------

                                                          $         621,000
                                                          -----------------



                         Future maturities of long-term debt are as follows:


                         Years Ending June 30:                   Amount
                         ---------------------            -----------------

                           2002                           $         469,000
                           2003                                     382,000
                           2004                                     128,000
                           2005                                     101,000
                           2006                                      10,000
                                                          -----------------

                                                          $       1,090,000
                                                          -----------------

--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

10.  Capital             The Company has entered into capital  lease  agreements
     Lease               with financial  institutions  for certain  property and
     Obligations         equipment.  The  assets  under  lease  are  secured  by
                         property and  equipment  and  research and  development
                         components.   Assets  held  under   capital  lease  and
                         included in property and equipment are as follows:


                         Shop equipment and tools         $         585,000
                         Accumulated amortization                  (227,000)
                                                          -----------------

                                                          $         358,000
                                                          -----------------

                         Depreciation  expense for assets under capital lease is
                         included  with  depreciation   expense  for  all  other
                         depreciable assets.


                         Future minimum lease payments are as follows:


                         Year Ending June 30,                  Amount
                         --------------------                  ------

                             2002                         $         594,000
                             2003                                   334,000
                             2004                                   154,000
                             2005                                   110,000
                             2006                                    10,000
                                                          -----------------

     Total minimum lease payments                                 1,202,000

     Less amount representing interest                             (212,000)
                                                          -----------------

     Present value of minimum lease payments              $         990,000
                                                          -----------------

                         The Company has entered into an arrangement with a shareholder in which the person has the option to make the payments on one of the capital leases on behalf of the Company in a dollar-for-dollar exchange for stock valued at $.40 per share. At June 30, 2001 and 2000, the number of shares under this option is approximately 400,000 and 887,500 shares, respectively.

--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

11.  Preferred           The  Company  has  authorized   200,000,000  shares  of
     Stock               preferred  stock  having no par  value.  There are four
                         classes of preferred stock with 50,000,000 shares authorized within each class. The rights, terms and preferences of preferred stock will be set by the Board of Directors.

                         At June 30, 2001 and 2000,  there were 10,000,000 and 0
                         shares of Class A Preferred Stock (the Shares) outstanding, respectively. The rights, terms, and preferences of the outstanding preferred shares are as follows:

                         o Each Share may cast four votes in any meetings or matters to be voted on by the shareholders of the Company.

                         o The Shares are convertible into common stock of the Company on a one-for-four (1:4) basis, at a conversion price of $1 per share. Conversion is allowed at the rate of 2,500,000 preferred for each $30 million in cumulative sales of the Company's products, for a total of $120 million in sales.

                         o The Shares are non-transferrable and non-assignable, shall have no dividend rights, and shall have the last liquidation rights, meaning that secured creditors, unsecured creditors, and the common shareholders shall all have superior liquidation priority.


12.  Subscription        During the year ended June 30, 2001,  the  President of
     Receivable          the  Company  acquired  10,000,000  shares  of  Class A
                         Preferred  Stock in exchange for a note  receivable  in
                         the amount of  $10,000,000  from the  President  of the
                         Company. The note matures in 3 years, bears an interest
                         rate of 5% per  annum,  and is  secured  by  10,000,000
                         shares  of  the  Company's  Class  A  Preferred  Stock.
                         Principal and accrued interest are due in one lump sum,
                         upon   maturity.   This  note  and  the   corresponding
                         Preferred Stock will become null and void upon the death, incapacity, or termination of employment of the Company's President. Because the note is secured by the preferred stock that it purchased, the note and related accrued interest receivable appear as a subscription receivable in the Stockholders' Deficit section of the Balance Sheet.

--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

13.  Equity              In the second fiscal quarter,  the Company  received an
     Financing           equity   investment  from  an  institutional   investor
                         (Investor A). Pursuant to the funding terms, a total of
                         12,500,000  shares  (the  Shares) of common  stock were
                         purchased  for an aggregate of $5 million.  The funding
                         agreement   includes  the  issuance  of  put  and  call
                         options, and warrants. The Shares cannot be publicly resold for a period of three years. In connection with the Share purchases, Investor A holds a put option exercisable in three years. The Company, at its option, may honor the put (if exercised) in stock or in cash.
                         If paid in stock, the exercise price is at $2.00 per share and the number of shares to be issued would be based on the average bid price for the twenty trading days prior to the put. If paid in cash, the exercise price is $1.60 per share. Additionally, the Company holds a call option to repurchase the Shares at anytime from issuance to twenty-four months following issuance at $1.20 per share, from twenty-four to thirty months at $1.40 per share and from thirty months to thirty-six months at $1.60 per share. Investor A was also issued warrants in the amount of 1,250,000 shares which are exercisable at the average bid price for the twenty trading days prior to the time of issuance (between
                         $.81 and $.90 per share).

                         The purchase rights allow Investor A the option to participate in any securities issuance under the same price, terms, and conditions offered in that issuance, limited to the purchase of securities sufficient to preserve the Purchaser's percentage interest in the Company's equity on a diluted basis. Certain stock issuances such as qualified public offerings are excluded. Investor A must own at least 100,000 shares of common stock to exercise such right.

                         The co-sale rights allow Investor A the option to participate in any transfer of common shares proposed by certain officers and shareholders of the Company under the same price, terms, and conditions offered in that transfer.

                         According to these agreements, certain officers and shareholders of the Company are restricted from selling, pledging, transferring, or conveying any of their shares of common stock for three years.


--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

13.  Equity              If the Company  issues  shares of common  stock at less
     Financing           than $0.40 per share, additional shares of common stock
     Continued           shall be  issued to  Investor  A in  accordance  with a
                         specified formula.

                         In the second fiscal quarter, the Company received an equity investment from a private investor (investor B). Pursuant to the funding terms, a total of 1,625,000 shares of common stock were purchased for an aggregate of $650,000. The funding agreement includes the issuance of put and call options, and warrants. The shares cannot be publicly resold for a period of three years. In connection with the share purchase, Investor B holds a put option exercisable in three years. The
                         Company, at its option, may honor the put (if exercised) in stock or in cash, at an exercise price of $1.60 per share. Pursuant to the put option, if the client redeems the shares with stock and within six months of such redemption issues shares in a public offering for less than $1.60 per share, the client agrees to issue additional shares to Investor B such that Investor B's effective exercise price is the price per share offered in the public offering. Additionally, the Company holds a call option which allows the Company to repurchase the shares at any time from issuance to twenty-four months following issuance at $1.20 per share, from twenty-four to thirty months at $1.40 per share, and from thirty months to thirty-six months at $1.60 per share.

--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

13.  Equity              In the fourth fiscal  quarter,  the Company  received a
     Financing           binding  commitment  from  an  institutional   investor
     Continued           (Investor  C) to  provide  up to $50  million in equity
                         financing.  Over the next three years, the Company will
                         have the right to obtain as much as $50 million through
                         the  issuance of common stock to Investor C in a series
                         of periodic draw-downs.  The timing, dollar amount, and
                         minimum price per share of each  draw-down,  are at the
                         sole  discretion  of the  Company,  subject  to certain
                         contractual  provisions  which include volume and price
                         limitations.  On the initial  closing date, the Company
                         issued to  Investor C three  warrants to purchase up to
                         1,700,000  warrant  shares,   in  the  aggregate.   The
                         exercise price of 850,000 warrant shares shall be 105% of the average of the closing bid prices during the fifteen trading days immediately prior to the initial closing date ($.80). The exercise price of 425,000 warrant shares shall be equal to $2.00 and the exercise price of the remaining 425,000 warrant shares shall be equal to $3.00. The minimum investment amount for any draw-down shall be $100,000 and the maximum investment amount as to each draw-down shall be 6% of the EQY weighted average price field (as reported on Bloomberg
                         Financial L.P. using the BLPH function) for the common stock for the sixty calendar day period immediately prior to the applicable commencement date multiplied by the total trading volume in respect of the common stock for such period. This commitment is subject to the effectiveness of a registration statement to be filed with the Securities and Exchange Commission covering the resale of the shares covered by the equity line and certain related warrants. The Company may not make a draw- down to the extent that it would cause Investor C to have beneficial ownership of greater than 9.9% of the outstanding shares of common stock. The Company may not issue unrestricted stock at a discount unless the issuance is a qualified public offering or is consented to in writing by Investor C.

--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

14.  Stock               Under the  Company's ISO 2000 stock option plan (Plan),
     Option Plan         there are 30 million  shares  that are  authorized  for
                         stock    options.    The   Company   may   issue   both
                         non-qualifying  stock options and qualifying  incentive
                         stock options. All stock options have an exercise price
                         that is not less than 100  percent  of the fair  market
                         value on the date of the grant.  While expiration dates
                         vary on  particular  grants,  no stock  options  may be
                         exercised  more than ten years after the date of grant.
                         Qualifying  incentive stock options are granted only to
                         employees, while non- qualifying options may be granted
                         to   employees,   directors   of   the   Company,   and
                         non-employees.  Shares  issued  under  the Plan will be
                         "restricted"   as  defined  under  the  Securities  and
                         Exchange Commission Rule 144.

15.  Stock Options       A summary of the  Company's  stock options and warrants
     and Stock-          are as follows:
     Based
     Compensation
                                          Number
                                      of Options and         Range of
                                         Warrants        Exercise Prices
                                    ---------------------------------------

Outstanding at June 30, 1999                 13,827,031      $   .09 - 2.00
     Granted                                  1,128,176          .40 - 1.41
     Exercised                                 (184,236)         .22 -  .55
     Expired                                    (71,250)                .40
                                    ---------------------------------------
Outstanding at June 30, 2000                 14,699,721          .09 - 2.00
     Granted                                 19,400,000          .79 - 3.00
     Exercised                                 (517,500)         .40 -  .50
     Canceled                                (1,400,000)        1.00 - 1.09
     Expired                                 (2,065,000)               2.00
                                    ---------------------------------------
Outstanding at June 30, 2001                 30,117,521      $   .09 - 3.00
                                    ---------------------------------------

--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

15.  Stock Options       The Company has adopted the disclosure-only  provisions
     and Stock-          of Statement of Financial  Accounting  Standards (SFAS)
     Based               No.  123,  Accounting  for  Stock-Based   Compensation.
     Compensation        Accordingly,  no compensation  cost has been recognized
     Continued           in the financial  statements for stock options  granted
                         to employees. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as indicated below:

                                   Years Ended June 30,          Cumulative
                            ---------------------------------------------------
                                  2001             2000            Amounts
                            ---------------------------------------------------

Net loss - as reported      $   (11,283,000)  $   (8,796,000)  $   (35,600,000)
Net loss - pro forma        $   (22,876,000)  $   (8,910,000)  $   (52,607,000)
Loss per share -
as reported                 $          (.13)  $         (.13)  $          (.78)
Loss per share -
pro forma                   $          (.27)  $         (.13)  $         (1.15)
                            ---------------------------------------------------

                         The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                         June 30,
                                            -----------------------------------
                                                   2001             2000
                                            -----------------------------------

Expected dividend yield                     $              -    $           -
Expected stock price volatility                           85 %            150 %
Risk-free interest rate                                  4.6 %            5.0 %
Expected life of options                          .5 - 5 years      3 - 5 years
                                            -----------------------------------

                         The weighted average fair value of options and warrants granted during 2001 and 2000 was $.69 and $.87, respectively.

--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

15.  Stock Options       The following table summarizes  information about stock
     and Stock-          options and warrants outstanding at June 30, 2001:
     Based
     Compensation
     Continued
                                                       Options and Warrants
          Options and Warrants Outstanding                   Exercisable
--------------------------------------------------------------------------------
                                          Weighted
                                           Average
                             Weighted     Remaining                  Weighted
   Range of                   Average    Contractual                 Average
   Exercise      Number      Exercise       Life        Number       Exercise
    Prices     Outstanding     Price       (Years)    Exercisable     Price
--------------------------------------------------------------------------------

$ 0.09 - 0.40    6,502,500   $ 0.14         2.05       6,502,500    $     0.14
  0.50 - 0.90    4,513,514     0.66         3.01       4,513,514          0.66
  1.00 - 1.41   17,229,840     1.02         5.29       4,229,840          1.01
  2.00 - 3.00    1,871,667     2.23         1.51       1,871,667          2.23
--------------------------------------------------------------------------------

$ 0.09 to 3.00  30,117,521   $ 0.85         4.01      17,117,521    $     0.75
--------------------------------------------------------------------------------


16.  Income Taxes        The benefit for income  taxes  differs  from the amount
                         computed at the federal statutory rate as follows:

                                 Years Ended June 30,
                           --------------------------------    Cumulative
                                 2001            2000          Amounts
                           ------------------------------------------------

Income tax benefit at
  federal statutory rate   $      3,836,000   $   2,990,000   $ (12,739,000)
Change in valuation
  allowance                      (3,836,000)     (2,990,000)    (12,739,000)
                           ------------------------------------------------

                           $              -   $           -   $           -
                           ------------------------------------------------

--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

16.  Income Taxes         Deferred tax assets (liabilities) are as follows:
     Continued

Net operating loss carryforwards                          $      12,146,000
Research and development credit carryforward                        593,000
Valuation allowance                                             (12,739,000)
                                                          -----------------

                                                          $              -
                                                          -----------------

                         At June 30, 2001, the Company has net operating loss carryforwards available to offset future taxable income of approximately $35,723,000 which will begin to expire in 2006. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.

                         Due to uncertainties surrounding the realization of the carryforwards, a valuation allowance has been established to offset the net deferred income tax asset resulting from such carryforwards.


17.  Supplemental        During the year ended June 30, 2001, the Company:
     Cash Flow
     Information         o   Exchanged  $496,000 of artwork to retire  long-term
                             debt of $150,000, accrued interest of $196,000 and royalties of $150,000.

                         o Retired 44,861 shares of common stock in exchange for $20,000 of investment art held for sale.

                         o Issued 10,571 shares of the Company's common stock to retire accounts payable of $11,000.

                         o Converted a $20,000 related party note payable, with $18,000 converted to a deposit on aircraft and $2,000 clearing a related party note receivable.

                         o Issued 260,375 shares of its common stock in exchange for return of a deposit of $253,000.


--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

17.  Supplemental        o   Issued  10,000,000  shares  of  preferred  stock in
     Cash Flow               exchange for a $10,000,000  subscription receivable
     Information             from an officer of the Company.
     Continued
                         o   Issued   14,286  shares  of  its  common  stock  in
                             exchange  for  a  related  party  note   receivable
                             totaling $10,000.

                         o Issued 280,000 shares of its common stock in exchange for an aircraft investment asset with a fair market value of $140,000.

                         o Issued 69,333 shares of its common stock in payment of commissions related to the issuance of common stock.

                         o Issued a $27,000 related party note payable to a shareholder in exchange for a $27,000 payment on a capital lease.

                         o Issued 10,000 shares of its common stock valued at $10,000 and warrants to purchase 846,508 shares of its common stock valued at $847,000 as payment for $857,000 in deferred offering costs.

                         o   Increased accrued expenses $26,000 for commissions.

                         During the year ended June 30, 2000, the Company:

                         o Issued 100,000 shares of common stock in exchange for investment art valued at $70,000.

                         o Issued 40,110 shares of common stock and exchanged investment art valued at $80,000 for property and equipment of $96,000.

                         o Acquired property and equipment in exchange for long-term debt of $152,000.

                         o Issued 18,300 shares of common stock in exchange for property and equipment valued at $18,000.


--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

17.  Supplemental        o   Issued  1,393,893  shares of common stock to retire
     Cash Flow               long-term debt of $537,000 and accounts  payable of
     Information             $147,000.
     Continued
                         o   Issued  stock  options in exchange for property and
                             equipment of $13,000.

                         o Recorded deposits of $295,000 in exchange for the cancellation of stock options.

                         o Issued stock options in satisfaction of accounts payable of $7,000.

                         o   Issued   212,734   shares   of   common   stock  in
                             satisfaction of accrued expenses of $177,000.

                         o Recorded deposits in satisfaction of long-term debt of $513,000.

                         Actual amounts of cash paid for:


                                  Years Ended June 30,
                           -----------------------------------   Cumulative
                                 2001              2000            Amounts
                           -----------------------------------------------------

     Interest              $         113,000  $      168,000     $    402,000
                           -----------------------------------------------------

     Income taxes          $               -  $            -     $          -
                           -----------------------------------------------------


--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

18.  Operating           The Company  leases  certain  property  and  facilities
     Lease               under noncancellable  operating leases.  Future minimum
     Obligations         rental  payment  required  under  these  leases  are as
                         follows:

                         Year Ending June 30,                   Amount
                         --------------------                   ------

                               2002                       $         148,000
                               2003                                   5,000
                               2004                                   4,000
                                                          -----------------

     Present value of minimum lease payments              $         157,000
                                                          -----------------

                         Rental expenses for noncancellable operating leases were $265,000 and $284,000 for the years ended June 30, 2001 and 2000, respectively.


19.  401(k)              Through the staff leasing service that it employs,  the
     Savings Plan        Company  has  a  401(k)  Plan  (the  Plan)  to  provide
                         retirement and  incidental  benefits for its employees.
                         Employees may contribute from 1% to 15% of their gross pay to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The
                         Company may contribute a matching contribution at a rate set by the Board of Directors. The Plan operates on a calendar year basis. In fiscal year 2001, and based on contributions by employees during calendar year 2000, the Company made a matching contribution to the Plan in the form of 55,641 shares of its common stock valued at $50,000. Shares issued under the Plan will be "restricted" as defined under the Securities and Exchange Commission Rule 144.

20.  Commitments         In June 2001,  the Company  entered  into an  agreement
     and                 with an  investor  relations  and media  communications
     Contingencies       firm.  Under the  terms of the  contract,  the  Company
                         shall pay the firm $9,000 per month, and will issue to the firm 50,000 options at an exercise price of $0.79.
                         The  Company  may  terminate  the  contract in December
                         2001. If not terminated, the contract will continue until June 2002.

--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

20.  Commitments         In June 2001,  the Company  entered  into an  agreement
     and                 with a brokerage firm. Under the terms of the contract,
     Contingencies       the  Company  shall  pay the firm  $5,000  per month in
     Continued           cash,  stock or other agreed value. The initial term of
                         the contract is three months, and the Company may extend the contract.

                         The Company has entered into employment agreements with certain officers of the Company. The employment agreements can be terminated at any time. Upon termination, the Company retains all rights to the gyroplane and the related technology and the officers have a covenant not to compete for a period of three years. Royalty payments of 1% of the gross sales price of the gyroplane are to be paid to the inventors who are also officers of the Company.

                         The  Company  has  various   agreements  to  compensate
                         individuals and companies for securing debt and equity financing for the Company.


21.  Fair Value of       The Company's  financial  instruments  consist of cash,
     Financial           receivables,  payables, and notes payable. The carrying
     Instruments         amount of cash,  receivables and payables  approximates
                         fair value because of the short-term nature of these items. The aggregate carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

22.  Recent              In March 2000, the Financial Accounting Standards Board
     Accounting          issued  Interpretation  No. 44 ("FIN 44"),  "Accounting
     Pronounce-          for Certain Transactions  Involving Stock Compensation,
     ments               an  Interpretation  of  APB  Opinion  No.  25".  FIN 44
                         clarifies the application of Opinion No. 25 for (a) the
                         definition of employee for purposes of applying Opinion
                         No. 25, (b) the criteria for determining whether a plan
                         qualifies   as  a   non-compensatory   plan,   (c)  the
                         accounting  consequence of various modifications to the
                         terms of a previously  fixed stock option or award, and
                         (d)  the   accounting   for  an   exchange   of   stock
                         compensation awards in a business  combination.  FIN 44
                         became effective July 1, 2000, but certain  conclusions
                         cover specific  events that occur after either December
                         15, 1998, or January 12, 2000.  FIN 44 had no effect on
                         the  Company's   consolidated   financial  position  or
                         results of operations.


--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

22.  Recent              The Company has adopted Staff  Accounting  Bulletin No.
     Accounting          101  (SAB  101"),   Revenue  Recognition  in  Financial
     Pronounce-          Statements, which provides guidance on the recognition,
     ments               presentation,  and  disclosure  of revenue in financial
     Continued           statements  filed with the SEC.  SAB 101  outlines  the
                         basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The adoption of this standard in fiscal 2001 did not result in any changes to the Company's financial statements.


--------------------------------------------------------------------------------

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

Item 9.     Directors and Executive Officers of the Registrant
--------------------------------------------------------------

         The following table contains the names and ages of all Directors; all positions and offices with the Registrant held by each such person.

         Name                  Age            Positions
         ----                  ---            ---------

    David L. Groen             50        Director, President and Chief Executive
                                         Officer
    H. Jay Groen               57        Director
    James P. Mayfield          53        Director and Executive  Vice-President,
                                         and Chief Operating Officer

Term of Office

         The terms of service of Messrs. Groen and Mr. Mayfield as members of the Board of Directors continue until the next annual meeting of the stockholders, which is scheduled for December 2001. These persons' respective appointments were adopted, ratified and approved by the stockholders at a meeting for that purpose on May 20, 2000. With the exception of compliance with the duties of a director as set forth in the Articles of Incorporation or

By-laws of the Registrant or in the provisions of the Utah Business Corporation Act, there are no arrangements or understandings pursuant to which any of the foregoing persons were selected to serve on the Board of Directors of the Registrant. Each of the foregoing persons consented to serve as a director of the Registrant prior to their designation and subsequent election as such.

Family Relationships

         H. Jay Groen and David L. Groen are brothers.

Background on Directors and Officers

         David Groen is President & CEO, Treasurer, and a Director of the Registrant. Immediately prior to forming Groen Brothers Aviation, David Groen was a founding partner and Chief Financial Officer (CFO) for Seagull Recycling Company. Previously, he has held numerous executive positions in the helicopter industry with Sales and Marketing, Safety Officer, Branch Manager, and Chief Pilot responsibilities. Having extensive military and commercial experience in helicopters, Mr. Groen has logged more than 7,000 hours in rotor-wing and fixed-wing aircraft. Mr. Groen received his Certificate of Graduation in 1970 from the U.S. Army Warrant Officer Flight Training School, was awarded Army Aviator Wings and promoted to the rank of Warrant Officer. As a combat helicopter pilot and Aircraft Commander in Vietnam, he flew hundreds of combat sorties and was awarded the Air Medal and Bronze Star. He is qualified as a pilot in most American and French helicopters, and has attended Aerospatiale factory schools on the SA315B Lama and the SA316 and SA319 Alouette III helicopters. Over the years, Mr. Groen's numerous commercial helicopter missions have involved such work as EMS (emergency medical service hospital air ambulance), power line construction and patrol, topographical survey, USGS map making, wildlife management, predator control, heard management, back country tour guides, heli-skiing, forest fire fighting, long line seismic oil exploration, and wildcat on-shore and off-shore oil drilling operations. These years of commercial flying gave Mr. Groen a wealth of management and leadership experience in a variety of related fields. David Groen is co-author, along with his brother Jay, of a best selling novel entitled Huey.

         H. Jay Groen, Chairman, is a Director of the Registrant. Before joining GBA, Jay Groen co-founded Seagull Recycling Company, an organization that developed an original supply of secondary paper fiber for sale to domestic and Far East markets. Prior to this business venture, he was the President of China West, Inc., a Washington D.C. based organization representing U.S. firms in the Peoples Republic of China. In this role, Mr. Groen negotiated joint venture and trade agreements in such diverse industries as machine building, petroleum, coal, agriculture, light manufacturing, handicrafts, and forest products. Early in his career, Mr. Groen spent ten years as an Economist for the Central Intelligence Agency (CIA) doing original research on Asia, with a particular interest on the People's Republic of China. As part of his responsibilities with the CIA, Mr. Groen prepared written and oral briefs for the White House staff and members of Congress, and lectured at the National War College. Mr. Groen served in the U.S. Air Force as a Chinese Linguist in Vietnam and Asia, logging more than 100 combat missions in a special airborne intelligence function. He is the co-author, along with his brother David, of a best selling book entitled Huey, a novel about the Vietnam War. Mr. Groen has also published several other writings including: 1) "The Sweet and Sour China Market", China Under Four Modernizations; and, 2) "Buying from China", U.S.-China Economic Relations: A Reappraisal. Mr. Groen has an M.A. in Economics from Virginia Polytechnic Institute, a B.A. in Economics from the University of Utah, and a Language Certificate in Mandarin Chinese from Yale University. A private pilot with a practical background in aeronautical design, Mr. Groen has added much innovation to the Hawk Gyroplane.

         James P.  Mayfield  III, is Vice  President,  Chief  Operating  Officer
(COO), Chief of Flight Operations, and a Director of the Registrant. James Mayfield, one of only a handful of individuals certified as a gyroplane pilot examiner by the FAA, brings to GBA more than 3,300 hours of flight time in gyroplanes. As GBA's Chief Test Pilot, Mr. Mayfield was recently honored by being inducted into "The Society of Experimental Test Pilots," an elite world-wide organization of only 1,800 pilots, whose distinguished membership include Chuck Yeager, Deke Slayton, Scott Crossfield and Jimmy Doolittle II. Mr. Mayfield has logged more than 14,900 total hours flight time that includes extensive experience test flying a wide range of aircraft. A career U.S. Marine Corps officer, Mr. Mayfield retired from the Marines in 1989 following nearly 25 years of distinguished service and leadership experience. His last tour of duty was in the Operations Department at Camp Pendleton, California, responsible for the safety and security of Special Weapons in the Pacific region. With a staff of 400 people reporting to him, he was responsible for training, outfitting, and evaluating the First Marine Division (30,000 Marines) in Special Weapons employment and defense. Mr. Mayfield possesses two baccalaureate degrees, one in psychology and a second in sociology, bestowed by the University of New York.

Item 10.  Executive Compensation
--------------------------------

         No director or executive officer of the Registrant received cash compensation in excess of $100,000 during the past fiscal year. David Groen holds options of 150,000 shares at $1.10 per share to be purchased by 2005, options of 1,475,000 shares at $.09 per share to be purchased by 2003, options of 25,000 shares at $.50 per share to be purchased by 2004, and options of 2,000,000 at $1.00 per share to be purchased by 2003. Jay Groen holds options of 2,475,000 shares at $.09 per share to be purchased by 2003, options of 25,000 shares at $.50 per share to be purchased by 2004, and options of 2,000,000 at $1.00 per share to be purchased by 2003. James Mayfield holds options of 3,150,000 shares at $1.10 per share to be purchased by 2005, options of 1,000,000 shares at $.09 per share to be purchased by 2003, options of 500,000 shares at $.50 per share to be purchased by 2004, options of 500,000 shares at $.50 per share to be purchased by 2003, and options of 25,000 shares at $.50 per share to be purchased by 2004. JoRene Bishop holds options of 225,000 shares at $1.00 per share to be purchased by 2007, options of 10,000 shares at $.50 to be purchased by 2004.

Item 11.  Security Ownership of Certain Beneficial Owners and
-------------------------------------------------------------
              Management
              ----------

         The following shows the shares of common stock owned as of June 30, 2001, by all the Directors and Officers individually and as a group. No individual investors, other than those shown, own more than five percent of the outstanding common stock. Each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned.


Name  and  Address                            Common Shares          Percent of
of Beneficial Owner                             Ownership              Common
-------------------                           -------------          ----------

David Groen, President                          10,740,584              11.71
2640 California Avenue
Salt Lake City, UT 84104

Jay Groen, Director                              5,512,502               6.01
2640 California Avenue
Salt Lake City, UT 84104

James P. Mayfield, Vice President                   70,760               0.01
2640 W. California Avenue
Salt Lake City, UT 84104

JoRene Bishop, Secretary                           258,323               0.07
2640 W. California Avenue
Salt Lake City, UT 84104

All Officers and Directors                      16,582,169              18.09

Lyle Campbell                                    4,519,585               4.93
c/o Chapman & Cutler
111 W. Monroe Street
Chicago, IL 60603

Epsilon Global Active Value Fund, LTD,          12,500,000              13.63
Epsilon Investment Management, LLC,
Capital Strategies Fund, LTD, and
Steve G. Stevanovich
7280 W. Palmetto Park Rd.
Suite 310
Boca Raton, FL 33433

         In addition to the above, David Groen, President, owns 10,000,000 shares of the Company's Class A, Preferred Stock. This is 100% of the outstanding shares of that class of stock. The rights, terms, and preferences are as follows:

C Each Share may cast four votes in any meetings or matters to be voted on by the shareholders of the Company.

C The Shares are convertible into common stock of the Company on a one-for-four (1:4) basis, at a conversion price of $1 per share of common stock. Conversion is allowed at the rate of 2,500,000 preferred for each $30 million in cumulative sales of the Company's products, for a total of $120 million in sales.

C The Shares are non-transferrable and non-assignable, shall have no dividend rights, and shall have the last liquidation rights, meaning that secured creditors, unsecured creditors, and the common shareholders shall all have superior liquidation priority.

         The above does not include common stock options owned by David Groen, Jay Groen, James Mayfield, and JoRene Bishop that could have been purchased as of June 30, 2001, to purchase 3,500,000 shares, 4,500,000 shares, 2,025,000, and
10,000 shares respectively. If such shares were purchased, their ownership would equal 12.04 percent, 8.47 percent, 1.77 percent, and 0.23 percent respectively.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The Company owes $180,000, plus accrued interest, to a company owned by Directors Jay and David Groen.

         The Company holds a note receivable in the amount of $10,000,000 from David Groen, the President of the Company. The note matures in 3 years, bears an interest rate of 5% per annum, and is secured by 10,000,000 shares of the Company's Class A Preferred Stock. Principal and accrued interest are due in one lump sum, upon maturity. Because the note is secured by the preferred stock that it purchased, the note appears as a Subscription Receivable in the Stockholders' Deficit section of the Balance Sheet.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a) (1) The following financial statements are included in Part II: Report of Independent Certified Public Accountants

                                                                        Page
                                                                        ----

         Independent auditors' report of Tanner + Co.                    F-1

         Financial statements:

              Consolidated balance sheet                                 F-2

              Consolidated statement of operations                       F-3

              Consolidated statement of stockholder's deficit            F-4

              Consolidated statement of cash flows                       F-8

              Notes to consolidated financial statements                 F-10

                                   Signatures
                                   ----------

         Pursuant to the requirements of Section or 15 (d) of the Securities Exchange Act of 1934, Groen Brothers Aviation, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                          Groen Brothers Aviation, Inc.



           s/David L. Groen                       Date:   October 11, 2001
         ---------------------------              --------------------------
         David L. Groen, President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


           /s/H. Jay Groen                        Date:   October 11, 2001
         ---------------------------              --------------------------
         H. Jay Groen, Director


           /s/David L. Groen                      Date:   October 11, 2001
         ---------------------------              --------------------------
         David L. Groen, Director


           /s/James P. Mayfield                   Date:   October 11, 2001
         ---------------------------              --------------------------
         James P. Mayfield, Director