Form 10QSB
period 2001-09-30
GROEN BROTHERS AVIATION INC /UT/
filed 2001-11-19
CIK 870743

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001



                          Commission file number 018958

                          GROEN BROTHERS AVIATION, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

        Utah                                                    87-0376766
------------------------------                              ------------------
State or other jurisdiction of                               I.R.S. Employer
Incorporation or organization                               Identification No.

2640 W. California Ave., Suite A
Salt Lake City, Utah                                               84104
--------------------------------------                            --------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                               Outstanding at
      Class                                                September 30, 2001
--------------------------                                 ------------------
Common Stock, No Par Value                                      92,342,756

                   Page 1 of 17 consecutively numbered pages.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheet,
            September 30, 2001 (unaudited).....................................3

            Consolidated Statement of Operations for the three months
            ended September 30, 2001 and 2000, and cumulative amounts
            since development stage (unaudited)................................4

            Consolidated Statement of Cash Flows for the three months
            ended September 30, 2001 and 2000, and cumulative amounts
            since development stage (unaudited)................................5

            Notes to Consolidated Financial Statements.........................8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................11


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................15

Item 2.  Changes in the Securities of the Company.............................15

Item 3.  Defaults Upon Senior Securities......................................15

Item 4.  Submission of Matters to a Vote of Security Holders..................15

Item 5.  Other Information....................................................15

Item 6.  Exhibits and Reports on Form 8-K.....................................15

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

                                          Consolidated Balance Sheet (Unaudited)

--------------------------------------------------------------------------------

                                                                September 30,
                                                                     2001
                                                               ----------------
       Assets

Current assets:
  Cash                                                         $         23,000
  Accounts receivable                                                    15,000
  Related party notes receivable                                        176,000
  Prepaid expenses                                                       94,000
                                                               ----------------

         Current assets                                                 308,000

Investment assets                                                       575,000
Deferred offering costs                                                 867,000
Property and equipment, net                                             967,000
                                                               ----------------

         Total assets                                          $      2,717,000
                                                               ----------------

-------------------------------------------------------------------------------

       Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                                             $      1,210,000
  Accrued expenses                                                    2,671,000
  Short-term notes payable                                              300,000
  Related party notes payable                                         3,172,000
  Current portion of long-term debt                                     526,000
                                                               ----------------

         Total current liabilities                                    7,879,000

Long-term debt                                                          539,000
Deposits                                                              2,779,000
                                                               ----------------

         Total liabilities                                           11,197,000
                                                               ----------------

Commitments and contingencies                                                 -

Stockholders' deficit:
  Common stock, no par value, 200,000,000 shares authorized;
    92,342,756 shares issued and outstanding                         32,005,000
  Class A preferred stock, no par value, 200,000,000 shares
    authorized; 10,000,000 shares issued and outstanding
    (aggregate liquidation preference of $0)                         10,000,000
  Class A preferred stock subscription receivable                   (10,000,000)
  Interest on subscription receivable                                  (449,000)
  Deficit accumulated during the development stage                  (40,036,000)
                                                               ----------------

         Total stockholders' deficit                                 (8,480,000)
                                                               ----------------

         Total liabilities and stockholders' deficit           $      2,717,000
                                                               ----------------

--------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.



                                                                               GROEN BROTHERS AVIATION, INC.
                                                                               (A Development Stage Company)

                                                           Consolidated Statements of Operations (Unaudited)

------------------------------------------------------------------------------------------------------------


                                                                    Three Months Ended          Cumulative
                                                                      September 30,           Amounts Since
                                                              ------------------------------   Development
                                                                   2001           2000             Stage
                                                              ----------------------------------------------
Income:
    Related party interest                                    $         4,000  $           -  $     340,000
    Interest and other                                                  1,000          9,000        229,000
                                                              ----------------------------------------------

           Total income                                                 5,000          9,000        569,000
                                                              ----------------------------------------------

Costs and expenses:
    Research and development                                        1,472,000      1,485,000     24,310,000
    General and administrative                                        886,000      1,188,000     12,414,000
    Interest expense                                                  214,000         63,000      2,012,000
                                                              ----------------------------------------------

           Total costs and expenses                                 2,572,000      2,736,000     38,736,000
                                                              ----------------------------------------------

    Net loss before income taxes                                   (2,567,000)    (2,727,000)   (38,167,000)

Provision for income taxes                                                  -              -              -
                                                              ----------------------------------------------

           Net loss                                           $    (2,567,000) $  (2,727,000) $ (38,167,000)
                                                              ----------------------------------------------

Net loss per share - basic and diluted                        $          (.03) $        (.04) $        (.81)
                                                              ----------------------------------------------

Weighted average common and common
  equivalent shares - basic and diluted                            92,123,000     73,088,000      46,835,000
                                                              ----------------------------------------------

------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                                                               GROEN BROTHERS AVIATION, INC.
                                                                               (A Development Stage Company)

                                                           Consolidated Statements of Cash Flows (Unaudited)

------------------------------------------------------------------------------------------------------------


                                                                    Three Months Ended          Cumulative
                                                                      September 30,           Amounts Since
                                                              ------------------------------   Development
                                                                   2001           2000             Stage
                                                              ----------------------------------------------
Cash flows from operating activities:
  Net loss                                                    $    (2,567,000) $  (2,727,000) $ (38,167,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization expense                              74,000         82,000      1,269,000
    Common stock issued for services and expenses                           -          2,000      1,591,000
    Common stock issued for interest                                   20,000              -        641,000
    Common stock issued for employer
      contribution to 401(k)                                                -              -         50,000
    Stock warrants and options issued for services                          -              -         31,000
    Interest accrued against subscription receivable                        -              -       (323,000)
    Interest accrued against related party notes receivable            (4,000)             -        (17,000)
    Artwork for royalty and other expenses                                  -        150,000        150,000
    Gain on sale of property and equipment                             (2,000)             -         (2,000)
    Loss on disposal of assets                                              -              -         44,000
    Loss on sale of investment assets                                  20,000              -         20,000
    (Increase) decrease in:
       Accounts receivable                                            (10,000)             -        (10,000)
       Prepaid expenses                                                21,000        103,000        (44,000)
    Increase (decrease) in:
       Accounts payable                                               235,000        212,000      1,357,000
       Accrued expenses                                               439,000        239,000      2,863,000
       Deposits                                                        21,000        325,000      2,177,000
                                                              ----------------------------------------------

           Net cash used in
           operating activities                                    (1,753,000)    (1,614,000)   (28,370,000)
                                                              ----------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                                  (15,000)      (128,000)    (1,420,000)
  Sale of property and equipment                                        2,000              -      2,214,000
  Issuance of related party notes receivable                                -         (2,000)      (200,000)
  Collections on related party receivables and advances                     -              -          8,000
  Proceeds from sale of investment assets                             120,000              -        159,000
                                                              ----------------------------------------------

           Net cash provided by (used in) provided by
           investing activities                                       107,000       (130,000)       761,000
                                                              ----------------------------------------------

------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


                                                                               GROEN BROTHERS AVIATION, INC.
                                                                               (A Development Stage Company)

                                                           Consolidated Statements of Cash Flows (Unaudited)
                                                                                                   Continued

------------------------------------------------------------------------------------------------------------


                                                                    Three Months Ended          Cumulative
                                                                      September 30,           Amounts Since
                                                              ------------------------------   Development
                                                                   2001           2000             Stage
                                                              ----------------------------------------------
Cash flows from financing activities:
  Proceeds from short-term notes payable                              200,000              -        300,000
  Proceeds from long-term debt                                              -              -      1,362,000
  Reduction of long-term debt                                               -              -       (251,000)
  Increase in capital lease obligation                                      -        235,000      1,447,000
  Reduction of capital lease obligation                               (35,000)       (82,000)    (1,047,000)
  Proceeds from related party notes payable                         1,090,000        615,000      3,819,000
  Reduction of related party notes payable                            (75,000)             -       (462,000)
  Proceeds from issuance of common stock                              400,000        819,000     22,733,000
  Payment of commissions related to issuance
    of common stock                                                   (27,000)             -       (570,000)
  Payment of deferred offering costs                                        -              -        (10,000)
  Proceeds from issuance of call options                                    -              -         55,000
  Proceeds from issuance of put options                                     -              -        250,000
                                                              ----------------------------------------------

         Net cash provided by
         financing activities                                       1,553,000      1,587,000     27,626,000
                                                              ----------------------------------------------

         Net (decrease) increase in cash                              (93,000)      (157,000)        17,000

Cash, beginning of period                                             116,000        174,000          6,000
                                                              ----------------------------------------------

Cash, end of period                                           $        23,000  $      17,000  $      23,000
                                                              ----------------------------------------------



Supplemental cash flow information:

During the three months ended September 30, 2001, the Company:

         o Issued 4,545 shares of its common stock to pay commissions related to the issuance of common stock.

         o Reduced accrued expenses of $34,000 in exchange for a reduction of related party notes receivable.

         o Accrued $126,000 of interest on the preferred stock subscription receivable as an increase to common stock and interest on subscription receivable.

--------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

                               Consolidated Statements of Cash Flows (Unaudited)
                                                                       Continued

--------------------------------------------------------------------------------

During the three months ended September 30, 2000, the Company:

         o    Exchanged   $496,000  of  artwork  to  retire  long-term  debt  of
              $150,000, accrued interest of $196,000 and royalties of $150,000.

         o Retired 44,861 shares of common stock in exchange for $20,000 of investment art held for sale.

         o Issued 281,845 shares of its common stock for expenses and prepaid advertising.

         o Issued 10,571 shares of its common stock to retire accounts payable of $11,000.

                                                                    Three Months Ended          Cumulative
                                                                      September 30,           Amounts Since
                                                              ------------------------------   Development
                                                                   2001           2000             Stage
                                                              ----------------------------------------------
ash paid during the period for:
           Interest                                           $        43,000  $      63,000  $      445,000
                                                              ----------------------------------------------

           Income taxes                                       $             -  $           -  $            -              -
                                                              ----------------------------------------------

--------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements

                                                              September 30, 2001

--------------------------------------------------------------------------------

(1) The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and subsidiary and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2001, and the results of operations for the three months ended September 30, 2001 and 2000, and cash flows for the three months ended September 30, 2001 and 2000. The results of operations and cash flows for the three months ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire year.

(2) The computation of basic loss per common share is computed using the weighted average number of common shares outstanding during each year. The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents were not included in the diluted loss per share calculation because the effect would have been antidilutive.

(3) Subsequent to the end of the first fiscal quarter, the Company announced that because of the recent events in our nation and how those events have effected the capital markets, it is making major modifications to its business plan. Management believes that these modifications are both appropriate and necessary to adjust to the significant changes in the market place for its products, and in the availability of funding. These recent national events have caused impediments to GBA's current program, but also have provided new opportunities to use GBA's unique technologies in other markets.

--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

         The Company's business plan has been centered upon the development and FAA certification of its Hawk 4 Gyroplane for private commercial use. The reliance upon the private commercial aircraft market, with its requirement for certification, has necessitated that GBA rely upon substantial external funding to meet the rigorous and appropriate requirements, established by the FAA for civilian use aircraft, before it could begin to obtain a revenue flow from sales. The Company had been successful in obtaining such funding until impacted by the fall in the stock market for technology products earlier this year, greatly exacerbated by the recent terrorist action and the necessary responses to it, circumstances that make it extremely difficult to rely on outside investment at the levels required. Furthermore, it is also evident that the private aircraft market that GBA's program for the Hawk 4 has been primarily addressing has been constrained, at least temporarily, by the new limitations placed upon small non-public aircraft. These constraints are caused by measures taken by the Federal Government, necessitated by the terrorist threats. Therefore, in these circumstances, GBA's Board has decided that it would be imprudent to continue to use its resources at their present level until the current uncertainties have abated.

         GBA has, however, recognized that the new circumstances of our country, as well as other countries, will require increased levels of vigilance by several branches of government to protect critical national assets. These will include border patrol as well as protection of pipelines, nuclear power plants and key transportation infrastructure. For such roles, which do not require the use of certificated aircraft, the Hawk 4 is particularly well suited, performing such missions far more effectively, and at lower relative cost than any other air or ground vehicle.

         The Company is therefore reorienting its priorities towards offering to our government, and to governments of friendly countries, the Hawk 4 Gyroplane in its already well-tested and proven form as a highly efficient, safe, and inexpensive means of providing needed surveillance. This plan gives GBA the opportunity to begin receiving revenues before FAA certification can be achieved. The certification effort on the Hawk 4 will continue, but at a slower pace until the capital markets turn around or until revenues are generated by potential government sales.

--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

         The Company has also instituted certain temporary measures to cut costs and conserve capital. In the second fiscal quarter, the Company made what it expects to be a temporary layoff of those personnel primarily associated with the Hawk 4 private aviation program and not immediately required by the new applications of the aircraft, mentioned above. This has resulted in an immediate reduction in force of GBA workers and, therefore, an immediate reduction in payroll expenses. Furthermore, the Company has, and is approaching many of its principal vendors requesting that they accept a stretching out of payments beyond their normal terms.

         Management believes that these changes are essential to insuring that the valuable technology that the Company has developed will not be lost to the detriment of the country, as well as those investors that have made it possible for GBA to develop its remarkable and revolutionary aircraft.

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

         During the first quarter of the current fiscal year, the Company continued its flight testing of the Hawk 4 (four seat) gyroplane at its Buckeye facility in Arizona. The Hawk 4 will be the Company's first FAA certified gyroplane. Certification of the Hawk 4, currently being performed and managed at the Company's Salt Lake City facility, began in March of 1998, and is now expected to be completed in 2003.

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

         Also, in light of the tragic events of September 11, 2001, and the United States Government's increased emphasis on Homeland Security, GBA has been presenting the case for the Hawk 4's usefulness in this role to Congress, appropriate Federal Agencies, and to State and local agencies in Utah and Arizona, and also has engaged the services of a Washington firm to represent the usefulness of the Hawk 4 in Homeland Security. The Company believes that the Hawk 4 is ideally suited for, and can play a significant role in the protection of the United States's boarders, transportation infrastructure, nuclear power plants, drinking water, agriculture, cities, and citizenry.

         The Company has completed the assembly of, and is flight testing its Revcon 6G Gyroplane. The GBA Revcon 6G (Revolutionary Concept) aircraft is a six seat, turbine engine powered advanced technology rotor wing aircraft. The Revcon 6G was conceived as a 4500 pound, turbine powered, U-STOL (ultra-short takeoff and landing), technology development aircraft. The anticipated useful load is approximately one ton, with a large cargo compartment accessible through a rear loading door. The aircraft has been designed and built to be easy to fly, capable of operating from extremely short, rough strips, and to be able to cruise at 120 miles per hour, or faster. This aircraft was also designed as a modular vehicle which could be used to test the hardware required for large GBA Gyrodyne aircraft. To date, government, law enforcement, and military entities have expressed interest in the Revcon 6G. Although the Company will not pursue FAA Certification of the Revcon 6G in the near future, this gyroplane will receive GBA Certification. It should be noted FAA Certification is not required for sales of aircraft for law enforcement and military uses. The Revcon 6G is currently undergoing advanced qualitative flight testing at the Company's Buckeye facility in Arizona, and the Company anticipates that it may begin delivery of the Revcon 6G as early as the summer of 2002.

         Groen Brothers Aviation has established, and is continuing to add Authorized Dealers in major cities across the United States and Canada. The Company has fourteen Authorized Dealers, with twelve in North America, and international dealers in Costa Rica and in the Bahamas. GBA Dealers will be responsible for sales, service, maintenance, and flight training. To become a dealer, aircraft deposits are given to GBA based on a quota for each metropolitan statistical area. At present, the Company has received more than 140 down payment deposits from its dealers and private individuals. The dealers in turn take deposits from customers as orders are received. Except for military sales, which will be made directly by GBA, Dealers will handle all sales, including government agencies and fleet sales.

         GBA has been approached by companies in more than a dozen foreign countries on five continents requesting to be dealers. The Company is having detailed discussions with several different foreign companies and governments.

         In support of all this, the Company has established its own internet site with two addresses, www.gbagyros.com and www.groenbros.com. Each GBA Authorized Dealer is linked to the main GBA web site as well as having their own internet site. The Company also makes available collateral printed materials and videos of its aircraft.

         The Company has attended many conventions to introduce its Hawk Gyroplane. These include the National Agricultural Aircraft Association (NAAA), the Aircraft Owners and Pilots Association (AOPA), the National Business Aircraft Association (NBAA), the Airborne Law Enforcement Association (ALEA), the International Association of Chiefs of Police (IACP), and the two Experimental Aircraft Association (EAA) shows. Manned by Company employees and GBA Authorized Dealers, the booth and displays were busy with visitors from across the U.S. and around the world. At the April 2001, EAA Sun 'n Fun Fly-In air show, GBA displayed for the first time, its Revcon 6G Gyroplane.

         Subsequent to the end of the first fiscal quarter, the Company announced that because of the recent events in our nation and how those events have effected the capital markets, it is making major modifications to its business plan. Management believes that these modifications are both appropriate and necessary to adjust to the significant changes in the market place for its products, and in the availability of funding. These recent national events have caused impediments to GBA's current program, but also have provided new opportunities to use GBA's unique technologies in other markets.

         The Company's business plan has been centered upon the development and FAA certification of its Hawk 4 Gyroplane for private commercial use. The reliance upon the private commercial aircraft market, with its requirement for certification, has necessitated that GBA rely upon substantial external funding to meet the rigorous and appropriate requirements, established by the FAA for civilian use aircraft, before it could begin to obtain a revenue flow from sales. The Company had been successful in obtaining such funding until impacted by the fall in the stock market for technology products earlier this year, greatly exacerbated by the recent terrorist action and the necessary responses to it, circumstances that make it extremely difficult to rely on outside investment at the levels required. Furthermore, it is also evident that the private aircraft market that GBA's program for the Hawk 4 has been primarily addressing has been constrained, at least temporarily, by the new limitations placed upon small non-public aircraft. These constraints are caused by measures taken by the Federal Government, necessitated by the terrorist threats. Therefore, in these circumstances, GBA's Board has decided that it would be imprudent to continue to use its resources at their present level until the current uncertainties have abated.

         GBA has, however, recognized that the new circumstances of our country, as well as other countries, will require increased levels of vigilance by several branches of government to protect critical national assets. These will include border patrol as well as protection of pipelines, nuclear power plants and key transportation infrastructure. For such roles, which do not require the use of certificated aircraft, the Hawk 4 is particularly well suited, performing such missions far more effectively, and at lower relative cost than any other air or ground vehicle.

         The Company is therefore reorienting its priorities towards offering to our government, and to governments of friendly countries, the Hawk 4 Gyroplane in its already well-tested and proven form as a highly efficient, safe, and inexpensive means of providing needed surveillance. This plan gives GBA the opportunity to begin receiving revenues before FAA certification can be achieved. The certification effort on the Hawk 4 will continue, but at a slower pace until the capital markets turn around or until revenues are generated by potential government sales. The Company has also instituted certain temporary measures to cut costs and conserve capital. See Liquidity and Capital Resources section, below.

         Management believes that these changes are essential to insuring that the valuable technology that the Company has developed will not be lost to the detriment of the country, as well as those investors that have made it possible for GBA to develop its remarkable and revolutionary aircraft.

         Results of Operations

         Related party interest income was $4,000 in the three months ended September 30, 2001. There was no related party interest income in the three months ended September 30, 2000. Interest and other income decreased to $1,000 in the three months ended September 30, 2001, as compared to $9,000 in the three months ended September 30, 2000, primarily due to a decrease in interest on bank deposits.

         Research and development expenses remained essentially unchanged, with $1,472,000 in the three months ended September 30, 2001, as compared to
$1,485,000  in  the  three  months  ended   September  30,  2000.   General  and
administrative  expenses  decreased  to  $886,000  in  the  three  months  ended
September 30, 2001, as compared to $1,188,000 in the three months ended September 30, 2000, due to a general reduction in support-related expenses, and due to no royalty expenses being incurred in the three months ended September 30, 2001, as compared to $150,000 in royalty expenses incurred in the three months ended September 30, 2000. Interest expense increased to $214,000 in the three months ended September 30, 2001, as compared to $63,000 in the three months ended September 30, 2000, due to an increase in accrued interest on notes payable. The Company's resulting net loss was $2,567,000 in the three months ended September 30, 2001, as compared to $2,727,000 in the three months ended September 30, 2000.

         Liquidity and Capital Resources

         Over the past four fiscal years, the Company has raised $22.3 million for operations through the sale of equity, of which $7.8 million was raised during the past fiscal year. The Company estimates that capital requirements during fiscal year 2002, will amount to approximately $14 million.

         The Company had been successful in obtaining external funding until impacted by the fall in the stock market for technology products earlier this year, greatly exacerbated by the recent terrorist action and the necessary responses to it, circumstances that make it extremely difficult to rely on outside investment at the levels required. There can be no guarantee or assurance that the Company will be successful in its ability to raise capital at favorable rates or at all.

         In the second fiscal quarter, the Company implemented cost cutting measures by what it expects to be a temporary layoff of those personnel primarily associated with the Hawk 4 private aviation program and not immediately required by the new applications of the aircraft, mentioned above.

This has resulted in an immediate reduction in force of GBA workers and, therefore, an immediate reduction in payroll expenses. Furthermore, the Company has, and is approaching many of its principal vendors requesting that they accept a stretching out of payments beyond their normal terms.

         Sales of gyroplanes, which began in 1999, are providing an additional source of capital in the form of cash from down payments. It is common practice in the aircraft industry to take down payments to establish delivery positions on new aircraft which may not be delivered for two years or more. High capital costs, and the lack of competition resulting from strict FAA regulation are responsible for this practice. In addition, the Company also believes that the sale of Revcon 6G Gyroplanes may provide additional financial resources in the near future.

         Management does not anticipate that revenues or expenses will be materially affected by inflation during fiscal year 2002.


                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

         The Company is a plaintiff in litigation in Germany. Pursuant to a loan agreement with a German citizen and two European banks, the Company delivered four million shares of common stock as collateral in July of 1993. A loan was never received on the collateral and, in December of 1993, the Company filed criminal charges and retained a law firm in Germany to commence civil litigation. In 1997, the German Courts judged favorably for the Company on all counts. The defendant appealed on a technicality and the appellate court ruled in favor of the Company. The Company expects to have its stock returned during this fiscal year.

Item 2.           Changes in the Securities of the Company.  None.

Item 3.           Defaults Upon Senior Securities.  None.

Item 4.           Matters Submitted to a Vote of Security Holders.  None.

Item 5.           Other Information.  None.

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits:  None.

(b)      Reports on Form 8-K:

         Form 8-K report  dated  October  11,  2001,  reporting  Item 5.  "Other

         Events" of Form 8-K. No financial statements were filed with that Form 8-K report. That Form 8-K report included a Press Release titled "Groen Brothers Aviation Announces New Streamlined Organization: To Concentrate on World Wide Government Sales," which announced changes the registrant has made to its business plan and operations as a result of recent events in our nation and the effect of those events on the capital markets.

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


Date: November 19, 2001                           GROEN BROTHERS AVIATION, INC.



                                                  By: /s/David Groen
                                                  ------------------------------
                                                  David Groen, President & CEO