Form 10QSB
period 2001-12-31
GROEN BROTHERS AVIATION INC /UT/
filed 2002-02-19
CIK 870743

GROEN BROTHERS AVIATION, INC.
                          (A Development Stage Company)


                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001



                          Commission file number 018958

                         GROEN BROTHERS AVIATION, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

         Utah                                       87-0376766
------------------------------                  -----------------
State or other jurisdiction of                  I.R.S. Employer
Incorporation or organization                   Identification No.

2640 W. California Ave., Suite A
Salt Lake City, Utah                                 84104
--------------------------------------             --------
Address of principal executive offices             Zip Code


Registrant's telephone number, including area code (801) 973-0177
                                                    -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                               Outstanding at
          Class                                              December 31, 2001
--------------------------                                   -----------------
Common Stock, No Par Value                                      94,142,228

                          GROEN BROTHERS AVIATION, INC.
                          (A Development Stage Company)

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheet,
           December 31, 2001 (unaudited).......................................3

           Consolidated Statement of Operations for the three and
           six months ended December 31, 2001 and 2000, and
           cumulative amounts since development stage (unaudited)..............4

           Consolidated Statement of Cash Flows for the six
           months ended December 31, 2001 and 2000, and
           cumulative amounts since development stage (unaudited)..............5

           Notes to Consolidated Financial Statements..........................8

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................9


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................14

Item 2.  Changes in the Securities of the Company.............................14

Item 3.  Defaults Upon Senior Securities......................................14

Item 4.  Submission of Matters to a Vote of Security Holders..................14

Item 5.  Other Information....................................................14

Item 6.  Exhibits and Reports on Form 8-K.....................................14

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                          Consolidated Balance Sheet (Unaudited)


--------------------------------------------------------------------------------


                                                                December 31,
                                                                    2001
                                                              ----------------
       Assets

Current assets:
  Cash                                                        $          3,000
  Accounts receivable                                                    5,000
  Related party notes receivable                                       181,000
  Prepaid expenses                                                      85,000
                                                              ----------------

         Current assets                                                274,000

Investment assets                                                      575,000
Property and equipment, net                                            892,000
                                                              ----------------

         Total assets                                         $      1,741,000
                                                              ----------------

--------------------------------------------------------------------------------

       Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                                            $      1,304,000
  Accrued expenses                                                   2,729,000
  Short-term notes payable                                             430,000
  Related party notes payable                                        3,521,000
  Current portion of long-term debt                                    359,000
                                                              ----------------

         Total current liabilities                                   8,343,000

Long-term debt                                                         610,000
Deposits                                                             2,779,000
                                                              ----------------

         Total liabilities                                          11,732,000
                                                              ----------------

Commitments and contingencies                                                -

Stockholders' deficit:
  Common stock, no par value, 200,000,000 shares authorized;
    94,142,228 shares issued and outstanding                        32,334,000
  Class A preferred stock, no par value, 200,000,000 shares
    authorized; 10,000,000 shares issued and outstanding
    (aggregate liquidation preference of $0)                        10,252,000
  Class A preferred stock subscription receivable                  (10,000,000)
  Interest on subscription receivable                                 (575,000)
  Deficit accumulated during the development stage                 (42,002,000)
                                                              ----------------

         Total stockholder' deficit                                 (9,991,000)
                                                              ----------------

         Total liabilities and stockholders' deficit          $      1,741,000
                                                              ----------------



--------------------------------------------------------------------------------


The accompanying Notes to Consolidated Financial Statements are an integral part
of these financial statements.                                               F-3

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

                               Consolidated Statements of Operations (Unaudited)

--------------------------------------------------------------------------------



                                                                                               Cumulative
                                        Three Months Ended            Six Months Ended       Amounts Since
                                           December 31,                 December 31,          Development
                                   ---------------------------------------------------------
                                        2001          2000           2001          2000          Stage
                                   -------------------------------------------------------------------------

Income:
    Related party interest         $        4,000  $           -  $      8,000  $          -  $      344,000
    Interest and other                    408,000         16,000       409,000        25,000         637,000
                                   -------------------------------------------------------------------------

           Total income                   412,000         16,000       417,000        25,000         981,000
                                   -------------------------------------------------------------------------

Costs and expenses:
    Research and development              779,000      1,762,000     2,251,000     3,247,000      25,089,000
    General and administrative          1,394,000        916,000     2,280,000     2,104,000      13,808,000
    Interest expense                      206,000         74,000       420,000       137,000       2,218,000
                                   -------------------------------------------------------------------------

           Total costs and expenses     2,379,000      2,752,000     4,951,000     5,488,000      41,115,000
                                   -------------------------------------------------------------------------

    Net loss before income taxes       (1,967,000)    (2,736,000)   (4,534,000)   (5,463,000)    (40,134,000)

Provision for income taxes                      -              -             -             -               -
                                   -------------------------------------------------------------------------

           Net loss                $   (1,967,000) $  (2,736,000) $ (4,534,000) $ (5,463,000) $  (40,134,000)
                                   -------------------------------------------------------------------------

Net loss per share -
  basic and diluted                $        (0.02) $       (0.03) $      (0.05) $      (0.07) $        (0.84)
                                   -------------------------------------------------------------------------

Weighted average common and
  common equivalent shares -
  basic and diluted                    92,852,000     82,905,000    92,508,000    78,608,000      47,877,000

                                   -------------------------------------------------------------------------


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

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

                               Consolidated Statements of Cash Flows (Unaudited)


--------------------------------------------------------------------------------



                                                                                               Cumulative
                                                                     Six Months Ended        Amounts Since
                                                                       December 31,           Development
                                                              ------------------------------
                                                                   2001           2000           Stage
                                                              ----------------------------------------------
Cash flows from operating activities:
  Net loss                                                    $    (4,534,000) $  (5,463,000) $  (40,134,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization expense                             148,000        169,000       1,343,000
    Deferred offering costs                                           867,000              -         867,000
    Common stock issued for services and expenses                           -         16,000       1,591,000
    Common stock issued for interest                                   28,000         13,000         649,000
    Common stock issued for employer
      contribution to 401(k)                                                -              -          50,000
    Stock warrants and options issued for services                          -              -          31,000
    Stock options issued for interest                                  12,000              -          12,000
    Interest accrued against subscription receivable                        -              -        (323,000)
    Interest accrued against related party notes receivable            (8,000)             -         (21,000)
    Artwork for royalty and other expenses                                  -        150,000         150,000
    Gain on sale of property and equipment                             (2,000)             -          (2,000)
    Gain on sale of research and development equipment               (408,000)             -        (408,000)
    Loss on disposal of assets                                              -              -          44,000
    Loss on sale of investment assets                                  20,000              -          20,000
    Decrease in prepaid expenses                                       30,000        165,000         (35,000)
    (Increase) decrease in:
       Accounts payable                                               552,000       (265,000)      1,674,000
       Accrued expenses                                               507,000        323,000       2,931,000
       Deposits                                                        21,000        326,000       2,177,000
                                                              ----------------------------------------------

           Net cash used in
           operating activities                                    (2,767,000)    (4,566,000)    (29,384,000)
                                                              ----------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                                  (16,000)      (236,000)     (1,421,000)
  Sale of property and equipment                                        4,000              -       2,216,000
  Issuance of related party notes receivable                           (2,000)       (26,000)       (202,000)
  Collections on related party receivables and advances                 2,000              -          10,000
  Proceeds from sale of investment assets                             120,000              -         159,000
  Proceeds from sale of research and development equipment            408,000              -         408,000
                                                              ----------------------------------------------

           Net cash provided by (used in)
           investing activities                                       516,000       (262,000)      1,170,000
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

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

                               Consolidated Statements of Cash Flows (Unaudited)
                                                                       Continued

--------------------------------------------------------------------------------



                                                                                               Cumulative
                                                                     Six Months Ended        Amounts Since
                                                                       December 31,           Development
                                                              ------------------------------
                                                                   2001           2000           Stage
                                                              ----------------------------------------------
Cash flows from financing activities:
  Proceeds from short-term notes payable                              100,000              -         200,000
  Proceeds from long-term debt                                              -              -       1,362,000
  Reduction of long-term debt                                               -              -        (251,000)
  Increase in capital lease obligation                                      -        221,000       1,447,000
  Reduction of capital lease obligation                              (131,000)      (174,000)     (1,143,000)
  Proceeds from related party notes payable                         1,629,000        615,000       4,358,000
  Reduction of related party notes payable                            (75,000)             -        (462,000)
  Proceeds from issuance of common stock                              655,000      6,139,000      22,988,000
  Payment of commissions related to issuance
    of common stock                                                   (40,000)             -        (583,000)
  Payment of deferred offering costs                                        -              -         (10,000)
  Proceeds from issuance of call options                                    -              -          55,000
  Proceeds from issuance of put options                                     -              -         250,000
                                                              ----------------------------------------------

         Net cash provided by
         financing activities                                       2,138,000      6,801,000      28,211,000
                                                              ----------------------------------------------

         Net (decrease) increase in cash                             (113,000)     1,973,000          (3,000)

Cash, beginning of period                                             116,000        174,000           6,000
                                                              ----------------------------------------------

Cash, end of period                                            $        3,000   $  2,147,000  $        3,000
                                                              ----------------------------------------------


Supplemental cash flow information:

During the six months ended December 31, 2001, the Company:

    - Issued 7,878 shares of its common stock to pay commissions related to the issuance of common stock.

    - Reduced accrued expenses of $34,000 in exchange for a reduction of related party notes receivable.

    - Accrued $252,000 of interest on the preferred stock subscription receivable as an increase to common stock and interest on subscription receivable.

    -     Issued  748,379  shares of its common  stock to retire  related  party
          notes   payable  and   accounts   payable  of  $190,000   and  $3,000,
          respectively.

    - Issued $230,000 in short-term notes payable to retire accounts payable and accrued interest of $220,000 and $10,000, respectively.


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

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                               Consolidated Statements of Cash Flows (Unaudited)
                                                                       Continued

--------------------------------------------------------------------------------



       During the six months ended December 31, 2000, the Company:

         -    Exchanged   $496,000  of  artwork  to  retire  long-term  debt  of
              $150,000, accrued interest of $196,000 and royalties of $150,000.

         - Retired 44,861 shares of common stock in exchange for $20,000 of investment art held for sale.

         - Issued 357,882 shares of its common stock for prepaid advertising of $143,000.

         - Issued 10,571 shares of its common stock to retire accounts payable of $11,000.

         - The Company converted a $35,000 note payable, with $32,000 converted to a deposit on aircraft and $3,000 clearing an accounts receivable.

         - The Company issued 223,500 shares of its common stock in exchange for return of a deposit of $224,000.

         - The Company issued 15,625 shares of its common stock in exchange for satisfaction of accrued interest of $13,000.

         - The Company issued 14,286 shares of its common stock in exchange for a receivable totaling $10,000.

                                          Six Months Ended          Cumulative
                                            December 31,          Amounts Since
                                    ----------------------------   Development
                                          2001           2000        Stage
                                    -------------------------------------------
Cash paid during the period for:
           Interest                 $    45,000   $    54,000      $   447,000
                                     -------------------------------------------

           Income taxes             $         -   $         -      $         -
                                    --------------------------------------------


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

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements

                                                               December 31, 2001
--------------------------------------------------------------------------------



(1) The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and subsidiary and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2001, and the results of operations for the six months ended December 31, 2001 and 2000, and cash flows for the three and six months ended December 31, 2001 and 2000. The results of operations for the three and six months ended December 31, 2001, and cash flows for the six months ended December 31, 2001, are not necessarily indicative of the results to be expected for the entire year.


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


(3) During the second fiscal quarter, the Company assessed the future realization of the deferred offering costs and determined the costs were impaired. These costs have been expensed as required by accounting principles generally accepted in the United States of America and are included in the Statement of Operations as a general and administrative expense.


--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

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

         During the second quarter of the current fiscal year, the Company continued its flight testing of the Hawk 4 (four seat) Gyroplane at its Buckeye facility in Arizona. The Hawk 4 will be the Company's first FAA certified gyroplane. Certification of the Hawk 4, currently being performed and managed at the Company's Salt Lake City facility, began in March of 1998, and is now expected to be completed in 2003. GBA has flown the Hawk 4 in several hundred incident-free sorties, over hundreds of hours of flight time from its Buckeye, Arizona, flight test facility in the pre-certification flight test program.

         The Hawk 4 is powered by a Rolls-Royce turbine engine. Advantages of the turbine engine over a piston engine include: higher useful load, because the turbine engine has more horsepower and is much lighter in weight; reliability; and the worldwide availability of kerosene based fuels, such as Jet A, etc.

         The market for the Hawk is large and varied. The world has become dependent upon helicopters where runways are not available or if slow flight is required. The Company believes the Hawk is a low cost alternative, which can perform competitively with helicopters and airplanes in many roles, including the following:

         - Law enforcement (police, sheriff, border patrol, customs, and drug interdiction),

         - Public service organizations (fire patrol, medical transport, wildlife and land management),

         - Military (courier, armed surveillance, VIP transport, forward artillery control, ground attack, unmanned aerial vehicle),

         - Commercial (oil, gas, and power line patrol and inspection, land survey, aerial photography, crop spraying, herd management, air taxi service, corporate transport, and flight training),

         -    Private (commuting, sport flying, training).

         Also, in light of the tragic events of September 11, 2001, and the United States Government's increased emphasis on Homeland Security, GBA has been presenting the case for the Hawk 4's usefulness in this role to members of Congress, appropriate Federal Agencies, and to State and local agencies in Utah and Arizona, and also has engaged the services of a Washington firm to represent


--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

--------------------------------------------------------------------------------

the usefulness of the Hawk 4 in Homeland Security. The Company believes that the Hawk 4 is ideally suited for, and can play a significant role in the protection of the United States borders, transportation infrastructure, nuclear power plants, drinking water, agriculture, cities, and citizenry.

         In recent months, the Hawk 4 Gyroplane has received significant international acclaim and publicity. Time Magazine, in their November 19 issue, recognized the Hawk 4 Gyroplane as one for the best "Inventions of the Year." The inventions selected by Time for inclusion in this issue were those that were not only innovative, but also had the potential to affect our lives. The story provides a brief description of how the aircraft operates, and also presents the safety and low operating costs of the Hawk 4 along with the aircraft's promising role in homeland defense.

         Subsequent to the end of the second fiscal quarter, the Hawk 4 also was recently and prominently featured on the CNN and Fox News networks. The national coverage given the Company and its aircraft by these networks centered on the use of the Hawk 4 Gyroplane by the Utah Olympic Public Safety Command (UOPSC) as an aerial observation platform in support of increased security at the Salt Lake International Airport and surrounding environs. UOPSC is using the Hawk 4 under public use laws. For the UOPSC observation missions, the aircraft has been equipped with FLIR Systems Inc.'s day/night observation system, a Spectrolab Inc. SX-5 search light, an Avalex Technologies flat panel display, a Broadcast Microwave Services live realtime video downlink system, and a law enforcement communications radio stack provided by Northern Airborne Technology.

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

--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

--------------------------------------------------------------------------------


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

         During the second fiscal quarter, the Company announced that because of the recent events in our nation and how those events have effected the capital markets, it is making major modifications to its business plan. Management believes that these modifications are both appropriate and necessary to adjust to the significant changes in the market place for its products, and in the availability of funding. These recent national events have caused impediments to GBA's current program, but also have provided new opportunities to use GBA's unique technologies in other markets.

         The Company's business plan has been centered upon the development and FAA certification of its Hawk 4 Gyroplane for private commercial use. The reliance upon the private commercial aircraft market, with its requirement for certification, has necessitated that GBA rely upon substantial external funding to meet the rigorous and appropriate requirements, established by the FAA for civilian use aircraft, before it could begin to obtain a revenue flow from sales. The Company had been successful in obtaining such funding until impacted by the fall in the stock market for technology products last year, greatly exacerbated by the recent terrorist action and the necessary responses to it, circumstances that make it extremely difficult to rely on outside investment at the levels required. Furthermore, it is also evident that the private aircraft market that GBA's program for the Hawk 4 has been primarily addressing has been constrained, at least temporarily, by the new limitations placed upon small non-public aircraft. These constraints are caused by measures taken by the Federal Government, necessitated by the terrorist threats. Therefore, in these circumstances, GBA's Board has decided that it would be imprudent to continue to use its resources at their present level until the current uncertainties have abated.

         GBA has, however, recognized that the new circumstances of our country, as well as other countries, will require increased levels of vigilance by several branches of government to protect critical national assets. These will include border patrol as well as protection of pipelines, nuclear power plants and key transportation infrastructure. For such roles, which do not require the use of certificated aircraft, management believes the Hawk 4 is particularly well suited, performing such missions far more effectively, and at lower relative cost than any other air or ground vehicle.

--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

--------------------------------------------------------------------------------

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

       Results of Operations

         Comparing the three months ended December 31, 2001, to the same period ended December 31, 2000, income increased to $412,000 from $16,000. This was due primarily to the sale of aircraft engines and related parts. Comparing the three months ended December 31, 2001, to the same period ended December 31, 2000, research and development expenses decreased to $779,000 from $1,762,000. This was due to a decrease in the purchase of production materials and parts as the work emphasis on the Hawk 4 and Revcon 6G shifts from constructing the aircraft almost exclusively to flight testing, and a reduction in workforce. Comparing the three months ended December 31, 2001, to the same period ended December 31, 2000, general and administrative expenses increased to $1,394,000 from $916,000. This was due to recognizing $867,000 of deferred offering costs as impaired in the second fiscal quarter even though there was a general decrease in purchasing as the Company conducted a companywide reduction of expenses, which included a reduction in workforce. Management deemed the workforce reduction to be prudent when the capital markets became constricted in the wake of the terrorist attacks in September 2001. Comparing the three months ended December 31, 2001, to the same period ended December 31, 2000, interest expense increased to $206,000 from $74,000. This was due to an increase in accrued interest on notes payable, accrued payroll, and vendor payables . During the three months ended December 31, 2001, the resulting net loss was $1,967,000, as compared to a net loss of $2,736,000 for the three months ended December 31, 2000.

         Comparing the six months ended December 31, 2001 to the same period ended December 31, 2000, income increased to $417,000 from $25,000. This was due primarily to the sale of aircraft engines and related parts. Comparing the six months ended December 31, 2001 to the same period ended December 31, 2000, research and development expenses decreased to $2,251,000 from $3,247,000. This was due to a decrease in the purchase of production materials and parts as the work emphasis on the Hawk 4 and Revcon 6G shifts from constructing the aircraft almost exclusively to flight testing, and to a reduction in workforce. Comparing the six months ended December 31, 2001, to the same period ended December 31, 2000, general and administrative expenses increased to $2,280,000 from $2,104,000. This was due to recognizing $867,000 of deferred offering costs as impaired in the second fiscal quarter even though there was a general decrease in purchasing as the Company conducted a companywide reduction of expenses, which included a reduction in workforce. Management deemed the workforce

--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

--------------------------------------------------------------------------------


reduction to be prudent when the capital markets became constricted in the wake of the terrorist attacks in September 2001. Comparing the six months ended December 31, 2001, to the same period ended December 31, 2000, interest expense increased to $420,000 from $137,000. This was due to an increase in accrued interest on notes payable, accrued payroll, and vendor payables. During the six months ended December 31, 2001, the resulting net loss was $4,534,000, as compared to a net loss of $5,463,000 for the six months ended December 31, 2000.

       Liquidity and Capital Resources

         Over the past four fiscal years, the Company has raised $22.3 million for operations through the sale of equity, of which $7.8 million was raised during the past fiscal year. The Company is seeking to raise $14 million during fiscal year 2002 to permit a return to its planned certification program on a stable financial basis.

         The Company had been successful in obtaining external funding until impacted by the fall in the stock market for technology products last year, greatly exacerbated by the recent terrorist action and the necessary responses to it, circumstances that make it extremely difficult to rely on outside investment at the levels required. There can be no guarantee or assurance that the Company will be successful in its ability to raise capital at favorable rates or at all.

         In the second fiscal quarter, the Company implemented cost cutting measures by what it expects to be a temporary layoff of those personnel primarily associated with the Hawk 4 private aviation program and not immediately required by the new applications of the aircraft, mentioned above. This has resulted in an immediate reduction in force of GBA workers and, therefore, an immediate reduction in payroll expenses. Furthermore, the Company has, and is approaching many of its principal vendors requesting that they accept a stretching out of payments beyond their normal terms. The Company is servicing much of its pre-November obligations to vendors utilizing a combination of repayment plans which include monthly payments for smaller vendor liabilities and promissory notes for larger vendor liabilities. The Company intends to have its pre- November debt paid in full by the end of the first fiscal quarter of fiscal year 2003.

         Deposits on gyroplanes, which began in 1999, are providing an additional source of capital in the form of cash from down payments. It is common practice in the aircraft industry to take down payments to establish delivery positions on new aircraft which may not be delivered for two years or more. High capital costs, and the lack of competition resulting from strict FAA regulation are responsible for this practice. In addition, the Company also believes that the sale of Revcon 6G Gyroplanes may provide additional financial resources in the future.

         Management  does  not  anticipate   that  income  or  expenses  will be
materially affected by inflation during fiscal year 2002.

--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

--------------------------------------------------------------------------------


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

         Forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risk and uncertainty, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed hereunder and elsewhere in this Form 10-QSB. These forward-looking statements represent the Company's judgement as of the date of this Form 10- QSB. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.


--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

--------------------------------------------------------------------------------


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


Date: February 19, 2002                          GROEN BROTHERS AVIATION, INC.



                                                 By: S/David Groen
                                                 ------------------------------
                                                 David Groen, President & CEO




--------------------------------------------------------------------------------
                                                                            F-16