Form 10QSB
period 2002-03-31
GROEN BROTHERS AVIATION INC /UT/
filed 2002-05-20
CIK 870743

GROEN BROTHERS AVIATION, INC.
                          (A Development Stage Company)


                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002



                          Commission file number 018958

                          GROEN BROTHERS AVIATION, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Utah                                          87-0489865
-------------------------------------------                 ------------------
State or other jurisdiction of                              I.R.S. Employer
Incorporation or organization                               Identification No.

2640 W. California Ave., Suite A
Salt Lake City, Utah                                               84104
------------------------------------------------                 ---------
Address of principal executive offices                            Zip Code


Registrant's telephone number, including area code (801) 973-0177
                                                   --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                               Outstanding at
           Class                                               March 31, 2002
---------------------------------                        ----------------------
Common Stock, No Par Value                                       84,827,228

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheet,
                  March 31, 2002 (unaudited)...................................3

                  Consolidated Statement of Operations for the three and
                  nine months ended March 31, 2002 and 2001, and
                  cumulative amounts since development stage (unaudited).......4

                  Consolidated Statement of Cash Flows for the nine
                  months ended March 31, 2002 and 2001, and
                  cumulative amounts since development stage (unaudited).......5

                  Notes to Consolidated Financial Statements...................8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................11


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................17

Item 2.  Changes in the Securities of the Company.............................17

Item 3.  Defaults Upon Senior Securities......................................19

Item 4.  Submission of Matters to a Vote of Security Holders..................19

Item 5.  Other Information....................................................19

Item 6.  Exhibits and Reports on Form 8-K.....................................19


                                                                               GROEN BROTHERS AVIATION, INC.
                                                                               (A Development Stage Company)

                                                                      Consolidated Balance Sheet (Unaudited)


-------------------------------------------------------------------------------------------------------------



                                                                                               March 31,
                                                                                                  2002
                                                                                            ----------------
       Assets

Current assets:
  Cash                                                                                      $              -
  Accounts receivable                                                                                  5,000
  Related party notes receivable                                                                     179,000
  Prepaid expenses                                                                                    81,000
                                                                                            ----------------

         Current assets                                                                              265,000

Investment assets                                                                                    575,000
Property and equipment, net                                                                        1,040,000
                                                                                            ----------------

         Total assets                                                                       $      1,880,000
                                                                                            ----------------

------------------------------------------------------------------------------------------------------------

       Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                                                                          $        965,000
  Accrued expenses                                                                                 3,680,000
  Short-term notes payable                                                                           884,000
  Related party notes payable                                                                      3,527,000
  Current portion of long-term debt                                                                   77,000
                                                                                            ----------------

         Total current liabilities                                                                 9,133,000

Long-term debt                                                                                       998,000
Deposits                                                                                           2,779,000
                                                                                            ----------------

         Total liabilities                                                                        12,910,000
                                                                                            ----------------

Commitments and contingencies                                                                              -

Stockholders' deficit:
  Class B redeemable preferred stock, 15% cumulative; non-voting; no par value;
    50,000,000 shares authorized; 15,000 shares issued and outstanding
    (aggregate liquidation preference of $15,000,000)                                              5,970,000
  Common stock, no par value, 50,000,000 shares authorized;
    84,827,228 shares issued and outstanding                                                      26,581,000
  Class A convertible preferred stock, no par value; 50,000,000 shares authorized; 10,000,000 shares issued and outstanding
    (aggregate liquidation preference of $0)                                                      10,376,000
  Class A convertible preferred stock subscription receivable                                    (10,000,000)
  Interest on subscription receivable                                                               (699,000)
  Deficit accumulated during the development stage                                               (43,258,000)
                                                                                            ----------------

         Total stockholders' deficit                                                             (11,030,000)
                                                                                            ----------------

         Total liabilities and stockholders' deficit                                        $      1,880,000
                                                                                            ----------------



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
                                                                             F-3



                                                                               GROEN BROTHERS AVIATION, INC.
                                                                               (A Development Stage Company)

                                                           Consolidated Statements of Operations (Unaudited)


-------------------------------------------------------------------------------------------------------------------



                                                                                               Cumulative
                                        Three Months Ended           Nine Months Ended       Amounts Since
                                             March 31,                   March 31,            Development
                                   ---------------------------------------------------------
                                        2002          2001           2002          2001          Stage
                                   -------------------------------------------------------------------------

Income:
    Related party interest         $        3,000 $            - $      11,000 $           - $        339,000
    Interest and other                      1,000         30,000         1,000        55,000         229,000
                                   -------------------------------------------------------------------------

           Total income                     4,000         30,000        12,000        55,000         568,000
                                   -------------------------------------------------------------------------

Costs and expenses:
    Research and development              517,000      1,785,000     2,370,000     5,032,000      23,355,000
    General and administrative            473,000        974,000     2,741,000     3,078,000      12,001,000
    Interest expense                      270,000         52,000       690,000       189,000       2,068,000
                                   -------------------------------------------------------------------------

           Total costs and expenses     1,260,000      2,811,000     5,801,000     8,299,000      37,424,000
                                   -------------------------------------------------------------------------

    Net loss before income taxes       (1,256,000)    (2,781,000)   (5,789,000)   (8,244,000)    (36,856,000)

Provision for income taxes                      -              -             -             -               -
                                   -------------------------------------------------------------------------

           Net loss                $   (1,256,000)$   (2,781,000)$  (5,789,000)$  (8,244,000)$   (36,856,000)
                                   -------------------------------------------------------------------------

Net loss per share -
basic and diluted                  $        (0.01)$        (0.03)$       (0.06)$       (0.10)$         (0.71)
                                   -------------------------------------------------------------------------

Weighted average common and
  common equivalent shares -
  basic and diluted                    89,732,000     88,760,000    91,234,000    81,672,000      51,950,000
                                   -------------------------------------------------------------------------




The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
                                                                             F-4



                                                                               GROEN BROTHERS AVIATION, INC.
                                                                               (A Development Stage Company)

                                                           Consolidated Statements of Cash Flows (Unaudited)


-------------------------------------------------------------------------------------------------------------------



                                                                                               Cumulative
                                                                    Nine Months Ended        Amounts Since
                                                                        March 31,             Development
                                                              ------------------------------
                                                                   2002           2001           Stage
                                                              ----------------------------------------------
Cash flows from operating activities:
  Net loss                                                    $    (5,789,000)$   (8,244,000)$   (41,390,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization expense                             223,000        263,000       1,418,000
    Deferred offering costs                                           867,000        110,000         867,000
    Common stock issued for services and expenses                           -         13,000       1,591,000
    Common stock issued for interest                                   28,000              -         649,000
    Common stock issued for employer contribution to 401(k)                 -              -          50,000
    Stock warrants and options issued for services                          -              -          31,000
    Stock options issued for interest                                  12,000              -          12,000
    Interest accrued against subscription receivable                        -              -        (323,000)
    Interest accrued against related party notes receivable           (11,000)             -         (24,000)
    Artwork for royalty and other expenses                                  -        371,000         150,000
    Gain on sale of property and equipment                             (2,000)             -          (2,000)
    Gain on sale of research and development equipment               (408,000)             -        (408,000)
    Loss on disposal of assets                                              -              -          44,000
    Loss on sale of investment assets                                  20,000              -          20,000
    Decrease in prepaid expenses                                       34,000         49,000         (31,000)
    (Increase) decrease in:
       Accounts payable                                               174,000        118,000       1,296,000
       Accrued expenses                                             1,030,000        546,000       3,455,000
       Deposits                                                        21,000        326,000       2,177,000
                                                              ----------------------------------------------

           Net cash used in
           operating activities                                    (3,801,000)    (6,448,000)    (30,418,000)
                                                              ----------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                                  (21,000)      (283,000)     (1,426,000)
  Sale of property and equipment                                        4,000              -       2,216,000
  Issuance of related party notes receivable                          (35,000)       (73,000)       (235,000)
  Collections on related party receivables and advances                40,000              -          48,000
  Proceeds from sale of investment assets                             120,000              -         159,000
  Proceeds from sale of research and development equipment            408,000              -         408,000
                                                              ----------------------------------------------

           Net cash provided by (used in)
           investing activities                                       516,000       (356,000)      1,170,000
                                                              ----------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
                                                                             F-5

                                                                               GROEN BROTHERS AVIATION, INC.
                                                                               (A Development Stage Company)

                                                           Consolidated Statements of Cash Flows (Unaudited)
                                                                                                   Continued

-------------------------------------------------------------------------------------------------------------------



                                                                                               Cumulative
                                                                    Nine Months Ended        Amounts Since
                                                                        March 31,             Development
                                                              ------------------------------
                                                                   2002           2001           Stage
                                                              ----------------------------------------------
Cash flows from financing activities:
  Proceeds from short-term notes payable                              400,000              -         500,000
  Proceeds from long-term debt                                              -              -       1,362,000
  Reduction of long-term debt                                               -              -        (251,000)
  Increase in capital lease obligation                                      -              -       1,447,000
  Reduction of capital lease obligation                               (25,000)      (252,000)     (1,037,000)
  Proceeds from related party notes payable                         1,694,000        615,000       4,423,000
  Reduction of related party notes payable                           (109,000)             -        (496,000)
  Proceeds from issuance of common stock                            1,249,000      6,436,000      23,582,000
  Payment of commissions related to issuance
    of common stock                                                   (40,000)             -        (583,000)
  Payment of deferred offering costs                                        -              -         (10,000)
  Proceeds from issuance of call options                                    -              -          55,000
  Proceeds from issuance of put options                                     -              -         250,000
                                                              ----------------------------------------------

         Net cash provided by
         financing activities                                       3,169,000      6,799,000      29,242,000
                                                              ----------------------------------------------

         Net change in cash                                          (116,000)        (5,000)         (6,000)

Cash, beginning of period                                             116,000        174,000           6,000
                                                              ----------------------------------------------

Cash, end of period                                           $             -  $     169,000  $            -
                                                              ----------------------------------------------

       Supplemental cash flow information:

       During the nine months ended March 31, 2002, the Company:

           o Issued 71,178 shares of its common stock to pay commissions related to the issuance of common stock.

           o Reduced accrued expenses of $34,000 in exchange for a reduction of related party notes receivable.

           o Accrued $376,000 of interest on the preferred stock subscription receivable as an increase to Class A convertible preferred stock and interest on subscription receivable.

           o Issued 1,005,681 shares of its common stock to retire related party notes payable and accounts payable of $243,000 and $3,000, respectively.

           o Issued $374,000 in short-term notes payable and $10,000 in long-term debt to retire accounts payable and accrued interest of $374,000 and $10,000, respectively.

           o Increased property and equipment and accounts payable by $218,000 to reflect architectural services rendered to the Company.


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
                                                                             F-6

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

                               Consolidated Statements of Cash Flows (Unaudited)
                                                                      Continued

--------------------------------------------------------------------------------


           o Issued $25,000 in related party notes payable in exchange for a reduction of accounts payable.

           o Converted 12,500,000 shares of common stock totaling $4,625,000 to 15,000 shares of Class B preferred stock.

           o Accreted $1,345,000 to Class B preferred stock based on redemption agreement.

           o   Accrued Class B preferred stock dividends of $430,000.

       During the nine months ended March 31, 2001, the Company:

           o Exchanged $496,000 of artwork to retire long-term debt of $150,000, accrued interest of $196,000 and royalties of $150,000.

           o Retired 44,861 shares of common stock in exchange for $20,000 of investment art held for sale.

           o Issued 357,882 shares of its common stock for prepaid advertising of $143,000.

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


                                                                                               Cumulative
                                                                    Nine Months Ended        Amounts Since
                                                                        March 31,             Development
                                                              ------------------------------
                                                                   2002           2001           Stage
                                                              ----------------------------------------------
Cash paid during the period for:
           Interest                                           $        48,000$        54,000$        450,000
                                                              ----------------------------------------------

           Income taxes                                       $              $      -       $      -              -
                                                              ----------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)


                                      Notes to Consolidated Financial Statements

                                                                  March 31, 2002
--------------------------------------------------------------------------------



(1) The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and subsidiary and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2002, and the results of operations for the three and nine months ended March 31, 2002 and 2001, and cash flows for the nine months ended March 31, 2002 and 2001. The results of operations for the three and nine months ended March 31, 2002 and cash flows for the nine months ended March 31, 2002, are not necessarily indicative of the results to be expected for the entire year.


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


--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



(4) From August through September, 2000, the company accepted a series of investments totaling $5 million dollars from certain institutional investors (hereinafter "Investors"). The Company had "call" provisions and the Investors had "put" provisions. The agreement entitled the Investors to put shares to the Company, after three years, at $1.60 per share. The Company believes that had the "tech sector" not crashed and had the events of 9-11 not happened, the Company would have been able to have raised sufficient funding to have by now reached certification and entered production. Had this been accomplished, Management believes that the Company's stock price would have been, by the time of redemption, well above the $1.60 put price, making it easy to acquire Investors' 12,500,000 shares at what would then be approximately $20 million.

           In the late fall of 2001, the above mentioned Investors offered to surrender both their 12.5 million shares of common stock and their put agreement (rights) in exchange for non-voting preferred shares, that are redeemable at less than the $20 million "put" it had a right to make. Investors also were willing to surrender their price reset provision that would have required the Company to issue additional shares to Investors if the Company accepted additional investment at a price per share of less than $0.40, which it indeed needed to do and since has done.

           In the third fiscal quarter, and in accord with the Common Stock Purchase Agreement with Investors, dated October 20, 2000, and amended on November 1, 2000, the Investors exchanged 12,500,000 common shares of the Company and their rights under the above "put" and price reset agreements, receiving 15,000 shares of the company's Series B 15% Cumulative Non-Voting Preferred Stock (the Shares).

           The Shares are "no par value," but have a stated value of $1,000 per share (the "Stated Value"). Dividends at 15% per annum of the Stated Value are payable, at the Company's option, in cash or in kind in equal quarterly payments for each full quarterly dividend period.


--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



           The holders of the Shares have no voting rights, except as mentioned below. The Shares have cash liquidation rights superior to any other class or series of the Company's capital stock, equal to the Stated Value of the Shares plus all accrued but unpaid dividends. The Company is obligated to redeem all issued and outstanding shares of Series B Preferred Stock on October 31, 2003 (the "Maturity Date," in an amount equal to the Stated Value of the Shares plus all accrued but unpaid dividends) (the "Redemption Price"), and such Redemption Price may, at the Company's option, be paid in either cash or in shares of the Company's common stock. If the Company elects to pay the Redemption Price in the Company's common stock, the number of common shares to be paid shall equal the number of Series B Preferred shares that are being redeemed for common stock multiplied by one hundred twenty five percent (125%) of the Redemption Price, divided by the average closing bid price of the Company's common stock for the twenty trading days preceding the Maturity Date. All capital stock of any class or series of the Company shall be deemed to rank junior to the shares of Series B Preferred Stock, as to dividends, redemptions and upon liquidation, unless the express terms of such class or series of capital stock specify that such stock is senior to or on parity with the Series B Preferred Stock and the terms of such capital stock are approved in writing by at least eighty percent (80%) in number of the shares of the Series B Preferred Stock then issued and outstanding, voting separately as a class.

           Management believes that it was in the best interest of the Company to agree to this exchange. By doing so, the Company was able to reduce its outstanding common voting shares by 12.5 million shares and also avoid having to issue additional common shares to Investors every time the Company accepted investment at a price below $0.40 per share. Because of the Company's unusually low stock price, this could have ultimately required issuing millions of additional shares to the above mentioned Investors. The non-voting preferred shares will be redeemed at less than the cost of what the "put" would have been and, at the Company's sole option, instead of cash, the Company can pay for the redemption in common shares at only a 25% discount.


--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the period reported in the accompanying condensed consolidated financial statements. The "Company" refers to the Registrant, Groen Brothers Aviation, Inc. (GBA), and its wholly-owned subsidiary, Groen Brothers Aviation USA, Inc. (GBA USA). Unless otherwise stated, the operating activities described herein are those of GBA USA, which was the sole operating entity during the reporting period.

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



--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


       Also, in light of the tragic events of September 11, 2001, and the United States Government's increased emphasis on Homeland Security, GBA has been presenting the case for the Hawk 4's usefulness in this role to members of Congress, appropriate Federal Agencies,and to State and local agencies in Utah and Arizona, and also has engaged the services of a Washington, D.C. firm to represent the usefulness of the Hawk 4 in Homeland Security. The Company believes that the Hawk 4 is ideally suited for, and can play a significant role in the protection of the United States' borders, transportation infrastructure, nuclear power plants, drinking water, agriculture, cities, and citizenry.

       In recent months, the Hawk 4 Gyroplane has received significant international acclaim and publicity. Time Magazine, in their November 19 issue, recognized the Hawk 4 Gyroplane as one of the best "Inventions of the Year." The inventions selected by Time for inclusion in this issue were those that were not only innovative, but also had the potential to affect our lives. The story provides a brief description of how the aircraft operates, and also presents the safety and low operating costs of the Hawk 4 along with the aircraft's promising role in homeland defense.

       During the third fiscal quarter, the Hawk 4 also was prominently featured on the CNN and Fox News networks, and also was covered by NBC, CBS, German TV, and Tech TV. The Hawk 4 also was reported in the print media by Aviation Week & Space Technology, Aviation Week's Business and Commercial Aviation, Aviation Week's Homeland Security and Defense newsletter, Flight International, the February 2002 Rolls-Royce Rotor Report, HAI Convention News, Ag-Pilot, Agricultural Aviation, and local newspapers in Salt Lake City and Phoenix.. The international coverage given the Company and its aircraft centered on the use of the Hawk 4 Gyroplane, equipped as the Hawk 4 "Homeland Defender," by the Utah Olympic Public Safety Command (UOPSC) as an aerial observation platform in support of increased security at the Salt Lake International Airport and surrounding environs. UOPSC used the Hawk 4 under public use laws. For the UOPSC observation missions, the aircraft was equipped with FLIR Systems Inc.'s day/night observation system, a Spectrolab Inc. SX-5 search light, an Avalex Technologies flat panel display, a Broadcast Microwave Services live realtime video downlink system, and a law enforcement communications radio stack provided by Northern Airborne Technology. During its operational period for UOPSC, the Hawk 4 completed 67 missions and accumulated 75 hours of maintenance-free flight time.



--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


       The Company has completed the assembly of, and is flight testing its Revcon 6G Gyroplane. The GBA Revcon 6G (Revolutionary Concept) aircraft is a six seat, turbine engine powered advanced technology rotor wing aircraft. The Revcon 6G was conceived as a 4500 pound, turbine powered, U-STOL (ultra-short takeoff and landing), technology development aircraft. The anticipated useful load is approximately one ton, with a large cargo compartment accessible through a rear loading door. The aircraft has been designed and built to be easy to fly, capable of operating from extremely short, rough strips, and to be able to cruise at 120 miles per hour, or faster. This aircraft was also designed as a modular vehicle which could be used to test the hardware required for large GBA Gyrodyne aircraft. Although the Company will not pursue FAA Certification of the Revcon 6G in the near future, this gyroplane will receive GBA Certification. It should be noted that FAA Certification is not required for sales of aircraft for law enforcement and military uses.

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

       Results of Operations

       Comparing the three months ended March 31, 2002, to the same period ended March 31, 2001, income decreased to $4,000 from $30,000. This was due primarily to a decrease in income on bank deposits. Comparing the three months ended March 31, 2002, to the same period ended March 31, 2001, research and development expenses decreased to $517,000 from $1,785,000. This was due to a decrease in the purchase of production materials and parts as the work emphasis on the Hawk 4 and Revcon 6G shifts from constructing the aircraft almost exclusively to flight testing, and a reduction in workforce. Comparing the three months ended March 31, 2002, to the same period ended March 31, 2001, general and administrative expenses decreased to $473,000 from $974,000. This was due to a general decrease in purchasing as the Company conducted a companywide reduction of expenses, which included a reduction in workforce. Management deemed this to be prudent when the capital markets became constricted in the wake of the terrorist attacks in September 2001. Comparing the three months ended March 31, 2002, to the same period ended March 31, 2001, interest expense increased to $270,000 from $52,000. This was due primarily to an increase in notes payable, accrued payroll, and vendor payables. During the three months ended March 31, 2002, the resulting net loss was $1,256,000, as compared to a net loss of $2,781,000 for the three months ended March 31, 2001.

       Comparing the nine months ended March 31, 2002 to the same period ended March 31, 2001, income decreased to $12,000 from $55,000. This was due primarily to a decrease in income on bank deposits.. Comparing the nine months ended March 31, 2002 to the same period ended March 31, 2001, research and development expenses decreased to $2,370,000 from $5,032,000. This was due to a decrease in the purchase of production materials and parts as the work emphasis on the Hawk 4 and Revcon 6G shifts from constructing the aircraft almost exclusively to flight testing, and to a reduction in workforce. Comparing the nine months ended March 31, 2002, to the same period ended March 31, 2001, general and administrative expenses decreased to $2,741,000 from $3,078,000. This was due to a general decrease in purchasing as the Company conducted a companywide reduction of expenses, which included a reduction in workforce. Management deemed this to be prudent when the capital markets became constricted in the wake of the terrorist attacks in September 2001. Comparing the nine months ended March 31, 2002, to the same period ended March 31, 2001, interest expense increased to $690,000 from $189,000. This was due to an increase in notes payable, accrued payroll, and vendor payables. During the nine months ended March 31, 2002, the resulting net loss was $5,789,000, as compared to a net loss of $8,244,000 for the nine months ended March 31, 2001.

--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


       Liquidity and Capital Resources

       Over the past four fiscal years, the Company has raised over $22 million for operations through the sale of equity, of which $7.8 million was raised during the past fiscal year. The Company is seeking to raise $14 million during fiscal year 2002 to permit a return to its planned certification program on a stable financial basis.

       The Company had been successful in obtaining external funding until impacted by the fall in the stock market for technology products last year, greatly exacerbated by the recent terrorist action and the necessary responses to it, circumstances that make it extremely difficult to rely on outside investment at the levels required.

       In the second fiscal quarter, the Company implemented cost cutting measures by what it expects to be a temporary layoff of those personnel primarily associated with the Hawk 4 private aviation program and not immediately required by the new applications of the aircraft, mentioned above. This resulted in an immediate reduction in force of GBA workers and, therefore, an immediate reduction in payroll expenses. Furthermore, the Company has, and is approaching many of its principal vendors requesting that they accept a stretching out of payments beyond their normal terms. The Company is servicing much of its pre-November obligations to vendors utilizing a combination of repayment plans which include monthly payments for smaller vendor liabilities and promissory notes for larger vendor liabilities. The Company intends to have its pre-November debt paid in full by the end of the first fiscal quarter of fiscal year 2003.

     Deposits on gyroplanes, which began in 1999, are providing an additional source of capital in the form of cash from down payments. It is common practice in the aircraft industry to take down payments to establish delivery positions on new aircraft which may not be delivered for two years or more. High capital costs, and the lack of competition resulting from strict FAA regulation are responsible for this practice. In addition, the Company also believes that the sale of Revcon 6G Gyroplanes may provide additional financial resources in the future. There can be no guarantee or assurance that the Company will be successful in its ability to generate revenue or raise capital at favorable rates or at all.

     Management does not anticipate that operations will be materially affected by inflation during fiscal year 2002.


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

Item 2. Changes in the Securities of the Company

     From August through September, 2000, the company accepted a series of investments totaling $5 million dollars from certain institutional investors (hereinafter "Investors"). The Company had "call" provisions and the Investors had "put" provisions. The agreement entitled the Investors to put shares to the Company, after three years, at $1.60 per share. The Company believes that had the "tech sector" not crashed and had the events of 9-11 not happened, the Company would have been able to have raised sufficient funding to have by now reached certification and entered production. Had this been accomplished, Management believes that the Company's stock price would have been, by the time of redemption, well above the $1.60 put price, making it easy to acquire Investors' 12,500,000 shares at what would then be approximately $20 million.

     In the late fall of 2001, the above mentioned Investors offered to surrender both their 12.5 million shares of common stock and their put agreement (rights) in exchange for non-voting preferred shares, that are redeemable at less than the $20 million "put" it had a right to make. Investors also were willing to surrender their price reset provision that would have required the Company to issue additional shares to Investors if the Company accepted additional investment at a price per share of less than $0.40, which it indeed needed to do and since has done.

     In the third fiscal quarter, and in accord with the Common Stock Purchase Agreement with Investors, dated October 20, 2000, and amended on November 1, 2000, the Investors exchanged 12,500,000 common shares of the Company and their rights under the above "put" and price reset agreements, receiving 15,000 shares of the company's Series B 15% Cumulative Non-Voting Preferred Stock (the Shares).


--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


     The Shares are "no par value," but have a stated value of $1,000 per share (the "Stated Value"). Dividends at 15% per annum of the Stated Value are payable, at the Company's option, in cash or in kind in equal quarterly payments for each full quarterly dividend period.

     The holders of the Shares have no voting rights, except as mentioned below. The Shares have cash liquidation rights superior to any other class or series of the Company's capital stock, equal to the Stated Value of the Shares plus all accrued but unpaid dividends. The Company is obligated to redeem all issued and outstanding shares of Series B Preferred Stock on October 31, 2003 (the "Maturity Date," in an amount equal to the Stated Value of the Shares plus all accrued but unpaid dividends) (the "Redemption Price"), and such Redemption Price may, at the Company's option, be paid in either cash or in shares of the Company's common stock. If the Company elects to pay the Redemption Price in the Company's common stock, the number of common shares to be paid shall equal the number of Series B Preferred shares that are being redeemed for common stock multiplied by one hundred twenty five percent (125%) of the Redemption Price, divided by the average closing bid price of the Company's common stock for the twenty trading days preceding the Maturity Date. All capital stock of any class or series of the Company shall be deemed to rank junior to the shares of Series B Preferred Stock, as to dividends, redemptions and upon liquidation, unless the express terms of such class or series of capital stock specify that such stock is senior to or on parity with the Series B Preferred Stock and the terms of such capital stock are approved in writing by at least eighty percent (80%) in number of the shares of the Series B Preferred Stock then issued and outstanding, voting separately as a class.

     Management believes that it was in the best interest of the Company to agree to this exchange. By doing so, the Company was able to reduce its outstanding common voting shares by 12.5 million shares and also avoid having to issue additional common shares to Investors every time the Company accepted investment at a price below $0.40 per share. Because of the Company's unusually low stock price, this could have ultimately required issuing millions of additional shares to the above mentioned Investors. The non-voting preferred shares will be redeemed at less than the cost of what the "put" would have been and, at the Company's sole option, instead of cash, the Company can pay for the redemption in common shares at only a 25% discount.


--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


Item 3.           Defaults Upon Senior Securities.  None.

Item 4.           Matters Submitted to a Vote of Security Holders.  None.

Item 5.           Other Information.  None.

Item 6.           Exhibits and Reports on Form 8-K.  None.



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


Date: May 20, 2002            GROEN BROTHERS AVIATION, INC.



                            By:                  S/David Groen
                                ----------------------------------------------

                                     David Groen, President & CEO




--------------------------------------------------------------------------------