Form 10KSB
period 2002-06-30
GROEN BROTHERS AVIATION INC /UT/
filed 2002-10-01
CIK 870743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                        Annual Report Pursuant to Section
                                  15(d) of the
                         Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 2002
                         Commission File Number 0-18958

                          Groen Brothers Aviation, Inc.
                         -------------------------------
             (Exact name of Registrant as specified in its charter)


         Utah                                                   87-0489865
-------------------------------                          -----------------------
(State or other jurisdiction of                            I.R.S. Employer
Incorporation or organization)                            Identification Number

          2640 W. California Ave. Ste A, Salt Lake City, UT 84104-4593
         --------------------------------------------------------------
                    (Address of principal executive offices)

Company's telephone number, including area code:  (801) 973-0177

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock (No Par Value)
                          -----------------------------
                                (Title of Class)

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

         As of June 30, 2002, the Registrant had outstanding 87,254,857 shares of common stock, no par value per share, which is the Registrant's only class of common stock.

                    Documents Incorporated by Reference: None

                                     PART I
                                     ------

Item 1.     Business
--------------------

THE COMPANY

         Groen Brothers Aviation, Inc. ("the Company") was incorporated in the State of Utah on July 28, 1980. The Company, through its wholly-owned subsidiary, Groen Brothers Aviation, USA, Inc., is developing for manufacture the Hawk Gyroplane and other gyroplane models. The Company's only operations are through its wholly-owned subsidiary. Hereafter, "the Company" will refer to the operations of Groen Brothers Aviation, Inc. (GBA) and its wholly-owned subsidiary, Groen Bothers Aviation USA, Inc.

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

         When the Hawk 1 successfully flew in December 1992, the Groen Brothers had moved much closer toward achieving their ultimate goals and objectives. The development of the Hawk 2 followed, and in February 1997, their third prototype achieved a vertical takeoff at a world record breaking density altitude for gyroplanes. Today, after having spent more than sixteen years bringing their idea to fruition, enthusiasm for the GBA Hawk within the aviation community runs high. The Company has experienced significant interest from law enforcement agencies, commercial flying entities, and individuals in the U.S. and abroad, which has helped position the Company to attract the investment needed to accelerate the current transition into production.

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

         Since the rotor blades on gyroplanes are powered in flight only by the onrushing air (autorotation), much like a windmill, there is no torque to the system, and therefore no need for a tail rotor. The gyroplane is a stable flying platform. This is not so withhelicopters, which pull the air down through engine-powered rotor blades making it possible to hover, but also making the aircraft unstable, mechanically complicated and difficult to fly. Due to the inherent simplicity of gyroplanes, they are easier to operate and much less expensive to maintain than helicopters.

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

         By the 1940s the private aircraft market had collapsed with the Great Depression, and the main source of investment in aviation came from the U.S. military. At the time, Igor Sikorsky was supplying the government with a number of different transport airplanes of his own design. He then decided to design a helicopter, and he began by licensing rotor technology from Pitcairn. He then convinced the U.S. military to invest in the helicopter rather than the gyroplane, which effectively shelved the gyroplane. To the military, the helicopter appeared to be the next logical step in the evolution of rotorcraft. Apparently the economy and safety of gyroplanes did not count for much, because the helicopterpromised more versatility for military purposes.

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

         Large aviation companies capable of developing and bringing a commercial-sized gyroplane to market, such as Boeing and Bell, have found that the civilian side of helicopter production has not been highly profitable. Yet there is no doubt that major aviation companies understand the commercial potential of vertical takeoff and landing (VTOL) as evidenced by their continuing investment into the development of aircraft targeted for the civilian market, including a civilian tilt-rotor. Over the years the helicopter companies have committed large capital outlays toward improving the helicopter, are now developing tilt-rotor technology, and until GBA's gyroplanes are flying in large numbers, are not likely to pursue a product type that competes with their current product lines.

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

         The Hawk 4, with its variable pitch rotor, is capable of a smoothly controlled short ground roll takeoff using a prerotation technique. The Hawk 4's Rolls-Royce Model 250 B17C, 420 shp gas turbine engine provides prerotation power and thrust following liftoff. The main powerplants for this (and future Hawk variants) is a jet turboprop. Advantages of the turbine engine over a piston engine include: higher useful load, because the turbine engine has more horsepower and is much lighter in weight; reliability; and the worldwide availability of kerosene-based fuels, such as Jet A, etc. Although turbine engines, compared to piston engines, are more expensive, the cost per passenger-mile of the Hawk series should remain a fraction of a comparable helicopter.

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

         The Company introduced the Hawk 4 Gyroplane at the world's largest air show, the Experimental Aircraft Association's AirVenture '99 in Oshkosh, Wisconsin, in July 1999. The Company's booth and outside display were busy with visitors from across the U.S. and around the world. GBA Authorized Dealers were also at the show. At the AirVenture 2000 show in July 2000, the Company flew its Rolls-Royce turbine-powered Hawk 4 Gyroplane. Since AirVenture 2000, the Company has flown the Hawk 4 at other air shows including the Sun n' Fun air show in Florida. During fiscal year 2002, the Company has participated in the Airborne Law Enforcement Association air show and the Experimental Aircraft Association's AirVenture 2001. GBA Authorized Dealers and sales representatives regularly participate at the International Association of Chief of Police Convention. In addition, as discussed below in "The Market" section, the Hawk 4 Gyroplane was used by the Utah Olympic Public Safety Command (UOPSC) during the 2002 Winter Games in Salt Lake City. The Company was also selected to participate in a homeland security expositionin Washington, D.C., in July 2002. The Company plans to exhibit the Hawk 4 at the Marine Corps Air Station (MCAS) Miramar Air Show in October 2002.

         In fiscal year 2002, the Hawk 4 Gyroplane has received significant international acclaim and publicity. Time Magazine, in their November 19, 2001, issue, recognized the Hawk 4 Gyroplane as one or the best "Inventions of the Year." The inventions selected by Time for inclusion in this issue were those that were not only innovative, but also had the potential to affect our lives. The story provided a brief description of how the aircraft operates, and also presents the safety and low operating costs of the Hawk 4 along with the aircraft's promising role in homeland defense.

         The Smithsonian National Air & Space Museum has included the Hawk 4 Gyroplane in its new IMAX film, "Straight Up! Helicopters in Action." With the current impact GBA's Hawk 4 is having on the rotorcraft industry, particularly as it relates to homeland security, the Smithsonian Institution recognized the merits of featuring GBA's 21st Century Hawk 4 Gyroplane in its new movie on rotor wing flight. After showing bigger-than-life footage of a restored Pitcairn (PCA-2) Autogyro, a 1920's vintage gyroplane, the film fast-forwards to current scenes of the Hawk 4 flying in the skies of Utah and Arizona to demonstrate the rebirth of the gyroplane through modern technology. The film premiered in September 2002, and will be distributed to other IMAX theaters worldwide. This is the first film in IMAX 70mm format to feature rotary-wing aircraft.

GBA RevCon 6G

         In addition to its Hawk series models, the Company has completed the assembly of, and is flight testing its RevCon 6G Gyroplane. The GBA RevCon 6G (Revolutionary Concept) aircraft is a six seat, turbine engine powered advanced technology rotor wing aircraft, utilizing a modified Cessna Skymaster fuselage. The RevCon 6G was conceived as a 4,500 pound, turbine powered, U-STOL (ultra-short takeoff and landing), technology development aircraft. The anticipated useful load is approximately one ton, with a large cargo compartment accessible through a rear loading door. The aircraft has been designed and built to be easy to fly, capable of operating from extremely short, rough strips, and to be able to cruise at 120 miles per hour or faster. This aircraft was also designed as a modular vehicle which could be used to test the hardware required for large GBA Gyrodyne aircraft. Although the Company will not pursue FAA Certification of the RevCon 6G in the near future, this gyroplane may receive GBA Certification if suitable public use sales opportunities emerge. It should be noted that FAA Certification is not required for sales of aircraft for law enforcement and military uses.

FAA Type Certificate

         Type certification is the process that conforms the Hawk Gyroplane engineering and flight characteristics to FAA requirements. The type certification process legally enables a U.S. manufacturer to mass-produce its aircraft "type," insuring that each gyroplane that flies away from a GBA factory meets identical safety and performance requirements. The regulations governing an FAA Type Certificate for the Hawk Gyroplane are contained in Federal Aviation Rules (FAR) Part 27, which regulates certification of helicopters and gyroplanes. The FARs require the manufacturer to provide drawings and engineering data for every component of the aircraft. The engineering data must show precisely what stresses will be imposed on the component during its operational life. Its capabilities must exceed these stresses by a minimum of 50 percent. The Hawk is designed with even greater margins of safety when weight is not a penalty. The quality of each component must also be shown to be repeatable during the manufacturing process, and when GBA buys a part from another manufacturer, the part must also be certified by GBA, or under a specific "Technical Standard Order (TSO)" by the FAA.

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

Public Use Emphasis

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

         The Company's business plan has been centered upon the development and FAA certification of its Hawk 4 Gyroplane for private commercial use. The private commercial aircraft market, with its requirement for certification, has necessitated that GBA rely upon substantial external funding. Meeting the rigorous requirements established by the FAA for civilian use aircraft was necessary before the Company could begin to obtain a revenue flow from commercial sales. The Company had been successful in obtaining such funding until impacted by the fall in the stock market for technology products last year. This was greatly exacerbated by the recent terrorist action, creating conditions that make it extremely difficult to rely on outside investment at the levels required. In these circumstances, GBA's Board has decided that it would be imprudent to continue to use its resources at their present level until the current uncertainties have abated.

         GBA has, however, recognized that the new circumstances of our country, as well as other countries, will require increased levels of vigilance by several branches of government to protect critical national assets. These will include border patrol as well as protection of pipelines, nuclear power plants and key transportation infrastructure. For such Public Use missions, which do not require the use of certificated aircraft, the Hawk 4 is particularly well suited, performing such missions far more effectively, and at lower relative cost than any other air or ground vehicle.

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

THE MARKET

         As helicopters have become commonplace, many potential users of ultra-short take off and landing (U-STOL) and off-airport aircraft have realized how useful vertical flight would be if only they could afford it. The affordable vertical flight offered by GBA gyroplanes will open a market that is much larger than the existing helicopter market.

Government and Commercial Aviation

         The market for the Hawk is large and varied. The world has become dependent upon helicopters where runways are not available or if slow flight is required. The Company believes the Hawk is a low cost alternative, which can perform competitively with helicopters and airplanes in many roles including the following:

1. Law enforcement (homeland security, police, sheriff, border patrol, customs, and drug interdiction).
2. Public service organizations (fire patrol, medical transport, wildlife and land management).
3. Military (courier, armed surveillance, VIP transport, forward artillery control, ground attack, unmanned aerial vehicles).
4. Commercial (oil, gas, and power line patrol and inspection, land survey, aerial photography, crop spraying, herd management, air taxi service, corporate transport, and flight training).
5.       Private (commuting, sport flying, and training).

Homeland Security

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

         During the third fiscal quarter, the Hawk 4 was prominently featured on the CNN and Fox News networks, and also was covered by NBC, CBS, German TV, and Tech TV. The Hawk 4 also was reported in the print media by Aviation Week & Space Technology, Aviation Week's Business and Commercial Aviation, Aviation Week's Homeland Security and Defense newsletter, Flight International, the February 2002 Rolls-Royce Rotor Report, HAI Convention News, Ag-Pilot, Agricultural Aviation, and local newspapers in Salt Lake City and Phoenix..

         The international coverage given the Company and its aircraft centered on the use of the Hawk 4 Gyroplane, equipped as the Hawk 4 "Homeland Defender,"
(TM) by the Utah Olympic Public Safety Command (UOPSC) as an aerial observation platform in support of increased security at the Salt Lake International Airport and surrounding environs. UOPSC used the Hawk 4 under public use laws. For the UOPSC observation missions, the aircraft was equipped with FLIR Systems Inc.'s day/night observation system, a Spectrolab Inc. SX-5 search light, an Avalex Technologies flat panel display, a Broadcast Microwave Services live realtime video downlink system, and a law enforcement communications radio stack provided by Northern Airborne Technology. During its operational period for UOPSC, the Hawk 4 completed 67 missions and accumulated 75 hours of maintenance-free flight time.

         Later in the fiscal year, Groen Brothers Aviation, Inc. was selected to participate in the Small Business Homeland Defense Expo 2002 in Washington, DC. Groen Brothers Aviation, Inc. attended the Expo to inform federal procurement agents and members of the U.S. Congress of the homeland security applications of GBA's Homeland Defender Gyroplane. GBA was accepted, through nomination by Utah Senator Orrin Hatch, to display the Hawk 4 Homeland Defender (TM) in front of the Russell Senate Office Building in Washington, D.C., for the Expo on July 10, 2002.

         Senators Christopher S. Bond (R-MO) and John F. Kerry (D-MA) co-chaired the Small Business Homeland Security Expo. 2002, where 50 companies (chosen from hundreds of applicants) from around the nation showcased products designed to strengthen homeland security. The Hawk 4 was one of only two chosen to have a full display outside on special showcase. Tom Ridge, Director of the Office of Homeland Security, was one of the featured speakers at the Expo.

         In a live CNN broadcast, Senator Kerry said his favorite product at the Expo, with its very short takeoff and landing capabilities, high performance, high reliability and low operating cost, was the Hawk 4 Gyroplane. The Hawk 4, dressed in Navy gray, looked every bit the part of Homeland Defender, and was well received by numerous Senators and their staffs, including Utah's own Senator Hatch and Senator Bennett. Others attending the event were various representatives of the military branches and executive agencies who are potential users of such an aircraft. U.S. Small Business Administrator Hector

Barreto, who was pictured with the Hawk 4 in an edition of the Washington Times,
personally   congratulated   the   Groen   Brothers   Aviation   team  on  their
accomplishments.

         Following the event, through July 15, the Company performed daily flight demonstrations and gave familiarization rides at a nearby airport in Leesburg, VA. Among the numerous visitors attending the flight demonstrations, several of whom flew in the aircraft, were representatives of the DEA, DOD, DARPA, the Department of Commerce, the President's Commission on U.S. Aerospace Industries, and the Aerospace Industries Association. Many senior staff members of U.S. Senators and Representatives attended, including Military Legislative Assistants. Law enforcement attendees included the D.C. Metro Police Department, Virginia State Police, and the Henrico County Virginia Police Department. In addition, reporters from the Washington Post and the Aircraft Owners & Pilots Association Magazine attended the demonstration and flew in the aircraft.

         The Hawk 4 Homeland Defender (TM) gyroplane was recently showcased in segments that aired on "National Geographic Today" and on "National Geographic This Week." The segments highlighted the utility and effectiveness of the Hawk 4 Gyroplane as a public use aircraft in a homeland security role. At the center of the coverage given by this popular cable and satellite TV program was a report filed by a special aviation correspondent Pat Woodard. Underscoring the economy inherent in the design and operation of the world's first turbine powered gyroplane, Woodard said "With so few moving parts, a gyroplane costs about half as much to maintain as a helicopter." In its examination of the widely ranging homeland security applications to which the aircraft effectively lends itself, National Geographic's coverage emphasized the Hawk 4's unique security role as an aerial observation platform during the 2002 Winter Olympics. "National Geographic This Week" host Tom Foreman commented on the Hawk 4 Homeland Defender's (TM) relevance as an affordable aerial observation platform in a post 9-11 world. Brilliantly produced, this piece made a clear case for the employment of the modern gyroplane as a homeland defense tool.

Dealer Network

         Groen Brothers Aviation has established, and is continuing to add Authorized Dealers in major cities across the United States and Canada. The Company has fifteen Authorized Dealers in major cities across the United States and Canada. There also are Authorized Dealers in Costa Rica, Ecuador, and the Bahamas. GBA Dealers will be responsible for sales, service, maintenance, and flight training. To become a dealer, aircraft deposits are given to GBA based on a quota for each metropolitan statistical area. At present, the Company has received from its Dealers and private individuals more than 145 down payment deposits on aircraft. The dealers in turn take deposits from customers as orders are received. Except for military sales, which will be made directly by GBA, dealers will handle all sales, including government agencies and fleet sales.

         During the past ten years of developing the Hawk Gyroplane, GBA has received sales inquiries from thousands of potential customers, both domestic and foreign. In support of its dealer network, the Company has established a web page at www.gbagyros.com. Each GBA Authorized Dealer is linked to the main GBA web site as well as having their own internet site. The Company also makes available to its dealers printed sales materials and videos of the Hawk Gyroplane.

Export Sales

         GBA has been approached by companies in more than a dozen foreign countries on five continents requesting to be dealers. At present, the Company is having discussions with several different foreign entities.

         The Company is seeking orders from foreign governments with intensive border patrol needs. Also, since the Hawk 4 Gyroplane excels where infrastructure is relatively undeveloped, the potential for sales in many foreign countries is great.

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

         In August 2001, the Company announced that it would move its corporate headquarters from Salt Lake City, Utah, to a brand new manufacturing facility in Glendale, Arizona. However, since the events of 9-11, and the effect that these have had on the Company, any decision to build and move into a new factory has been postponed. It is now the Company's intent to begin manufacturing in its current facility in Salt Lake City, Utah.

Item 3.     Legal Proceedings
-----------------------------

         The Company is a plaintiff in litigation in Germany. Pursuant to a loan agreement with a German citizen and two European banks, the Company delivered four million shares of common stock as collateral in July of 1993. A loan was never received on the collateral and in December of 1993 the Company filed criminal charges and retained a law firm in Germany to commence civil litigation. In 1997, the German Courts judged favorably for the Company on all counts. The defendant appealed on a technicality and the appellate court ruled in favor of the Company. The Company expects to have its stock returned during the coming fiscal year.

Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

         There have been no matters submitted to security holders during the current fiscal year.


                                     PART II
                                     -------

Item 5.     Market for the Registrant's Common Stock and
--------------------------------------------------------
            Related Security Holder Matters
            -------------------------------

         The Company's common stock, no par value, traded Over The Counter, is listed on the OTC Bulletin Board as GNBA. No cash dividends have been paid for the past four quarters.

             Quarterly Common Stock Bid Price Ranges (Calendar Year)

          Year             Quarter           High              Low
          ----             -------           ----              ---

          1997             1st               1.88              1.25
                           2nd               1.69               .94
                           3rd               1.38              1.00
                           4th               1.31               .50
          1998             1st                .75               .41
                           2nd               1.09               .35
                           3rd                .72               .53
                           4th                .81               .47
          1999             1st                .78               .47
                           2nd               1.68               .59
                           3rd               2.63              1.06
                           4th               1.31               .81
          2000             1st               1.56               .75
                           2nd               1.56              1.03
                           3rd               1.34               .84
                           4th               1.06                72
          2001             1st                .95               .69
                           2nd               1.08               .59
                           3rd                .91               .44
                           4th                .47               .19
          2002             1st                .39               .26
                           2nd                .29               .21

         The number of shareholders of record for the Company's common stock as of June 30, 2002, were 1,323, and the number of shares issued and outstanding were 87,254,857.

Recent Sales of Unregistered/Restricted Securities

         During the past fiscal year the Company has obtained investment capital, or the relief of debt and accounts payable through the private sale of unregistered/restricted common shares. These sales were to sophisticated or accredited investors at prices fluctuating with the market price of the Company's common stock. Additionally, on a more limited basis, some shares were issued to service providers. A listing of these transactions are found in the Consolidated Statement of Stockholders Deficit contained in the Company's audited financial statements attached hereto. Such document is incorporated by reference.

Item 6.     Management's Discussion and Analysis of Financial
-------------------------------------------------------------
            Condition and Results of Operations
            -----------------------------------

Results of Operations

         Income

         Total income increased to $428,000 from $398,000. The increase was due to the sale of an aircraft engine that formerly had been expensed to research and development. The increase was partially offset by a decrease in related party interest income, due in part to renegotiating the principal balance and interest rate on a related party note receivable.

         Expenses

         During 2002, research and development expenses decreased to $3,342,000 compared to $ 7,035,000 in 2001. This was due to the Company's cost-cutting measures and change in business plan, which resulted in a decrease in the purchase of production materials and parts and a reduction in workforce as the work emphasis on the Hawk 4 and RevCon 6G shifted from constructing the aircraft almost exclusively to flight testing.

         During 2002, general and administrative expenses decreased to $3,259,000 compared to $3,619,000 in 2001. There was a general decrease in general and administrative purchasing as the Company conducted a company wide reduction of expenses, with a resulting reduction in workforce. Management deemed this to be prudent when the capital markets became constricted in the wake of the terrorist attacks in September 2001.

         During 2002, the Company determined that there had been an impairment of $867,000 in deferred stock offering costs and a decrease in the fair market value of investment artwork. During 2002, interest expense increased to $1,074,000 compared to $1,027,000 in 2001. This was due to an increase in accrued interest on notes payable, accrued payroll, and vendor payables.

         Net Earnings

         During 2002 and 2001 the Company continued to record losses as it conducted flight tests and continued the transition toward full marketing and manufacturing of the Hawk Gyroplane series. In 2002, the net loss was $8,362,000 compared to $11,283,000 in 2001. In 2002, the net loss applicable to common stockholders was $12,460,000 compared to $11,283,000 in 2001. The additional net loss applicable to common stockholders is due to accretion in the value of the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock and dividends on that stock.

         Liquidity and Capital Resources

         During development stage activities, the Company has raised $24 million for operations through the sale of equity. The Company had been successful in obtaining external funding to support its aircraft development until impacted by the fall in the stock market for technology products last year, greatly exacerbated by the terrorist action in September 2001 and the necessary responses to it, circumstances that make it extremely difficult to rely on outside investment at the levels required.

         In the second fiscal quarter, the Company implemented cost cutting measures by a layoff of those personnel primarily associated with the Hawk 4 commercial aviation program and not immediately required by the new applications of the aircraft, mentioned above. This resulted in an immediate reduction in force of GBA workers and, therefore, an immediate reduction in payroll expenses. The Company further cut back on many other controllable expenditures.

         Additionally, the Company successfully approached many of its principal vendors requesting that they accept a stretching out of payments beyond their normal terms. As a result, the Company is servicing much of its pre-November 2001, obligations to vendors utilizing a combination of repayment plans which include monthly payments for smaller vendor liabilities and promissory notes for larger vendor liabilities. Since the end of the fiscal year, certain of the promissory notes have expired and are thus technically in default. The Company is, however, in negotiation with those vendors and anticipates that it will reach agreement with each vendor either to extend the existing note or to a payment plan satisfactory to the parties.

         During the past fiscal year, $1.7 million was raised through the sale of equity, and $0.5 million through the sale of assets, principally engines. The Company has also raised $1.6 million (net of reduction) in Notes Payable during the latest fiscal year. Accrued expenses, particularly deferral of officer salaries, also reduced cash requirements by $1.6 million.

         Management does not anticipate that revenues or expenses will be materially affected by inflation during fiscal year 2003.

         The Company is seeking to raise $40 million during fiscal year 2003 to permit a return to its planned certification program on a stable financial basis. There can be no guarantee or assurance that the Company will be successful in its ability to generate revenue or to raise capital at favorable rates or at all.

         Critical Accounting Policies

         Deferred offering costs represent origination costs incurred to obtain equity financing. Such origination costs are recognized as an asset between the time the costs are incurred and the receipt of the cash proceeds from the offering. Deferred offering costs are reduced "dollar-for-dollar" against common stock as the equity financing is realized or charged to expense should they exceed the actual equity received.

         The Company evaluates deferred offering costs, recognized as assets, for impairment whenever events or changes in circumstances indicate the deferred offering costs exceed expected equity financing to be received. During the year ended June 30, 2002, the Company's management determined that the full amount of the deferred offering costs incurred in connection with its equity line of credit arrangement were impaired, due to the fact that the Company has not registered unrestricted shares of common stock for the purpose of drawing-down on its line of equity. The Company's management has assessed that as of June 30, 2002, it is not in the Company's financial interest to complete the registration process at this time.

         If the Company was to register unrestricted shares of common stock, subject to other contractual limitations and based on the number and fair market value of issued and outstanding shares as of June 30, 2002, the Company would be limited to the issue of a maximum of 8,638,231 shares for a draw-down on the line of equity of $2,160,000.

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

         During the year ended June 30, 2002, a piece of artwork valued at $40,000 was sold for $17,000, 42% of the cost value. Based on this evidence of decline in market value, and because other pieces potentially might be sold for similar losses, the Company decided to incur an impairment expense of 58% by writing down the remaining artwork to 42% of cost.

         The impairment affects the balance sheet, lowering assets by $159,000, and by increasing deficit accumulated during the development stage by the same amount. In the statement of operations the impairment is part of the "impairment of assets" as it is presented there.

         The market value of artwork is subjective until a sale transaction occurs. Had the piece of artwork mentioned above been sold for a different amount, the impairment might have been more or less. The Company thought that it was most conservative to record, for the remaining artwork, an impairment corresponding to the objective evidence of impairment provided by the sale of the piece of artwork mentioned above.

         The  Company's   management  has  already  discussed  the  development,
selection and disclosure of the above accounting estimates with the Company's board of directors.

Item 7.     Financial Statements
--------------------------------
                                                                        Page
                                                                        ----
         Index to Consolidated Financial Statements

         Independent auditors' report of Tanner + Co.                   F-1

         Consolidated financial statements:

                  Consolidated balance sheet                            F-2

                  Consolidated statement of operations                  F-3

                  Consolidated statement of stockholder's
                       deficit                                          F-4

                  Consolidated statement of cash flows                 F-11

                  Notes to consolidated financial statements           F-13



Item 8.     Changes in and Disagreements with Accountants on
------------------------------------------------------------
            Accounting and Financial Disclosure
            ------------------------------------

         There has been no change of accountants or reporting disagreements on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure.


Item 9.     Directors and Executive Officers of the Registrant
--------------------------------------------------------------

         The following table contains the names and ages of all Directors; all positions and offices with the Registrant held by each such person.

    Name                           Age              Positions
    ----                           ---              ---------

    David L. Groen                 51               Director, President, Chief
                                                    Executive Officer, and
                                                    Treasurer
    H. Jay Groen                   58               Director, Chairman of the
                                                    Board of Directors
    James P. Mayfield              54               Director, Executive Vice-
                                                    President, Corporate
                                                    Secretary

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

Family Relationships

         H. Jay Groen and David L. Groen are brothers.

Background on Directors and Officers

         David Groen is President & CEO, Treasurer, and a Director of the Registrant. Immediately prior to forming Groen Brothers Aviation, David Groen was a founding partner and Chief Financial Officer (CFO) for Seagull Recycling Company. Previously, he has held numerous executive positions in the helicopter industry with Sales and Marketing, Safety Officer, Branch Manager, and Chief Pilot responsibilities. Having extensive military and commercial experience in helicopters, Mr. Groen has logged more than 7,000 hours in rotor-wing and fixed-wing aircraft. Mr. Groen received his Certificate of Graduation in 1970 from the U.S. Army Warrant Officer Flight Training School, was awarded Army Aviator Wings and promoted to the rank of Warrant Officer. As a combat helicopter pilot and Aircraft Commander in Vietnam, he flew hundreds of combat sorties. He is qualified as a pilot in most American and French helicopters, and has attended Aerospatiale factory schools on the SA315B Lama and the SA316 and SA319 Alouette III helicopters. Over the years, Mr. Groen's numerous commercial helicopter missions have involved such work as EMS (emergency medical service hospital air ambulance), power line construction and patrol, topographical
survey,  USGS  map  making,   wildlife  management,   predator  control,   heard
management, back country tour guides, heli-skiing, forest fire fighting, long line seismic oil exploration, and wildcat on-shore and off-shore oil drilling operations. These years of commercial flying gave Mr. Groen a wealth of management and leadership experience in a variety of related fields. David Groen is co-author, along with his brother Jay, of a best selling novel entitled Huey.

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

Item 10.  Executive Compensation
--------------------------------

         No director or executive officer of the Registrant received cash compensation in excess of $100,000 during the past fiscal year. David Groen holds options to purchase 1,475,000 common shares at $.09 per share to be purchased by 2003, options to purchase 150,000 common shares at $1.10 per share to be purchased by 2005, options to purchase 25,000 common shares at $.50 per share to be purchased by 2006, options to purchase 250,000 common shares at $.63 per share to be purchased by 2006, options to purchase 2,000,000 common shares at $1.00 per share to be purchased by 2006, and options to purchase 100,000 common shares at $.25 per share to be purchased by 2007. Jay Groen holds options to purchase 2,075,000 common shares at $.09 per share to be purchased by 2003, options to purchase 25,000 common shares at $.50 per share to be purchased by 2006, options to purchase 250,000 common shares at $.63 per share to be purchased by 2006, options to purchase 2,000,000 common shares at $1.00 per share to be purchased by 2006, and options to purchase 100,000 common shares at $.25 per share to be purchased by 2007. James Mayfield holds options to purchase 1,000,000 common shares at $.09 per share to be purchased by 2003, options to purchase 3,150,000 common shares at $1.10 per share to be purchased by 2005, options to purchase 1,025,000 common shares at $.50 per share to be purchased by 2006, options to purchase 250,000 common shares at $.63 per share to be purchased by 2006, and options to purchase 100,000 common shares at $.25 per share to be purchased by 2007.

Item 11.  Security Ownership of Certain Beneficial
--------------------------------------------------
          Owners and Management
          ---------------------

         The following shows the shares of common stock owned as of June 30, 2002, by all the Directors and Officers individually and as a group. No individual investors, other than those shown, own more than five percent of the outstanding common stock. Each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name  and  Address                   Common Shares               Percent of
of Beneficial Owner                    Ownership                   Common
-------------------                  -------------               ----------

David Groen, President                  10,749,184               12.32
2640 California Avenue
Salt Lake City, UT 84104

Jay Groen, Director                      5,184,344                5.94
2640 California Avenue
Salt Lake City, UT 84104

James P. Mayfield, Vice President           70,760                0.08
2640 W. California Avenue
Salt Lake City, UT 84104

All Officers and Directors              16,004,288               18.34

Lyle Campbell                            4,718,585                5.41
c/o Chapman & Cutler
111 W. Monroe Street
Chicago, IL 60603

         In addition to the above, David Groen, President, owns 10,000,000 shares of the Company's Series A Convertible Preferred Stock. This is 100% of the outstanding shares of that series of stock. The rights, terms, and preferences are as follows:

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

         The above does not include common stock options owned by David Groen, Jay Groen, and James Mayfield that could have been exercised as of June 30, 2002, to purchase 3,550,000 shares, 4,100,000 shares, and 3,075,000 shares respectively. If such shares were purchased, their ownership would equal 14.59 percent, 9.48 percent, and 3.21 percent respectively.

         During the year ended June 30, 2001, the Company received an equity investment from certain institutional investors. Pursuant to the funding terms, a total of 12,500,000 shares of common stock and put options were purchased for an aggregate of $5 million. During the year ended June 30, 2002, the investors surrendered all 12,500,000 shares of common stock and put options in exchange for 15,000 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock with a stated value of $15 million. On October 31, 2003, the Company is obligated to redeem all issued and outstanding shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock, and the Company at its option may redeem these shares in either cash or common stock. See footnote 12 to the financial statements regarding "Equity Financing."

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The Company owes $180,000, plus accrued interest, to a company owned by Directors Jay and David Groen.

         The Company holds a note receivable in the amount of $2,400,000 from David Groen, the President of the Company. The note matures in 3 years, bears an interest rate of 5% per annum, and is secured by 10,000,000 shares of the Company's Series A Convertible Preferred Stock. Principal and accrued interest are due in one lump sum, upon maturity. Because the note is secured by the preferred stock that it purchased, the note appears as a Subscription Receivable in the Stockholders' Deficit section of the Balance Sheet. On May 31, 2002, the Company renegotiated the note receivable amount from $10,000,000 to $2,400,000. The renegotiated amount is retroactive, effectively reducing the accrued interest balance at May 31, 2002, from $781,000 to $187,000. The accrued interest balance as of June 30, 2002, was $197,000.

Item 13.  Exhibits, Financial Statement Schedules and
-----------------------------------------------------
          Reports on Form 8-K
          -------------------

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


Independent auditors' report                                            F-1


Consolidated balance sheet                                              F-2


Consolidated statement of operations                                    F-3


Consolidated statement of stockholders' deficit                         F-4


Consolidated statement of cash flows                                   F-11


Notes to consolidated financial statements                             F-13


--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)

                                                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Groen Brothers Aviation, Inc.

We have audited the accompanying consolidated balance sheet of Groen Brothers Aviation, Inc., (the Company), a development stage company, as of June 30, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years ended June 30, 2002 and 2001, and cumulative amounts since July 1, 1993 (date of commencement of development stage). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Groen Brothers Aviation, Inc., as of June 30, 2002, and the results of their operations and their cash flows for the two years ended June 30, 2002 and 2001, and cumulative amounts since July 1, 1993 (date of commencement of development stage), in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah
September 12, 2002



                                                                             GROEN BROTHERS AVIATION, INC.
                                                                             (A Development Stage Company)

                                                                                Consolidated Balance Sheet

                                                                                             June 30, 2002
----------------------------------------------------------------------------------------------------------

       Assets
       ------
Current assets:
   Cash                                                                                 $           16,000
   Accounts receivable                                                                               5,000
   Related party notes receivable                                                                  125,000
   Prepaid expenses                                                                                 25,000
                                                                                        ------------------

         Current assets                                                                            171,000

Investment art                                                                                     173,000
Property and equipment, net                                                                        655,000
                                                                                        ------------------

         Total assets                                                                   $          999,000
                                                                                        ------------------

----------------------------------------------------------------------------------------------------------

       Liabilities and Stockholders' Deficit
       -------------------------------------

Current liabilities:
   Accounts payable                                                                     $        1,108,000
   Accrued expenses                                                                              3,804,000
   Short-term notes payable                                                                        893,000
   Related party notes payable                                                                   3,641,000
   Current portion of long-term debt                                                               908,000
                                                                                        ------------------

         Total current liabilities                                                              10,354,000

Long-term debt                                                                                     100,000
Deposits                                                                                         2,699,000
                                                                                        ------------------

         Total liabilities                                                                      13,153,000
                                                                                        ------------------

Commitments and contingencies                                                                            -

Stockholders' deficit:
   Series B 15% cumulative redeemable non-voting preferred stock, no par value, 50,000,000 shares authorized; 15,918 shares issued and
      outstanding (aggregate liquidation preference of $15,918,000)                              9,098,000
   Common stock, no par value, 200,000,000 shares authorized;
     87,254,857 shares issued and outstanding                                                   24,578,000
   Series A convertible preferred stock, no par value, 50,000,000 shares authorized; 10,000,000 shares issued and outstanding (aggregate
     liquidation preference of $0)                                                               2,597,000
   Series A convertible preferred stock subscription receivable                                 (2,597,000)
   Deficit accumulated during the development stage                                            (45,830,000)
                                                                                        ------------------

         Total stockholders' deficit                                                           (12,154,000)
                                                                                        ------------------

         Total liabilities and stockholders' deficit                                    $          999,000
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



                                                                             GROEN BROTHERS AVIATION, INC.
                                                                             (A Development Stage Company)

                                                                      Consolidated Statement of Operations

                                                               Years Ended June 30, and Cumulative Amounts
----------------------------------------------------------------------------------------------------------

                                                                                            Cumulative
                                                            2002             2001            Amounts
                                                     -----------------------------------------------------
Income:
     Related party interest                          $           13,000   $      336,000   $       349,000
     Interest and other                                         415,000           62,000           643,000
                                                     -----------------------------------------------------

                  Total income                                  428,000          398,000           992,000
                                                     -----------------------------------------------------

Costs and expenses:
     Research and development                                 3,342,000        7,035,000        26,180,000
     General and administrative expenses                      3,259,000        3,619,000        14,787,000
     Impairment of assets                                     1,115,000                -         1,115,000
     Interest expense                                         1,074,000        1,027,000         2,872,000
                                                     -----------------------------------------------------

                  Total costs and expenses                    8,790,000       11,681,000        44,954,000
                                                     -----------------------------------------------------

         Net loss before income taxes                        (8,362,000)     (11,283,000)      (43,962,000)

Benefit for income taxes                                              -                -                 -
                                                     -----------------------------------------------------

                  Net loss                           $       (8,362,000)  $  (11,283,000)  $   (43,962,000)
                                                     -----------------------------------------------------

Series B 15% cumulative redeemable
  non-voting preferred stock:
     Accretion                                               (3,180,000)               -        (3,180,000)
     Dividends                                                 (918,000)               -          (918,000)
                                                     -----------------------------------------------------

                  Net loss applicable to
                  common stockholders                       (12,460,000)     (11,283,000)      (48,060,000)
                                                     -----------------------------------------------------

Net loss per share - basic and diluted               $             (.14)  $         (.13)  $          (.91)
                                                     -----------------------------------------------------

Weighted average common and common
  equivalent shares - basic and diluted                      91,065,000       83,812,000        53,011,000
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


                                                                                                   GROEN BROTHERS AVIATION, INC.
                                                                                                   (A Development Stage Company)
                                                                                 Consolidated Statement of Stockholders' Deficit

                                                                       Years Ended June 30, 2002 and 2001 and Cumulative Amounts
--------------------------------------------------------------------------------------------------------------------------------


                               Series B 15%
                               Cumulative
                                Redeemable                                               Series A
                               Non-Voting                                Series A       Convertible     Deficit
                                Preferred                               Convertible      Preferred    Accumulated
                                 Stock           Common Stock          Preferred Stock     Stock        During
                              -------------------------------------------------------  Subscription  Development
                              Shares  Amount    Shares     Amount     Shares   Amount    Receivable      Stage         Total
                              --------------------------------------------------------------------------------------------------

Balance, July 1, 1993             -   $    -   27,153,509  $ 1,074,000      -   $    -    $      -   $ (1,868,000) $    (794,000)

Issuance of common stock for:
    Cash (.26)                    -        -    1,083,611      280,000      -        -           -              -        280,000
    Collateral on a loan          -        -    4,000,000            -      -        -           -              -              -
    Commissions (.24)             -        -       40,857       10,000      -        -           -              -         10,000
    Debt (.17)                    -        -      172,222       30,000      -        -           -              -         30,000
    Services (.24)                -        -       63,185       15,000      -        -           -              -         15,000

Cancellation of shares
  previously issued               -        -      (50,000)           -      -        -           -              -              -

Issuance of stock options
  at 50% of bid at option
  date                            -        -            -       10,000      -        -           -              -         10,000

Net loss                          -        -            -            -      -        -           -       (480,000)      (480,000)
                              --------------------------------------------------------------------------------------------------

Balance, June 30, 1994            -        -   32,463,384    1,419,000      -        -           -     (2,348,000)      (929,000)

Issuance of common stock for:
    Assets (.44)                  -        -        2,286        1,000      -        -           -              -          1,000
    Cash (.42)                    -        -    1,028,923      432,000      -        -           -              -        432,000
    Commissions (.49)             -        -       18,546        9,000      -        -           -              -          9,000
    Debt (.11)                    -        -      487,027       55,000      -        -           -              -         55,000
    Services (.44)                -        -      138,860       61,000      -        -           -              -         61,000

         (Note - per share data is included in parenthesis)


--------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                 F-4



                                                                                                   GROEN BROTHERS AVIATION, INC.
                                                                                                   (A Development Stage Company)
                                                                                 Consolidated Statement of Stockholders' Deficit
                                                                                                                       Continued
--------------------------------------------------------------------------------------------------------------------------------


                               Series B 15%
                               Cumulative
                                Redeemable                                               Series A
                               Non-Voting                                Series A       Convertible     Deficit
                                Preferred                               Convertible      Preferred    Accumulated
                                 Stock           Common Stock          Preferred Stock     Stock        During
                              -------------------------------------------------------  Subscription  Development
                              Shares  Amount    Shares     Amount     Shares   Amount    Receivable      Stage         Total
                              --------------------------------------------------------------------------------------------------

Net loss                          -        -            -            -      -        -           -       (710,000)      (710,000)
                              --------------------------------------------------------------------------------------------------

Balance, June 30, 1995            -        -   34,139,026    1,977,000      -        -           -     (3,058,000)    (1,081,000)

Issuance of common stock for:
    Assets (.51)                  -        -      100,000       51,000      -        -           -              -         51,000
    Cash (.33)                    -        -    1,669,404      547,000      -        -           -              -        547,000
    Commissions (.33)             -        -      124,719       41,000      -        -           -              -         41,000
    Debt (.20)                    -        -       10,000        2,000      -        -           -              -          2,000
    Services (.24)                -        -      686,708      168,000      -        -           -              -        168,000

Net loss                          -        -            -            -      -        -           -     (1,046,000)    (1,046,000)
                              --------------------------------------------------------------------------------------------------

Balance, June 30, 1996            -        -   36,729,857    2,786,000      -        -           -     (4,104,000)    (1,318,000)

Issuance of common stock for:
    Assets (.88)                  -        -    2,500,000    2,201,000      -        -           -              -      2,201,000
    Cash (.89)                    -        -    1,359,442    1,216,000      -        -           -              -      1,216,000
    Commissions (1.12)            -        -       11,607       13,000      -        -           -              -         13,000
    Debt (.69)                    -        -      689,802      477,000      -        -           -              -        477,000
    Services (.57)                -        -      468,003      267,000      -        -           -              -        267,000

Net loss                          -        -            -            -      -        -           -     (1,890,000)    (1,890,000)
                              --------------------------------------------------------------------------------------------------

Balance, June 30, 1997            -        -   41,758,711    6,960,000      -        -           -     (5,994,000)       966,000

        (Note - per share data is included in parenthesis)


--------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                 F-5



                                                                                                   GROEN BROTHERS AVIATION, INC.
                                                                                                   (A Development Stage Company)
                                                                                 Consolidated Statement of Stockholders' Deficit
                                                                                                                       Continued
--------------------------------------------------------------------------------------------------------------------------------


                               Series B 15%
                               Cumulative
                                Redeemable                                               Series A
                               Non-Voting                                Series A       Convertible     Deficit
                                Preferred                               Convertible      Preferred    Accumulated
                                 Stock           Common Stock          Preferred Stock     Stock        During
                              -------------------------------------------------------  Subscription  Development
                              Shares  Amount    Shares     Amount     Shares   Amount    Receivable      Stage         Total
                              --------------------------------------------------------------------------------------------------

Issuance of common stock for:
    Cash (.50)                    -        -    1,613,622      803,000      -        -           -              -        803,000
    Commission (.49)              -        -      109,299       54,000      -        -           -              -         54,000
    Services (.73)                -        -       79,617       58,000      -        -           -              -         58,000

Net loss                          -        -            -            -      -        -           -     (3,056,000)    (3,056,000)
                              --------------------------------------------------------------------------------------------------

Balance, June 30, 1998            -        -   43,561,249    7,875,000      -        -           -     (9,050,000)    (1,175,000)

Issuance of common stock for:
    Assets (.41)                  -        -    2,954,944    1,226,000      -        -           -              -      1,226,000
    Cash (.49)                    -        -    9,458,124    4,607,000      -        -           -              -      4,607,000
    Commission (.44)              -        -    1,574,216      686,000      -        -           -              -        686,000
    Debt (.38)                    -        -      194,935       74,000      -        -           -              -         74,000
    Services (.40)                -        -      101,333       41,000      -        -           -              -         41,000

Issuance of common stock
  options for:
    Cash                          -        -            -       50,000      -        -           -              -         50,000
    Services                      -        -            -       40,000      -        -           -              -          4,000

Net loss                          -        -            -            -      -        -           -     (8,339,000)    (8,339,000)
                              --------------------------------------------------------------------------------------------------

Balance, June 30, 1999            -        -   57,844,801   14,563,000      -        -           -    (17,389,000)    (2,826,000)


        (Note - per share data is included in parenthesis)


--------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                 F-6



                                                                                                   GROEN BROTHERS AVIATION, INC.
                                                                                                   (A Development Stage Company)
                                                                                 Consolidated Statement of Stockholders' Deficit
                                                                                                                       Continued
--------------------------------------------------------------------------------------------------------------------------------


                               Series B 15%
                               Cumulative
                                Redeemable                                                 Series A
                               Non-Voting                                Series A         Convertible     Deficit
                                Preferred                               Convertible        Preferred    Accumulated
                                 Stock           Common Stock          Preferred Stock       Stock        During
                              ---------------------------------------------------------  Subscription  Development
                              Shares  Amount    Shares     Amount       Shares   Amount    Receivable      Stage         Total
                              --------------------------------------------------------------------------------------------------

Issuance of common stock for:
  Cash (.52)                      -        -   12,766,233    6,686,000      -             -      -              -      6,686,000
  Investment art (.70)            -        -      100,000       70,000      -             -      -              -         70,000
  Property and equipment (.58)    -        -       58,410       34,000      -             -      -              -         34,000
  Accounts payable (.48)          -        -      303,883      147,000      -             -      -              -        147,000
  Accrued expenses (.83)          -        -      212,734      177,000      -             -      -              -        177,000
  Long-term debt (.49)            -        -    1,090,010      537,000      -             -      -              -        537,000
  Services (1.06)                 -        -       15,146       16,000      -             -      -              -         16,000
  Interest expense (.71)          -        -       43,847       31,000      -             -      -              -         31,000

Issuance for common stock
 options for:
  Cash                            -        -            -        5,000      -             -      -              -          5,000
  Property and equipment          -        -            -       13,000      -             -      -              -         13,000
  Accounts payable                -        -            -        7,000      -             -      -              -          7,000

Cancellation of stock options
 in exchange for deposits         -        -            -     (295,000)     -             -      -              -       (295,000)

Net loss                          -        -            -            -      -             -      -     (8,796,000)    (8,796,000)
                              --------------------------------------------------------------------------------------------------

Balance, June 30, 2000            -        -   72,445,064   21,991,000      -             -     -    (26,185,000)    (4,194,000)


        (Note - per share data is included in parenthesis)


--------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                 F-7



                                                                                                       GROEN BROTHERS AVIATION, INC.
                                                                                                       (A Development Stage Company)
                                                                                     Consolidated Statement of Stockholders' Deficit
                                                                                                                           Continued
------------------------------------------------------------------------------------------------------------------------------------


                               Series B 15%
                               Cumulative
                                Redeemable                                                       Series A
                               Non-Voting                                  Series A             Convertible     Deficit
                                Preferred                                 Convertible            Preferred    Accumulated
                                 Stock           Common Stock            Preferred Stock          Stock        During
                              -------------------------------------------------------------     Subscription  Development
                              Shares  Amount    Shares     Amount         Shares     Amount       Receivable      Stage      Total
                              ------------------------------------------------------------------------------------------------------

Issuance of Series A
 preferred stock for
 subscription receivable          -        -            -            -  10,000,000  10,000,000   (10,000,000)        -            -

Accrued interest on
  subscription receivable         -        -            -            -           -           -      (323,000)        -     (323,000)

Issuance of common stock for:
  Cash (.44)                      -        -   17,606,815    7,761,000           -           -             -         -    7,761,000
  Deferred offering costs
    (1.00)                        -        -       10,000       10,000           -           -             -         -       10,000
  Investment aircraft (.50)       -        -      280,000      140,000           -           -             -         -      140,000
  Commissions                     -        -       69,333            -           -           -             -         -            -
  Accounts payable (1.04)         -        -       10,571       11,000           -           -             -         -       11,000
  Related party note receivable   -        -       14,286       10,000           -           -             -         -       10,000
  Services and expenses (.40)     -        -      360,117      145,000           -           -             -         -      145,000
  Interest expense (.99)          -        -      595,126      590,000           -           -             -         -      590,000
  Deposit converted to stock
    (.97)                         -        -      260,375      253,000           -           -             -         -      253,000
  Employer contribution to
    401(k) (.90)                  -        -       55,641       50,000           -           -             -         -       50,000

Other changes in stockholders'
 deficit:
  Deferred offering costs         -        -            -      847,000           -           -             -         -      847,000
  Put options                     -        -            -      250,000           -           -             -         -      250,000
  Options for services            -        -            -       17,000           -           -             -         -       17,000
  Commissions                     -        -            -     (569,000)          -           -             -         -     (569,000)
  Redemption of common stock
   for investment art (.45)       -        -      (44,861)     (20,000)          -           -             -         -      (20,000)


        (Note - per share data is included in parenthesis)


------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                     F-8



                                                                                                       GROEN BROTHERS AVIATION, INC.
                                                                                                       (A Development Stage Company)
                                                                                     Consolidated Statement of Stockholders' Deficit
                                                                                                                           Continued
------------------------------------------------------------------------------------------------------------------------------------


                            Series B 15%
                            Cumulative
                             Redeemable                                                      Series A
                            Non-Voting                                  Series A            Convertible     Deficit
                             Preferred                                 Convertible           Preferred    Accumulated
                              Stock           Common Stock            Preferred Stock          Stock        During
                           -----------------------------------------------------------     Subscription  Development
                           Shares  Amount    Shares     Amount       Shares     Amount       Receivable      Stage        Total
                           ---------------------------------------------------------------------------------------------------------

Net loss                        -          -           -           -           -           -             - (11,283,000) (11,283,000)
                           ---------------------------------------------------------------------------------------------------------

Balance, June 30, 2001          -          -  91,662,467  31,486,000  10,000,000  10,000,000  (10,323,000) (37,468,000)  (6,305,000)

Issuance of Series B
 preferred stock for:
  Common stock             14,250  4,750,000 (12,500,000) (4,750,000)          -           -            -            -            -
  Put options                 750    250,000           -    (250,000)          -           -            -            -            -

Series B preferred stock:
  Accretion                     -  3,180,000           -  (3,180,000)          -           -            -            -            -
  Dividends                   918    918,000           -    (918,000)          -           -            -            -            -

Issuance of common stock
 for:
  Cash (.26)                    -          -   6,568,700   1,679,000           -           -            -            -    1,679,000
  Commissions                   -          -     225,428           -           -           -            -            -            -
  Vehicles (.20)                -          -     155,301      31,000           -           -            -            -       31,000
  Accounts payable (.27)        -          -      18,804       5,000           -           -            -            -        5,000
  Accrued expenses (.47)        -          -      68,770      32,000           -           -            -            -       32,000
  Related party notes
   payable (.24)                -          -     987,681     240,000           -           -            -            -      240,000
  General and
   administrative
    expenses (.19)              -          -      67,706      13,000           -           -            -            -       13,000

Accrued interest on
  subscription receivable       -          -           -           -           -     468,000     (468,000)           -            -

Renegotiation of
  subscription
  receivable                    -          -           -           -           -  (7,871,000)   8,194,000            -      323,000

        (Note - per share data is included in parenthesis)


------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                     F-9



                                                                                                       GROEN BROTHERS AVIATION, INC.
                                                                                                       (A Development Stage Company)
                                                                                     Consolidated Statement of Stockholders' Deficit
                                                                                                                           Continued
------------------------------------------------------------------------------------------------------------------------------------


                            Series B 15%
                            Cumulative
                             Redeemable                                                      Series A
                            Non-Voting                                  Series A            Convertible       Deficit
                             Preferred                                 Convertible           Preferred      Accumulated
                              Stock            Common Stock            Preferred Stock          Stock          During
                           -----------------------------------------------------------     Subscription    Development
                           Shares  Amount    Shares     Amount       Shares     Amount       Receivable        Stage        Total
                           ---------------------------------------------------------------------------------------------------------

Issuance of common stock
 options for:
    Accrued liabilities         -          -          -      12,000           -           -            -             -       12,000
    Services                    -          -          -     240,000           -           -            -             -      240,000

Commissions                     -          -          -     (62,000)          -           -            -             -      (62,000)

Net loss                        -          -          -           -           -           -            -    (8,362,000)  (8,362,000)
                           ---------------------------------------------------------------------------------------------------------

Balance, June 30, 2002     15,918 $9,098,000 87,254,857 $24,578,000  10,000,000  $ 2,597,000 $(2,597,000  $(45,830,000 $(12,154,000)
                           ---------------------------------------------------------------------------------------------------------


        (Note - per share data is included in parenthesis)


------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                    F-10


                                                                             GROEN BROTHERS AVIATION, INC.
                                                                             (A Development Stage Company)

                                                                      Consolidated Statement of Cash Flows

                                                               Years Ended June 30, and Cumulative Amounts
----------------------------------------------------------------------------------------------------------



                                                                                            Cumulative
                                                              2002             2001           Amounts
                                                        --------------------------------------------------
Cash flows from operating activities:
   Net loss                                             $      (8,362,000)  $ (11,283,000)  $  (43,962,000)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization expense                        319,000         366,000        1,514,000
     Common stock issued for services and expenses                 13,000         145,000        1,604,000
     Common stock issued for interest                                   -         590,000          621,000
     Common stock issued for employer
       contribution to 401(k)                                           -          50,000           50,000
     Stock warrants and options issued for services               240,000          17,000          271,000
     Interest accrued against subscription receivable             323,000        (323,000)               -
     Interest accrued against related party note
      receivable                                                  (13,000)        (13,000)         (26,000)
     Artwork for royalty and other expenses                             -         150,000          150,000
     Impairment of assets                                       1,115,000               -        1,115,000
     (Gain) loss on disposal of assets                           (365,000)              -         (321,000)
     (Increase) decrease in:
       Prepaid expenses                                            90,000         (59,000)          25,000
     Increase (decrease) in:
       Accounts payable                                         1,041,000         497,000        2,163,000
       Accrued expenses                                         1,618,000         750,000        4,042,000
       Deposits                                                   (59,000)        340,000        2,097,000
                                                        --------------------------------------------------

         Net cash used in
         operating activities                                  (4,040,000)     (8,773,000)     (30,657,000)
                                                        --------------------------------------------------

Cash flows from investing activities:
   Purchase of property and equipment                             (19,000)       (428,000)      (1,424,000)
   Sale of property and equipment                                   3,000               -        2,215,000
   Issuance of related party notes receivable                           -         (74,000)        (200,000)
   Collections on related party receivables and
    advances                                                       79,000           3,000           87,000
   Proceeds from art sale                                               -               -           39,000
   Proceeds from helicopter sale                                  120,000               -          120,000
   Proceeds from R&D equipment sale                               408,000               -          408,000
                                                        --------------------------------------------------

         Net cash provided by (used in)
         investing activities                                     591,000        (499,000)       1,245,000
                                                        --------------------------------------------------



----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                          F-11

                                                                             GROEN BROTHERS AVIATION, INC.
                                                                             (A Development Stage Company)

                                                                      Consolidated Statement of Cash Flows
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------

                                                                                            Cumulative
                                                              2002             2001           Amounts
                                                        --------------------------------------------------

Cash flows from financing activities:
   Proceeds from short-term notes payable                         100,000         100,000          210,000
   Reduction of short-term notes payable                           (1,000)              -           (1,000)
   Proceeds from long-term debt                                         -         221,000        2,799,000
   Reduction of long-term debt                                    (82,000)       (265,000)      (1,345,000)
   Proceeds from related party notes payable                    1,819,000       1,970,000        4,548,000
   Reduction of related party notes payable                      (104,000)       (270,000)        (491,000)
   Proceeds from issuance of common stock                       1,679,000       7,761,000       24,012,000
   Payment of commissions related to issuance of
     common stock                                                 (62,000)       (543,000)        (605,000)
   Payment of deferred offering costs                                   -         (10,000)         (10,000)
   Proceeds from issuance of call options                               -               -           55,000
   Proceeds from issuance of put options                                -         250,000          250,000
                                                        --------------------------------------------------

         Net cash provided by
         financing activities                                   3,349,000       9,214,000       29,422,000
                                                        --------------------------------------------------

         Net (decrease) increase in cash                         (100,000)        (58,000)          10,000

Cash, beginning of period                                         116,000         174,000            6,000
                                                        --------------------------------------------------

Cash, end of period                                     $          16,000   $     116,000   $       16,000
                                                        --------------------------------------------------



----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                          F-12

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements

                                                                   June 30, 2002
--------------------------------------------------------------------------------

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

                         Investment Art
                         The Company holds investment art for resale. The Company carries the investment art at the lower of cost or market.

                         Deferred Offering Costs
                         Deferred offering costs represent origination costs incurred to obtain equity financing. Deferred offering costs reduces "dollar-for-dollar" against common stock as the equity financing is realized or charged to expense should they exceed the actual equity received.


--------------------------------------------------------------------------------
                                                                            F-13

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization        Property and Equipment
     and                 Property  and  equipment  are  carried  at  cost,  less
     Summary of          accumulated depreciation and amortization. Depreciation
     Significant         and  amortization  are  computed  under an  accelerated
     Accounting          method  based  on the  estimated  useful  lives  of the
     Policies            assets or term of the lease. When assets are retired or
     Continued           otherwise disposed of, the cost and related accumulated
                         depreciation are removed and any resulting gain or loss is recognized in operations for the period. The cost of maintenance and repairs is charged to operations as incurred. Significant renewals and betterments are capitalized.

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

                         Advertising
                         Advertising costs are non-direct in nature, and are expensed over the periods in which the advertising takes place. Advertising expense totaled $190,000 and $393,000 for the years ended June 30, 2002 and 2001, respectively.

                         Research and Development
                         Research   and   development   costs  are  expensed  as
                         incurred.


--------------------------------------------------------------------------------
                                                                            F-14

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization        Loss Per Common and Common Equivalent Share
     and                 The  computation  of  basic  loss per  common  share is
     Summary of          computed  using the weighted  average  number of common
     Significant         shares outstanding during each year.
     Accounting
     Policies            The  computation  of diluted  loss per common  share is
     Continued           based  on  the  weighted   average   number  of  shares
                         outstanding   during  the  period  plus  common   stock
                         equivalents  which  would  arise from the  exercise  of
                         stock  options  and  warrants   outstanding  using  the
                         treasury  stock method and the average market price per
                         share during the year. Options and warrants to purchase
                         34,079,334  and  30,117,521  shares of common  stock at
                         prices  ranging from $.09 to $3.00 were  outstanding at
                         June 30,  2002 and  2001,  respectively.  Common  stock
                         equivalents  arising out of convertible debt agreements
                         totaling  9,381,533  and  2,603,532,  were  outstanding
                         during  the  years   ended  June  30,  2002  and  2001,
                         respectively,  with conversion prices ranging from $.20
                         to  $1.25.  Common  stock  equivalents  arising  out of
                         Series B 15% Cumulative Redeemable Non-Voting Preferred
                         Stock may arise in October 2003, if the Company  elects
                         to  redeem  the  Series  B  15%  Cumulative  Redeemable
                         Non-Voting  Preferred Stock in common shares instead of
                         cash. The  redemption  price will be 80% of the average
                         twenty  trading  day  closing  bid  price   immediately
                         preceding  redemption  on October 31, 2003. If Series B
                         15% Cumulative Redeemable Non-Voting Preferred Stock had been required to have been redeemed at June 30, 2002, the redemption price would have been $0.19 per common share, resulting in the issuance of 83,778,947 shares of common stock. The number of common shares issued on the redemption date may be more or less than that number, depending upon the redemption price in effect on the date of redemption, October 31, 2003.
                         Common stock equivalents were not included in the diluted loss per share calculation because the effect would have been antidilutive.

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


--------------------------------------------------------------------------------
                                                                            F-15

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

                         Reclassification
                         Certain   amounts   in   the   consolidated   financial
                         statements for 2001 have been reclassified to conform with the current year presentation.


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

3.   Related             Related   party   notes   receivable   consist  of  the
     Party Notes         following:
     Receivable





                         Unsecured notes receivable
                         from officers and
                         shareholders bearing interest
                         at 8%, due on demand.             $          72,000

                         Unsecured note receivable
                         from a shareholder
                         bearing interest at 12%,
                         due on demand.                               53,000
                                                           -----------------

                                                           $         125,000
                                                           -----------------


--------------------------------------------------------------------------------
                                                                            F-16

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

4.   Property            Property and equipment consists of the following:
     and
     Equipment           Equipment and tools             $       1,486,000
                         Computer equipment                        422,000
                         Leasehold improvements                     61,000
                         Aircraft                                   88,000
                         Furniture                                  74,000
                         Vehicles                                   72,000
                                                         -----------------

                                                                 2,203,000

                         Accumulated depreciation
                         and amortization                       (1,548,000)
                                                         -----------------

                                                         $         655,000
                                                         -----------------

5.   Accrued             Accrued expenses consist of the following:
     Expenses
                         Compensation                    $       2,194,000
                         Related party interest                  1,010,000
                         Interest                                  364,000
                         Consultants fees                          117,000
                         Commissions                                75,000
                         Other                                      44,000
                                                         -----------------

                                                         $       3,804,000
                                                         -----------------


--------------------------------------------------------------------------------
                                                                            F-17

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

6.   Short-Term          Short-term notes payable is comprised of the following:
     Notes
     Payable             Unsecured notes payables to vendors
                         with interest at 20% for the first
                         three months and 25% thereafter:
                           In default as of June 2002     $         125,000
                           In default as of July 2002                88,000
                           In default as of August 2002              31,000
                           Due October 2002                          31,000
                           Due December 2002                        366,000
                           Due January 2003                          42,000

                         Unsecured note payable to an
                         individual with interest at 18%,
                         due on demand                              100,000

                         Unsecured note payable to an
                         individual with interest at 12%,
                         due September 2003                         100,000

                         Unsecured note payable to a
                         company, non-interest bearing,
                         due on demand                               10,000
                                                          -----------------

                                                          $         893,000
                                                          -----------------

                         The individuals may choose to convert outstanding principal and interest balances to common stock at prices ranging from $.50 to $.69 per share. At June 30, 2002, $228,000 of principal and interest could have been converted into 389,800 shares of the Company's common stock.


7.   Related             Related   party  notes  payable  is  comprised  of  the
     Party Notes         following:
     Payable
                         Unsecured notes payable to
                         stockholders with interest at
                         18%, due on demand               $       3,011,000

                         Note payable to a stockholder
                         with interest at 18%, due on
                         demand, secured by investment art          200,000


--------------------------------------------------------------------------------
                                                                            F-18

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7.   Related             Unsecured note payable to an
     Party Notes         entity owned by certain members
     Payable             of senior management with
     Continued           interest at 12%, due on demand             180,000

                         Unsecured note payable to a
                         stockholder with interest at
                         12.5%, due October 2002                    100,000

                         Unsecured note payable to a
                         stockholder with interest at 12%.
                         Subsequent to June 30, 2002,
                         the note was paid in full                   65,000

                         Note payable to a stockholder
                         with interest at 18%, due on
                         demand, secured by research and
                         development parts                           50,000

                         Unsecured note payable to a
                         stockholder of the Company with
                         interest at 8%, due on demand               18,000

                         Unsecured note payable to a
                         stockholder with interest at 12%,
                         due on demand                               17,000
                                                          -----------------

                                                          $       3,641,000
                                                          -----------------

                         The shareholder related party note holders may choose to convert outstanding principal and interest balances to common stock. The prices per share range from $0.20 per share to $1.25 per share. At June 30, 2002, $4,171,000 of principal and interest could have been converted into 8,991,733 shares of the Company's common stock.



--------------------------------------------------------------------------------
                                                                            F-19

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

8.   Long-Term           Long-term debt is comprised of the following:
     Debt
                         Unsecured notes payable to a
                         governmental sponsored
                         organization due in monthly
                         installments of 3% of gross
                         monthly revenues, including
                         interest at the prime rate
                         plus 2% (6.75% at June 30,
                         2002).                           $         100,000

                         Capital lease obligations
                         (see note 9)                               908,000
                                                          -----------------

                                                                  1,008,000

                         Less current portion                      (908,000)
                                                          -----------------

                                                          $         100,000
                                                          -----------------

                         Future maturities of long-term debt are as follows:


                         Years Ending June 30:                  Amount
                         ---------------------            -----------------

                           2003                           $         908,000
                           2004                                     100,000
                                                          -----------------

                                                          $       1,008,000
                                                          -----------------

9.   Capital             The Company has entered into capital  lease  agreements
     Lease               with financial  institutions  for certain  property and
     Obligations         equipment.  The  assets  under  lease  are  secured  by
                         property and  equipment  and  research and  development
                         components.   Assets  held  under   capital  lease  and
                         included in property and equipment are as follows:

                         Shop equipment and tools         $         581,000
                         Accumulated amortization                  (243,000)
                                                          -----------------

                                                          $         338,000
                                                          -----------------


--------------------------------------------------------------------------------
                                                                            F-20

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.   Capital             Depreciation  expense for assets under capital lease is
     Lease               included  with  depreciation   expense  for  all  other
     Obligations         depreciable assets.
     Continued
                         Future minimum lease payments are as follows:


                         Year Ending June 30,                    Amount
                         --------------------                    ------

                         2003                             $       1,097,000

                         Less amount representing
                           interest                                (189,000)
                                                          -----------------

                          Present value of minimum
                           lease payments                 $         908,000
                                                          -----------------

                         The Company has entered into an arrangement with a stockholder in which the stockholder has the option to make the payments on one of the capital leases on behalf of the Company in a dollar-for-dollar exchange for stock valued at $.40 per share. At June 30, 2002 and 2001, the number of shares under this option is approximately 200,000 and 400,000 shares, respectively.

                         Under the terms of the capital leases, if a lease is in default the lessor has the ability to declare as due and payable all unpaid rentals under the lease. As of June 30, 2002, all capital leases were in default.


10.  Preferred           The  Company  has  authorized   200,000,000  shares  of
     Stock               preferred  stock  having no par  value.  There are four
                         series  of  preferred  stock  with  50,000,000   shares
                         authorized within each series. The rights, terms and preferences of preferred stock are set by the Board of Directors.

                         At June 30, 2002 and 2001, there were 15,000 and 0 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock outstanding, respectively. The rights, terms, and preferences of the outstanding preferred shares are as follows:


                         o The shares have no voting rights other than those voting rights provided under applicable laws.


--------------------------------------------------------------------------------
                                                                            F-21

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

10.  Preferred           o   Each  share's  original  Stated  Value,  upon which
     Stock                   unpaid dividends may accumulate, is $1,000.
     Continued
                         o   The shares have right to  dividends at a 15% annual
                             dividend  rate,  payable  in cash or in kind at the
                             end of each fiscal quarter.  Accumulated but unpaid
                             dividends shall be cumulative and shall be added to
                             the  Stated  Value  for   purposes  of   subsequent
                             quarterly dividend calculations.

                         o The shares shall have superior liquidation priority to any other series of the Company's capital stock, equal to the Stated Value plus all accrued but unpaid dividends thereon.

                         o On October 31, 2003, the Company shall be obligated to redeem all issued and outstanding shares equal to the Stated Value plus all accrued but unpaid dividends thereon. At the Company's option, the mandatory redemption may be paid, at a premium, in registered, unrestricted, freely tradable common stock of the Company with a redemption price equal to 125% of the Stated Value plus 125% of all accrued but unpaid dividends thereon.

                         At June 30, 2002 and 2001, there were 10,000,000 shares of Series A Convertible Preferred Stock outstanding. The rights, terms, and preferences of the outstanding preferred shares are as follows:

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

                         o The shares are convertible into common stock of the Company on a one-to-four (1:4) basis, at a conversion price of $1 per common share. Conversion is allowed at the rate of 2,500,000 preferred shares for each $30 million in cumulative sales of the Company's products, up to a total of $120 million in sales.

--------------------------------------------------------------------------------
                                                                            F-22

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

 11.  Subscription       During the year ended June 30, 2001,  the  President of
      Receivable         the  Company  acquired  10,000,000  shares  of Series A
                         Convertible  Preferred  Stock  in  exchange  for a note
                         receivable  in the  amount  of  $10,000,000.  The  note
                         matures in 3 years,  bears an  interest  rate of 5% per
                         annum,  and is  secured  by  10,000,000  shares  of the
                         Company's   Series  A  Convertible   Preferred   Stock.
                         Principal and accrued interest are due in one lump sum,
                         upon maturity. This note and the corresponding Series A
                         Convertible  Preferred  Stock will become null and void
                         upon  the  death,   incapacity,   or   termination   of
                         employment of the Company's President. Because the note
                         is secured by the  preferred  stock that it  purchased,
                         the note and related accrued interest receivable appear
                         as  a  subscription  receivable  in  the  Stockholders'
                         Deficit section of the Balance Sheet. Although the note
                         has not been paid,  the  10,000,000  shares of Series A
                         Convertible   Preferred  Stock  have  been  issued  and
                         entitle the holder to 40 million shareholder votes (see note 10).

                         On May 31, 2002, due to the significant decline in the Company's stock price, the Company reset the acquisition price of the Series A Convertible Preferred Shares from $1 per preferred share to $0.24 per preferred share. Correspondingly, the Company renegotiated the note receivable amount from $10,000,000 to $2,400,000. The renegotiated amount is retroactive, effectively reducing the accrued interest balance at May 31, 2002 by $594,000. The accrued interest balance as of June 30, 2002, was $197,000.


12.  Equity              Investor Group A
     Financing           During  the year  ended  June  30,  2001,  the  Company
                         received   an   equity    investment    from    certain
                         institutional investors (Investor Group A). Pursuant to the funding terms, a total of 12,500,000 shares (the
                         Shares) of common stock were purchased for an aggregate of $5 million. The funding agreement included the issuance of put and call options, and warrants. The
                         Shares could not be publicly resold for a period of three years.



--------------------------------------------------------------------------------
                                                                            F-23

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

12.  Equity              In connection with the Share purchases,  Investor Group
     Financing           A held a put  option  that  was  exercisable  in  three
     Continued           years. The Company,  at its option,  could have honored
                         the put (if exercised) in stock or in cash. If paid in stock, the exercise price would have been $2.00 per share and the number of shares to be issued would have been based on the average bid price for the twenty trading days prior to the put. If paid in cash, the exercise price would have been $1.60 per share.

                         Additionally, the Company held a call option to repurchase the Shares at anytime from issuance to twenty-four months following issuance at $1.20 per share, from twenty-four to thirty months at $1.40 per share and from thirty months to thirty-six months at $1.60 per share. Investor Group A was also issued warrants in the amount of 1,250,000 shares which remain exercisable at the average bid price for the twenty trading days prior to the time of issuance (between $.81 and $.90 per share).

                         During the year ended June 30, 2002, Investor Group A offered to surrender all 12,500,000 shares of common stock and all related put options, originally purchased for $5 million, in exchange for 15,000 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock with a Stated Value of $15 million.

                         There is a $10 million difference between Investor Group A's surrender of 5 million shares of common stock and related put options and its receipt of $15 million in Series B 15% Cumulative Redeemable Non-Voting Preferred Stock. Accretion of the difference is computed under the straight-line method over the life of the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock.

                         On October 31, 2003, the Company is obligated to redeem all issued and outstanding shares of Series B 15% Cumulative Redeemable Non- Voting Preferred Stock. The redemption price may be paid, at the Company's option, in either cash or registered, unrestricted, freely tradeable shares of common stock (see Note 10).
                         Accretion of the premium is computed under the straight-line method over the life of the initial Stated Value and over the life of accrued but unpaid dividends thereon, as applicable.


--------------------------------------------------------------------------------
                                                                            F-24

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

12.  Equity              Investor B
     Financing           During  the year  ended  June  31,  2001,  the  Company
     Continued           received an equity  investment from a private  investor
                         (Investor B). Pursuant to the funding terms, a total of
                         1,625,000  shares of common stock were purchased for an
                         aggregate of $650,000.  The funding agreement  includes
                         the issuance of put and call options, and warrants. The
                         shares cannot be publicly  resold for a period of three
                         years. In connection with the share purchase,  Investor
                         B holds a put option  exercisable  in three years.  The
                         Company,   at  its  option,   may  honor  the  put  (if
                         exercised) in stock or in cash, at an exercise price of $1.60 per share. Pursuant to the put option, if the Company redeems the shares with stock and within six months of such redemption issues shares in a public offering for less than $1.60 per share, the Company agrees to issue additional shares to Investor B such that Investor B's effective exercise price is the price per share offered in the public offering. Additionally, the Company holds a call option which allows the Company to repurchase the shares at any time from issuance to twenty-four months following issuance at $1.20 per share, from twenty-four to thirty months at $1.40 per share, and from thirty months to thirty-six months at $1.60 per share.

                         Investor C
                         During the year ended June 30, 2001, the Company received a binding commitment from an institutional investor (Investor C) to provide up to $50 million in equity financing. Over the three year period from the date of the contract, the Company will have the right to obtain as much as $50 million through the issuance of common stock to Investor C in a series of periodic draw-downs. The timing, dollar amount, and minimum price per share of each draw-down, are at the sole discretion of the Company, subject to certain contractual provisions which include volume and price limitations.

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


--------------------------------------------------------------------------------
                                                                            F-25

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

12.  Equity              The minimum  investment  amount for any draw-down shall
     Financing           be  $100,000  and the maximum  investment  amount as to
     Continued           each draw-down shall be 6% of the EQY weighted  average
                         price field (as  reported on Bloomberg  Financial  L.P.
                         using the BLPH function) for the common stock for the sixty calendar day period immediately prior to the applicable commencement date multiplied by the total trading volume in respect of the common stock for such period.

                         This commitment is subject to the effectiveness of a registration statement to be filed with the Securities and Exchange Commission covering the resale of the shares covered by the equity line and certain related warrants. The Company may not make a draw-down to the extent that it would cause Investor C to have beneficial ownership of greater than 9.9% of the outstanding shares of common stock. The Company may not issue unrestricted stock at a discount unless the issuance is a qualified public offering or is consented to in writing by Investor C.


13.  Stock Option        Under the  Company's ISO 2000 stock option plan (Plan),
     Plan                there are 30 million  shares  that are  authorized  for
                         stock    options.    The   Company   may   issue   both
                         non-qualifying  stock options and qualifying  incentive
                         stock options. All stock options have an exercise price
                         that is not less than 100  percent  of the fair  market
                         value on the date of the grant.  While expiration dates
                         vary on  particular  grants,  no stock  options  may be
                         exercised  more than ten years after the date of grant.
                         Qualifying  incentive stock options are granted only to
                         employees, while non- qualifying options may be granted
                         to   employees,   directors   of   the   Company,   and
                         non-employees.

                         On  May  17,  2002,   the  Company  filed  a  Form  S-8
                         Registration Statement ("Registration") for the Plan under the Securities Act of 1933. Options granted under the Plan prior to the filing of the Registration can only be exercised for restricted common stock as defined under the Securities and Exchange Commission Rule 144. Options granted under the Plan after the Registration can be exercised for unrestricted and free trading common stock.


--------------------------------------------------------------------------------
                                                                            F-26

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



14.  Stock Options       A summary of the  Company's  stock options and warrants
     and Stock-          are as follows:
     Based
     Compensation                         Number
                                      of Options and        Range of
                                         Warrants        Exercise Prices
                                    ---------------------------------------

Outstanding at June 30, 2000                 14,700,021      $   .09 - 2.00
     Granted                                 19,400,000          .79 - 3.00
     Exercised                                 (517,500)         .40 -  .50
     Canceled                                (1,400,000)        1.00 - 1.09
     Expired                                 (2,065,000)               2.00
                                    ---------------------------------------

Outstanding at June 30, 2001                 30,117,521      $   .09 - 3.00
     Granted                                 14,511,813          .25 - 1.10
     Canceled                                (4,500,000)         .25 - 1.11
     Expired                                 (6,050,000)         .50 - 1.00
                                    ---------------------------------------

Outstanding at June 30, 2002                 34,079,334      $   .09 - 3.00
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

                                 Years Ended June 30,            Cumulative
                            ---------------------------------------------------
                                  2002             2001            Amounts
                            ---------------------------------------------------

Net loss - as reported      $     (8,362,000) $    (11,283,000) $   (43,962,000)
Net loss - pro forma        $    (11,207,000) $    (22,876,000) $   (63,814,000)
Loss per share -
  as reported               $           (.09) $           (.13) $          (.83)
Loss per share -
  pro forma                 $           (.12) $           (.27) $         (1.20)
                            ---------------------------------------------------


--------------------------------------------------------------------------------
                                                                            F-27

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

14.  Stock Options       The fair value of each  option and  warrant  granted is
     and Stock-          estimated on the date of grant using the  Black-Scholes
     Based               option pricing model with the following assumptions:
     Compensation
     Continued                                            June 30,
                                            -----------------------------------
                                                   2002             2001
                                            -----------------------------------

        Expected dividend yield             $               -   $            -
        Expected stock price volatility                   82%             85 %
        Risk-free interest rate                          4.0%            4.6 %
        Expected life of options                  4 - 5 years     .5 - 5 years
                                            -----------------------------------

                         The weighted average fair value of options and warrants granted during 2002 and 2001 was $.18 and $.69, respectively.

                         The following table summarizes information about stock options and warrants outstanding at June 30, 2002:

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
   Exercise      Number      Exercise       Life        Number       Exercise
    Prices     Outstanding     Price       (Years)    Exercisable     Price
--------------------------------------------------------------------------------

$  .09 - .40   12,439,313   $      .20      2.94       8,539,313   $       .18
   .50 - .90    6,513,514          .63      2.94       5,513,514           .63
  1.00 - 1.41  14,254,840         1.03      4.36       6,529,840          1.02
  2.00 - 3.00     871,667         2.49      1.80         871,667          2.49
--------------------------------------------------------------------------------

$ .09 to 3.00  34,079,334   $      .69      3.50      21,454,334   $       .64
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                                                            F-28

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

15.  Income Taxes        The benefit for income  taxes  differs  from the amount
                         computed at the federal statutory rate as follows:

                               Years Ended June 30,
                           --------------------------------    Cumulative
                                 2002            2001            Amounts
                           ------------------------------------------------

Income tax benefit at
  federal statutory rate   $      2,843,000   $   3,836,000    $ 14,947,000
Research and
  development credit                405,000         349,000       1,348,000
Other                              (219,000)       (161,000)       (656,000)
Change in valuation
  allowance                      (3,029,000)     (4,024,000)    (15,639,000)
                           ------------------------------------------------

                           $              -   $           -    $         -
                           ------------------------------------------------

                         Deferred tax assets (liabilities) are as follows:

                         Net operating loss
                           carryforwards                    $      14,846,000
                         Research and development
                           credit carryforward                      1,348,000
                         Valuation allowance                      (16,194,000)
                                                            -----------------

                                                            $              -
                                                            -----------------

                         At June 30, 2002, the Company has net operating loss carryforwards available to offset future taxable income of approximately $43,666,000 which will begin to expire in 2006. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 limits the annual amount that can be utilized for certain of these carryforwards as a result of changes in ownership of the Company.

                         Due to uncertainties surrounding the realization of the carryforwards, a valuation allowance has been established to offset the net deferred income tax asset resulting from such carryforwards.


--------------------------------------------------------------------------------
                                                                            F-29

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

16.  Asset               The Company has  recorded  asset  impairment  losses as
     Impairment          follows:

                                             2002              2001
                                       -----------------------------------

Deferred offering costs                $         867,000  $             -
Investment art                                   159,000                -
Property and equipment                            89,000                -
                                       -----------------------------------

                                       $       1,115,000  $             -
                                       -----------------------------------


17.  Supplemental        During the year ended June 30, 2002, the Company:
     Cash Flow
     Information         o   Reduced  a  related  party  note  receivable  and a
                             related party note payable by $16,000.

                         o   Exchanged    $230,000   of   investment    art   in
                             satisfaction of accounts payable of $215,000 and accrued interest of $15,000.

                         o Issued 155,301 shares of common stock in exchange for a $31,000 vehicle.

                         o Issued $684,000 in short-term notes payable in satisfaction of accounts payable of $663,000 and accrued interest of $21,000.

                         o Issued a related party note payable in satisfaction of an account payable of $25,000.

                         o   Issued   18,804   shares   of   common   stock   in
                             satisfaction of an account payable of $5,000.

                         o   Issued   1,056,451   shares  of  common   stock  in
                             satisfaction of related party notes payable of $240,000 and accrued interest of $32,000.

                         o Converted 12,500,000 shares of common stock and related put options in exchange for 15,000 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock (see Statement of Stockholders' Deficit).

                         o   Issued   225,428   shares   of   common   stock  in
                             satisfaction of commissions on equity sales.

--------------------------------------------------------------------------------
                                                                            F-30

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

 17.  Supplemental       o   Accretion  of  Series B 15%  Cumulative  Redeemable
      Cash Flow              Non-Voting   Preferred   Stock  (see  Statement  of
      Information            Stockholders' Deficit).
      Continued
                         o   Series  B  15%  Cumulative   Redeemable  Non-Voting
                             Preferred   Stock   dividend   (see   Statement  of
                             Stockholders' Deficit).

                         o Issued common stock options in satisfaction of accrued interest of $12,000.

                         o   Accrued   interest   on  the   stock   subscription
                             receivable, which effectively increased the Series A Convertible Preferred Stock amount by $468,000.

                         o Renegotiated the $8,194,000 reduction of the Series A preferred stock subscription receivable, which effectively reduced the Series A Convertible Preferred Stock amount by $7,871,000.

                         During the year ended June 30, 2001, the Company:

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


--------------------------------------------------------------------------------
                                                                            F-31

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

17.  Supplemental        o   Issued   14,286  shares  of  its  common  stock  in
     Cash Flow               exchange  for  a  related  party  note   receivable
     Information             totaling $10,000.
     Continued
                         o   Issued  280,000  shares  of  its  common  stock  in
                             exchange for an aircraft investment asset with a fair market value of $140,000.

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


                         Actual amounts of cash paid for:


                                Years Ended June 30,
                           -----------------------------------   Cumulative
                                 2002              2001            Amounts
                           -----------------------------------------------------

     Interest              $        59,000    $      113,000    $       461,000
                           -----------------------------------------------------

     Income taxes          $             -    $            -    $            -
                           -----------------------------------------------------


--------------------------------------------------------------------------------
                                                                            F-32

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

18.  Operating           The Company  leases  certain  property  and  facilities
     Lease               under noncancellable  operating leases.  Future minimum
     Obligations         rental  payments  required  under  these  leases are as
                         follows:

                         Years Ending June 30,                  Amount
                         ---------------------                  ------

                             2002                         $         135,000
                             2003                                   139,000
                             2004                                   116,000
                                                          -----------------

                                                          $         390,000
                                                          -----------------

                         Rental expenses for noncancellable operating leases were $156,382 and $265,000 for the years ended June 30, 2002 and 2001, respectively.

19.  401(k)              Through the staff leasing service that it employs,  the
     Savings Plan        Company  has  a  401(k)  Plan  (the  Plan)  to  provide
                         retirement and  incidental  benefits for its employees.
                         Employees may contribute  from 1% to 25% of their gross
                         pay to the Plan,  limited to a maximum annual amount as
                         set periodically by the Internal  Revenue Service.  The
                         Company may  contribute  a matching  contribution  at a
                         rate set by the Board of  Directors.  The Plan operates
                         on a  calendar  year  basis.  In  fiscal  year 2002 the
                         Company made no matching  contributions to the Plan. In
                         fiscal  year  2001,  and  based  on   contributions  by
                         employees during calendar year 2000, the Company made a matching contribution to the Plan in the form of 55,641 shares of its common stock valued at $50,000. Shares issued under the Plan are "restricted" as defined under the Securities and Exchange Commission Rule 144.

20.  Commitments         The Company has entered into employment agreements with
     and                 certain   officers  of  the  Company.   The  employment
     Contingencies       agreements   can  be  terminated  at  any  time.   Upon
                         termination, the Company retains all rights to the gyroplane and the related technology and the officers have a covenant not to compete for a period of three years.


--------------------------------------------------------------------------------
                                                                            F-33

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

20.  Commitments         Royalty  payments of 1% of the gross sales price of the
     and                 gyroplane  are to be paid to the inventors who are also
     Contingencies       the  Company's  founders and are officers and directors
     Continued           of the Company.

                         The Company has various agreements to compensate individuals and companies with commissions up to 10% for securing debt and equity financing for the Company.


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

22.  Recent              In August  2001,  the  Financial  Accounting  Standards
     Accounting          Board (FASB) issued  Statement of Financial  Accounting
     Pronounce-          Standards (SFAS) No. 144, Accounting for the Impairment
     ments               or Disposal of  Long-Lived  Assets,  effective  for the
                         Company on July 1, 2002. The Company expects the adoption of this standard will not have a material impact on its financial statements.


--------------------------------------------------------------------------------
                                                                            F-34

                                   Signatures


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Groen Brothers Aviation, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                         Groen Brothers Aviation, Inc.



    /s/David L. Groen                                 Date:  September 30, 2002
  -----------------------------------                 --------------------------
  David L. Groen, President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    /s/H. Jay Groen                                   Date:  September 30, 2002
  ------------------------------------                --------------------------
  H. Jay Groen, Director


    /s/David L. Groen                                 Date:  September 30, 2002
  -----------------------------------                 --------------------------
  David L. Groen, Director


    /s/James P. Mayfield                              Date:  September 30, 2002
  ---------------------------------                   --------------------------
  James P. Mayfield, Director

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of Groen Brothers Aviation, Inc. (the "Company") on Form 10KSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Groen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)  the information  contained in the Report fairly  presents,  in all
              material   respects,   the  financial   condition  and  result  of
              operations of the Company.


/s/David Groen
-----------------------
David Groen
President, Chief Executive Officer and Treasurer
September 30, 2002