Form 10QSB
period 2002-09-30
GROEN BROTHERS AVIATION INC /UT/
filed 2002-11-14
CIK 870743

GROEN BROTHERS AVIATION, INC.
                          (A Development Stage Company)


                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002



                          Commission file number 018958

                          GROEN BROTHERS AVIATION, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Utah                                                      87-0489865
----------------------------------                            ------------------
State or other jurisdiction of                                 I.R.S. Employer
Incorporation or organization                                 Identification No.

2640 W. California Ave., Suite A
Salt Lake City, Utah                                                 84104
----------------------------------                                  ---------
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
Yes X   No
   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                        Outstanding at
         Class                                        September 30, 2002
--------------------------                        -------------------------
Common Stock, No Par Value                                 93,888,494

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheet,
                  September 30, 2002 (unaudited).........................................................F-3

                  Consolidated Statement of Operations for the three
                  months ended September 30, 2002 and 2001, and
                  cumulative amounts since development stage (unaudited).................................F-4

                  Consolidated Statement of Cash Flows for the three
                  months ended September 30, 2002 and 2001, and
                  cumulative amounts since development stage (unaudited).................................F-5

                  Notes to Consolidated Financial Statements.............................................F-8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................................................F-9

Item 4.    Controls and Procedures......................................................................F-13


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................F-15

Item 2.  Changes in the Securities of the Company.......................................................F-16

Item 3.  Defaults Upon Senior Securities................................................................F-16

Item 4.  Submission of Matters to a Vote of Security Holders............................................F-16

Item 5.  Other Information..............................................................................F-16

Item 6.  Exhibits and Reports on Form 8-K...............................................................F-16


                                                                                                         F-2




                                                                               GROEN BROTHERS AVIATION, INC.
                                                                               (A Development Stage Company)

                                                                      Consolidated Balance Sheet (Unaudited)


------------------------------------------------------------------------------------------------------------



                                                                                             September 30,
                                                                                                  2002
                                                                                            ----------------
       Assets
       ------
Current assets:
  Cash                                                                                      $         11,000
  Accounts receivable                                                                                  5,000
  Related party notes receivable                                                                     142,000
  Prepaid expenses                                                                                    25,000
                                                                                            ----------------

         Current assets                                                                              183,000

Investment art                                                                                       173,000
Property and equipment, net                                                                          595,000
                                                                                            ----------------

         Total assets                                                                       $        951,000
                                                                                            ----------------

------------------------------------------------------------------------------------------------------------

       Liabilities and Stockholders' Deficit
       -------------------------------------

Current liabilities:
  Accounts payable                                                                          $      1,071,000
  Accrued expenses                                                                                 3,806,000
  Short-term notes payable                                                                         1,078,000
  Related party notes payable                                                                      3,761,000
  Current portion of long-term debt                                                                  904,000
                                                                                            ----------------

         Total current liabilities                                                                10,620,000

Long-term debt                                                                                       100,000
Deposits                                                                                           2,699,000
                                                                                            ----------------

         Total liabilities                                                                        13,419,000
                                                                                            ----------------

Commitments and contingencies                                                                              -

Stockholders' deficit:
  Series B redeemable preferred stock, 15% cumulative; non-voting; no par value;
    50,000,000 shares authorized; 16,519 shares issued and outstanding
    (aggregate liquidation preference of $16,519,000)                                             11,735,000
  Common stock, no par value, 200,000,000 shares authorized;
    93,888,494 shares issued and outstanding                                                      22,615,000
  Series A preferred stock, no par value; 200,000,000 shares authorized; 10,000,000 shares issued and outstanding
    (aggregate liquidation preference of $0)                                                       2,628,000
  Series A convertible preferred stock subscription receivable                                    (2,628,000)
  Deficit accumulated during the development stage                                               (46,818,000)
                                                                                            ----------------

         Total stockholders' deficit                                                             (12,468,000)
                                                                                            ----------------

         Total liabilities and stockholders' deficit                                        $        951,000
                                                                                            ----------------



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



                                                                               GROEN BROTHERS AVIATION, INC.
                                                                               (A Development Stage Company)
                                                            Consolidated Statement of Operations (Unaudited)


------------------------------------------------------------------------------------------------------------




                                                               Three Months Ended             Cumulative
                                                                  September 30,             Amounts Since
                                                       -----------------------------------   Development
                                                             2002              2001             Stage
                                                       -----------------------------------------------------
Income:
    Related party interest                             $           2,000    $        4,000    $      351,000
    Interest and other                                            11,000             1,000           654,000
                                                       -----------------------------------------------------

           Total income                                           13,000             5,000         1,005,000
                                                       -----------------------------------------------------

Costs and expenses:
    Research and development                                     273,000         1,472,000        26,453,000
    General and administrative                                   425,000           886,000        15,212,000
    Impairment of assets                                               -                 -         1,115,000
    Interest expense                                             303,000           214,000         3,175,000
                                                       -----------------------------------------------------

           Total costs and expenses                            1,001,000         2,572,000        45,955,000
                                                       -----------------------------------------------------

    Net loss before income taxes                                (988,000)       (2,567,000)      (44,950,000)

Benefit for income taxes                                               -                 -                 -
                                                       -----------------------------------------------------

           Net loss                                    $        (988,000)   $   (2,567,000)   $  (44,950,000)
                                                       -----------------------------------------------------

Series B 15% cumulative redeemable non-voting
  preferred stock:
    Accretion                                                 (2,036,000)                -        (5,216,000)
    Dividends                                                   (601,000)                -        (1,519,000)
                                                       -----------------------------------------------------

           Net loss applicable to
           common stockholders                         $      (3,625,000)   $   (2,567,000)   $  (51,685,000)
                                                       -----------------------------------------------------

Net loss per share - basic and diluted                 $            (.04)   $         (.03)   $         (.96)
                                                       -----------------------------------------------------

Weighted average common and common
  equivalent shares - basic and diluted                       90,644,000        92,123,000        54,049,000
                                                       -----------------------------------------------------



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




                                                                               GROEN BROTHERS AVIATION, INC.
                                                                               (A Development Stage Company)
                                                            Consolidated Statement of Cash Flows (Unaudited)


------------------------------------------------------------------------------------------------------------




                                                                    Three Months Ended         Cumulative
                                                                      September 30,          Amounts Since
                                                              ------------------------------  Development
                                                                   2002           2001           Stage
                                                              ----------------------------------------------
Cash flows from operating activities:
  Net loss                                                    $      (988,000)  $ (2,567,000)  $ (44,950,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization expense                              61,000         74,000       1,575,000
    Common stock issued for services and expenses                           -              -       1,604,000
    Common stock issued for interest                                    6,000         20,000         627,000
    Common stock issued for employer contribution to 401(k)                 -              -          50,000
    Stock warrants and options issued for services                          -              -         271,000
    Interest accrued against related party notes receivable            (2,000)        (4,000)        (28,000)
    Artwork for royalty and other expenses                                  -              -         150,000
    (Gain) loss on disposal of assets                                  21,000         18,000        (300,000)
    Impairment of assets                                                    -              -       1,115,000
    (Increase) decrease in:
       Accounts receivable                                                  -        (10,000)              -
       Prepaid expenses                                                     -         21,000          25,000
    Increase (decrease) in:
       Accounts payable                                               (22,000)       235,000       2,141,000
       Accrued expenses                                                53,000        439,000       4,095,000
       Deposits                                                             -         21,000       2,097,000
                                                              ----------------------------------------------

           Net cash used in
           operating activities                                      (871,000)    (1,753,000)    (31,528,000)
                                                              ----------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                                   (3,000)       (15,000)     (1,427,000)
  Sale of property and equipment                                        1,000          2,000       2,216,000
  Issuance of related party notes receivable                          (30,000)             -        (230,000)
  Collections on related party receivables and advances                     -              -          87,000
  Proceeds from sale of investment assets                             100,000        120,000         259,000
  Proceeds from sale of research and development equipment                  -              -         408,000
                                                              ----------------------------------------------

           Net cash provided by
           investing activities                                        68,000        107,000       1,313,000
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



                                                                               GROEN BROTHERS AVIATION, INC.
                                                                               (A Development Stage Company)
                                                            Consolidated Statement of Cash Flows (Unaudited)
                                                                                                   Continued

-------------------------------------------------------------------------------------------------------------------



                                                                    Three Months Ended         Cumulative
                                                                      September 30,          Amounts Since
                                                              ------------------------------  Development
                                                                   2002           2001           Stage
                                                              ----------------------------------------------
Cash flows from financing activities:
  Proceeds from short-term notes payable                              200,000        200,000         210,000
  Reduction of short-term notes payable                               (27,000)             -         (28,000)
  Proceeds from long-term debt                                              -              -       2,799,000
  Reduction of long-term debt                                          (4,000)       (35,000)     (1,349,000)
  Proceeds from related party notes payable                           118,000      1,090,000       4,866,000
  Reduction of related party notes payable                             (3,000)       (75,000)       (494,000)
  Proceeds from issuance of common stock                              531,000        400,000      24,543,000
  Payment of commissions related to issuance
    of common stock                                                   (17,000)       (27,000)       (622,000)
  Payment of deferred offering costs                                        -              -         (10,000)
  Proceeds from issuance of call options                                    -              -          55,000
  Proceeds from issuance of put options                                     -              -         250,000
                                                              ----------------------------------------------

         Net cash provided by
         financing activities                                         798,000      1,553,000      30,220,000
                                                              ----------------------------------------------

         Net (decrease) increase in cash                               (5,000)       (93,000)          5,000

Cash, beginning of period                                              16,000        116,000           6,000
                                                              ----------------------------------------------

Cash, end of period                                           $        11,000   $     23,000   $      11,000
                                                              ----------------------------------------------

Supplemental cash flow information:

During the three months ended September 30, 2002, the Company:

         o Paid $115,000 related party notes payable and $24,000 related accrued interest with 696,019 shares of common stock.

         o Paid dividends of $601,000 on series B preferred stock through the issuance of 601 shares of series B preferred stock which reduced common stock by $601,000.

         o Paid $15,000 payable and $6,000 interest expense with 98,368 shares of common stock.

         o    Converted $12,000 accrued interest into a short-term note payable.

         o    Paid commissions with 4,250 shares of common stock.

         o Issued 3,200,000 shares of common stock as collateral on notes payable.

         o    Accrued $31,000 interest on subscription receivable.



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

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                               Consolidated Statements of Cash Flows (Unaudited)
                                                                       Continued

--------------------------------------------------------------------------------


         o    Purchased $120,000 helicopter with a related party note payable.

         o Paid $15,000 accrued expenses with a reduction in a related party note receivable.

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




                                          Three Months Ended         Cumulative
                                            September 30,          Amounts Since
                                    ------------------------------  Development
                                         2002           2001           Stage
                                    --------------------------------------------
Cash paid during the period for:
           Interest                 $    25,000   $    43,000    $     486,000
                                    --------------------------------------------

           Income taxes             $         -   $         -    $          -
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

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements

                                                              September 30, 2002
--------------------------------------------------------------------------------


(1) The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and subsidiary and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2002, and the results of operations for the three months ended September 30, 2002 and 2001, and cash flows for the three months ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 and cash flows for the three months ended September 30, 2002, are not necessarily indicative of the results to be expected for the entire year.


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




--------------------------------------------------------------------------------
                                                                             F-8

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

         The four-seat Hawk 4 Gyroplane powered by a Rolls-Royce turbine engine is being developed to become the Company's first FAA certified aircraft. During the first quarter of the current fiscal year, the Company continued its flight testing of the Hawk 4 at its Buckeye facility in Arizona. GBA has flown the Hawk 4 in several hundred incident-free sorties, over hundreds of hours of flight time in the pre-certification flight test program.

         The Company believes the safety, reliability, maneuverability and low operating cost of the Hawk 4 will permit it to perform competitively with helicopters (and airplanes) for many missions requiring low, slow flight and the use of unprepared takeoff and landing areas. These include the following:

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

         GBA's 2001 business plan anticipated that the FAA certification process for commercial use of the Hawk 4 would be completed in 2002 and that deliveries would begin at that time. The Company was relying upon substantial external funding in the interim to sustain the ongoing costs of certification, the start of production and overhead. The Company had been successful in obtaining such funding until the impact of the fall in the stock market for technology products starting in 2001, greatly exacerbated by the subsequent terrorist actions, made it extremely difficult to rely on outside investment at the levels required.

--------------------------------------------------------------------------------
                                                                             F-9

         In those circumstances, GBA's Board decided that it would be imprudent to continue to use its resources at their previous level. As previously reported, the Company announced in October 2001 that it therefore was making major modifications to its business plan to adjust to the significant changes in the availability of funding. Those modifications included cost cutting measures by the layoff of those personnel primarily associated with the Hawk 4 commercial aviation program and major reductions in other discretionary expenditures. Furthermore, to conserve its liquidity, the Company undertook to service many of its pre-November 2001 obligations to vendors by utilizing a combination of repayment plans. These include monthly payments for smaller vendor liabilities and promissory notes for larger vendor liabilities. The Company intends to have its pre-November debt paid in full by the end of the third fiscal quarter of fiscal year 2003.

         The revised business plan has also delayed GBA's program for certification of the Hawk 4. However, the certification efforts on the Hawk 4 continue to be actively pursued, but at a slower pace than previously planned. A new completion date is not yet available because it is heavily dependent upon adequate funding. Management believes that these changes were essential to insuring that the valuable technology that the Company has developed is not lost to the detriment of those investors that enabled GBA to develop its revolutionary aircraft.

         It is also in the national interest that GBA's unique gyroplane technology is developed. The terrorist actions that in part necessitated the modifications to the business plan have also triggered important new opportunities to use GBA's technology in new counter-terrorism markets. The new circumstance of our country, as well as other countries, is requiring sharply increased levels of vigilance by several branches of government to protect critical national assets against terrorist attack. These include border patrol as well as protection of pipelines, nuclear power plants and key transportation infrastructures. For such roles, which do not require the use of certificated aircraft, the Hawk 4 is particularly well suited, performing such missions far more effectively, and often at far lower cost than other air or ground vehicles.

         The Company's revised Business Plan has therefore reoriented its immediate priorities toward offering to our government, and to governments of friendly countries, the Hawk 4 Gyroplane in its already well-tested form. Public Use regulations would permit it to be utilized as a highly efficient, safe, and inexpensive means of providing needed surveillance by government agencies for such roles. This gives GBA the opportunity to begin receiving revenues ahead of FAA certification.

         To address the Government's increased emphasis on Homeland Security, GBA has been presenting the case for the Hawk 4's utility in this role to members of Congress, appropriate Federal Agencies, and to State and local agencies across the nation. The 2002 Winter Olympics provided a particular opportunity to demonstrate the Hawk 4's capability. The Utah Olympic Public Safety Command (UOPSC) used the Hawk 4 under public use laws as an aerial observation platform in support of increased security at the Salt Lake International Airport and surrounding environs. For the UOPSC observation missions, the aircraft was equipped with FLIR Systems Inc.'s day/night observation system, a Spectrolab Inc. SX-5 search light, an Avalex Technologies flat panel display, a Broadcast Microwave Services live realtime video downlink system, and a law enforcement communications radio stack provided by Northern Airborne Technology. During its operational period for UOPSC, the Hawk 4 demonstrated its reliability by completing 67 missions and accumulated 75 hours of maintenance-free flight time.



--------------------------------------------------------------------------------
                                                                            F-10

         Subsequent to this success, GBA was among 50 companies from around the nation selected from hundreds of applicants to participate in the Small Business Homeland Defense Expo 2002 in Washington, D.C. to display products designed to strengthen homeland security. The Hawk 4 Homeland Defender(TM) was one of only two chosen for a special showcase presentation on display in front of the Russell Senate Office Building in Washington, D.C., for the Expo on July 10, 2002. The Expo, co-chaired by Senators Christopher S. Bond (R-MO) and John F. Kerry (D-MA), included Tom Ridge, Director of the Office of Homeland Security as a featured speaker.

         In a live CNN broadcast at the Expo, Senator Kerry said his favorite product at the Expo was the Hawk 4 Gyroplane, making note of its very short takeoff and landing capabilities, high performance, high reliability and low operating cost. The Hawk 4, dressed in Homeland Defender Navy gray, was well received by numerous Senators and their staffs. U.S. Small Business Administrator Hector Barreto, who was pictured with the Hawk 4 in an edition of the Washington Times, personally congratulated the GBA team on their accomplishments.

         Various representatives of the military branches and executive agencies who are potential users of such an aircraft also attended the Expo. It thus provided GBA with the opportunity to inform federal procurement agents, as well as members of the U.S. Congress, of the potential Homeland Security applications of the Homeland Defender gyroplane. In the days immediately after the Expo, the Company followed up the interest generated at the Expo by performing flight demonstrations and giving familiarization rides at the nearby Leesburg, VA. airport.

         Among the numerous visitors attending the flight demonstrations, several of whom flew in the aircraft, were representatives of the DEA, DOD, DARPA, the Department of Commerce, the President's Commission on U.S. Aerospace Industries, and the Aerospace Industries Association. Many senior staff members of U.S. Senators and Representatives attended, including Military Legislative Assistants. In addition, reporters from the Washington Post and the Aircraft Owners & Pilots Association Magazine attended the demonstrations and flew in the aircraft.

         Law enforcement attendees at Leesburg (including the D.C. Metro Police Department, Virginia State Police, and the Henrico County Virginia Police Department) were of particular importance, because GBA has fostered considerable interest among such groups in the safety, reliability and economy of the Hawk 4 for law enforcement missions. In October, GBA further stimulated law enforcement interest by attending the International Association of Police Chiefs Convention.

         Also in October GBA displayed the Hawk 4 before an estimated half million plus attendees at one of the nation's premier military aviation events, the Miramar Marine Corps Air Station Air Show in San Diego, CA. Following the Hawk 4's appearance at Miramar, it flew familiarization flights and flight demonstrations for two days at the nearby Ramona airport. Media coverage included San Diego's Channel 10, KGTV who featured the Hawk 4 in their evening newscasts. Among those accepting GBA's invitation to participate were officials from the U.S. Border Patrol, Ventura County and Orange County Sheriff's departments along with the head of the Ecuadorian Army Aviation unit and the chief pilot for the Ecuadorian National Police. The Hawk's performance received the same enthusiastic response that it obtains each time experienced professional rotorcraft pilots have the opportunity to fly the aircraft.


--------------------------------------------------------------------------------
                                                                            F-11

         Following its demonstrations of the utility of the Hawk 4 for Public Use applications, GBA has received more than thirty-five written statements of support from significant law enforcement agencies, representing more than twenty States around the nation. Each of these letters indicated a strong desire to operate the Hawk 4 as a Public Use (pre-certification) aircraft, if funding for acquisitions were made available.

         The Company continues to seek opportunities to present its unique gyroplane technology to potential purchasers and investors and to broaden public recognition that the modern gyroplane has an important place in aviation. Among significant successes in this regard has been the inclusion of the Hawk 4 in the Smithsonian National Air & Space Museum's new IMAX film on rotor wing flight, "Straight Up! Helicopters in Action", which premiered in September and will subsequently be distributed to other IMAX theaters worldwide. Reflecting the current impact that GBA's Hawk 4 is having on the rotorcraft industry, particularly as it relates to homeland security, the Smithsonian Institution recognized the merits of featuring GBA's 21st Century Hawk 4 Gyroplane in its new movie. After showing bigger-than-life footage of a restored Pitcairn (PCA-2) Autogyro, a 1920's vintage gyroplane, the film fast-forwards to current scenes of the Hawk 4 flying in the skies of Utah and Arizona to demonstrate the rebirth of the gyroplane through modern technology.

         The Hawk 4 Homeland Defender (TM) gyroplane was also showcased in segments that aired on "National Geographic Today" and on "National Geographic This Week." Brilliantly produced, these pieces made a clear case for the employment of the modern gyroplane as a homeland defense tool and the relevance of the Hawk 4 Homeland Defender(TM) as an affordable aerial observation platform in a post 9-11 world.

         In addition to its work on the Hawk 4, GBA is continuing to flight test its RevCon 6 technology demonstrator gyroplane. The aircraft is a six-seat, turbine engine powered, advanced technology U-STOL (ultra-short takeoff and landing) rotor wing aircraft. The aircraft has been designed and built to be easy to fly, capable of operating from extremely short, rough strips, and to be able to cruise in excess of 120 miles per hour. Its large cargo compartment accessible through a rear loading door provides potential use as a unique freight aircraft for operation in difficult terrain.

         However, the primary purpose of the RevCon 6 is to develop and demonstrate the technology required for future large GBA Gyrodyne aircraft. Gyrodynes differ from gyroplanes in that their rotors are powered by tipjets for takeoff and landing, thereby enabling the aircraft to hover as well as land and takeoff vertically. In forward flight the tipjets are turned off and the aircraft operates as a gyroplane with the attendant advantages of safety, reliability and economy. Because GBA's gyroplane technology is scalable to larger (or smaller) aircraft, the Company's longer range plans have identified opportunities for large (18-60 seat) gyrodynes to provide commercial passenger service in short to medium range markets.

         While the change in orientation in the Company's Business Plan has put investigation of those commercial applications for gyrodynes on hold, it has also opened up possible opportunities for future GBA military gyrodyne applications not achievable by other aircraft types. GBA has presented the unique advantages of GBA's gyroplane and gyrodyne technology to key military advisors. As a result the US Government may sponsor GBA undertaking research into military applications of its technology.


--------------------------------------------------------------------------------
                                                                            F-12

         Results of Operations
         ---------------------

         Income

         Comparing the three months ended September 30, 2002, to the same period ended September 30, 2001, income increased to $13,000 from $5,000. The increase was due primarily to revenue that the Buckeye, Arizona, test flight facility received in the three months ended September 30, 2002, for miscellaneous services provided to the Buckeye airport.

         Expenses

         Comparing the three months ended September 30, 2002, to the same period ended September 30, 2001, research and development expenses decreased to $273,000 from $1,472,000. This was due to the Company's cost-cutting measures and change in business plan, which resulted in a decrease in the purchase of production materials and parts and a reduction in workforce as the work emphasis on the Hawk 4 and RevCon 6 shifted from constructing the aircraft almost exclusively to flight testing.

         Comparing the three months ended September 30, 2002, to the same period ended September 30, 2001, general and administrative expenses decreased to
$425,000 from $886,000. There was a general decrease in general and administrative purchasing as the Company conducted a company wide reduction of expenses, with a resulting reduction in workforce. Management deemed this to be prudent when the capital markets became constricted in the wake of the terrorist attacks in September 2001.

         Comparing the three months ended September 30, 2002, to the same period ended September 30, 2001, interest expense increased to $303,000 from $214,000. This was due to an increase in accrued interest on notes payable, accrued payroll, and vendor payables.

         Net Earnings

         During the three months ended September 30, 2002, the Company continued to record losses as it conducted flight tests and continued the transition toward full marketing and manufacturing of the Hawk Gyroplane series. For the three months ended September 30, 2002, the net loss was $988,000, compared with a net loss of $2,567,000 for the three months ended September 30, 2001. For the three months ended September 30, 2002, the net loss applicable to common stockholders was $3,625,000, compared to a net loss applicable to common stockholders of $2,567,000 for the three months ended September 30, 2001. The additional net loss applicable to common stockholders is due to accretion in the value of the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock and dividends on that stock.

         Liquidity and Capital Resources

         During development stage activities, the Company has been dependent on external funding to support its aircraft development. The Company had been successful in obtaining external funding until impacted by the fall in the stock market for technology products last year, greatly exacerbated by the terrorist action in September 2001, and the necessary responses to it, circumstances that make it extremely difficult to rely on outside investment at the levels required.


--------------------------------------------------------------------------------
                                                                            F-13

         In the second fiscal quarter of fiscal year 2002, the Company implemented cost cutting measures by a layoff of those personnel primarily associated with the Hawk 4 commercial aviation program and not immediately required by the new applications of the aircraft, mentioned above. This resulted in an immediate reduction in force of GBA workers and, therefore, an immediate reduction in payroll expenses. The Company further cut back on many other controllable expenditures.

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

         During the past twelve months, $2.3 million was raised through the sale of equity, and $0.4 million through the sale of assets, principally engines. The Company has also raised $1.3 million (net of reduction) in Notes Payable during the latest fiscal year. Accrued expenses also reduced cash requirements by $1 million, and of this amount $483,000 was the deferral of officer salaries.

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


Item 3.           Controls and Procedures

                  (A) Evaluation of disclosure controls and procedures

         Based on their evaluations as of a date within 90 days of the filing date of this report, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d- 14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

                  (B) Changes in internal controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

--------------------------------------------------------------------------------
                                                                            F-14

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings.
---------------------------

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

Item 2.  Changes in the Securities of the Company.  None.
---------------------------------------------------------

Item 3.  Defaults Upon Senior Securities.  None.
------------------------------------------------

Item 4.  Matters Submitted to a Vote of Security Holders.  None.
----------------------------------------------------------------

Item 5.  Other Information.  None.
----------------------------------

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

         Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

Forward Outlook and Risks
-------------------------

         The Company, from time to time, may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in any of the Company's forward- looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: (a) the failure to obtain additional borrowed and/or equity capital on favorable terms for acquisitions and expansion; (b) adverse changes in federal and state laws, or other matters affecting the Company's business; (c) the demand for the Company's products and services; and (d) other risks detailed in the Company's Securities and Exchange Commission filings.

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


--------------------------------------------------------------------------------
                                                                            F-15

         Forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risk and uncertainty, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed hereunder and elsewhere in this Form 10-QSB. These forward-looking statements represent the Company's judgement as of the date of this Form 10-QSB. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. The Company disclaims, however, any intent or obligation to update its forward- looking statements.


--------------------------------------------------------------------------------
                                                                            F-16

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


Date: November 14, 2002                   GROEN BROTHERS AVIATION, INC.
-----------------------                   -----------------------------



                                          By:    /s/David Groen
                                          ----------------------------
                                          David Groen, President, CEO, and
                                          Treasurer



--------------------------------------------------------------------------------
                                                                            F-17

                            CERTIFICATION PURSUANT TO
                    13A-14 OF SECURITIES EXCHANGE ACT 0F 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, David Groen, President, Chief Executive Officer and Treasurer of the Company, certify that:

         1. I have reviewed this quarterly report on Form 10QSB of Groen Brothers Aviation, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


--------------------------------------------------------------------------------
                                                                            F-18

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



 /s/David Groen
------------------------------------------------
David Groen
President, Chief Executive Officer and Treasurer
November 14, 2002



--------------------------------------------------------------------------------
                                                                            F-19