Form 10QSB/A
period 2002-09-30
GROEN BROTHERS AVIATION INC /UT/
filed 2003-02-19
CIK 870743

GROEN BROTHERS AVIATION, INC.
                          (A Development Stage Company)


                                  FORM 10-QSB/A
                               (Amendment No. 1)


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
                                                                                            ----------------

------------------------------------------------------------------------------------------------------------

       Liabilities and Stockholders' Deficit
       -------------------------------------

Current liabilities:
  Accounts payable                                                                          $      1,071,000
  Accrued expenses                                                                                 4,063,000
  Short-term notes payable                                                                         1,078,000
  Related party notes payable                                                                      3,761,000
  Current portion of long-term debt                                                                  904,000
                                                                                            ----------------

         Total current liabilities                                                                10,877,000

Long-term debt                                                                                       100,000
Deposits                                                                                           2,699,000
                                                                                            ----------------

         Total liabilities                                                                        13,676,000
                                                                                            ----------------

Commitments and contingencies                                                                              -

Stockholders' deficit:
  Series B redeemable preferred stock, 15% cumulative; non-voting; no par value;
    50,000,000 shares authorized; 16,519 shares issued and outstanding
    (aggregate liquidation preference of $16,519,000)                                             11,735,000
  Common stock, no par value, 200,000,000 shares authorized;
    93,888,494 shares issued and outstanding                                                      22,615,000
  Series A preferred stock, no par value; 200,000,000 shares authorized; 10,000,000 shares issued and outstanding
    (aggregate liquidation preference of $0)                                                       2,628,000
  Series A convertible preferred stock subscription receivable                                    (2,628,000)
  Deficit accumulated during the development stage                                               (47,075,000)
                                                                                            ----------------

         Total stockholders' deficit                                                             (12,725,000)
                                                                                            ----------------

         Total liabilities and stockholders' deficit                                        $        951,000
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



                                                                               GROEN BROTHERS AVIATION, INC.
                                                                               (A Development Stage Company)
                                                            Consolidated Statement of Operations (Unaudited)


------------------------------------------------------------------------------------------------------------




                                                               Three Months Ended             Cumulative
                                                                  September 30,             Amounts Since
                                                       -----------------------------------   Development
                                                             2002              2001             Stage
                                                       -----------------------------------------------------
Income:
    Related party interest                             $           2,000    $        4,000    $      351,000
    Interest and other                                            11,000             1,000           654,000
                                                       -----------------------------------------------------

           Total income                                           13,000             5,000         1,005,000
                                                       -----------------------------------------------------

Costs and expenses:
    Research and development                                     466,000         1,472,000        26,646,000
    General and administrative                                   489,000           886,000        15,276,000
    Impairment of assets                                               -                 -         1,115,000
    Interest expense                                             303,000           214,000         3,175,000
                                                       -----------------------------------------------------

           Total costs and expenses                            1,258,000         2,572,000        46,212,000
                                                       -----------------------------------------------------

    Net loss before income taxes                              (1,245,000)       (2,567,000)      (45,207,000)

Benefit for income taxes                                               -                 -                 -
                                                       -----------------------------------------------------

           Net loss                                    $      (1,245,000)   $   (2,567,000)   $  (45,207,000)
                                                       -----------------------------------------------------

Series B 15% cumulative redeemable non-voting
  preferred stock:
    Accretion                                                 (2,036,000)                -        (5,216,000)
    Dividends                                                   (601,000)                -        (1,519,000)
                                                       -----------------------------------------------------

           Net loss applicable to
           common stockholders                         $      (3,882,000)   $   (2,567,000)   $  (51,942,000)
                                                       -----------------------------------------------------

Net loss per share - basic and diluted                 $            (.04)   $         (.03)   $         (.96)
                                                       -----------------------------------------------------

Weighted average common and common
  equivalent shares - basic and diluted                       90,644,000        92,123,000        54,049,000
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




                                                                               GROEN BROTHERS AVIATION, INC.
                                                                               (A Development Stage Company)
                                                            Consolidated Statement of Cash Flows (Unaudited)


------------------------------------------------------------------------------------------------------------




                                                                    Three Months Ended         Cumulative
                                                                      September 30,          Amounts Since
                                                              ------------------------------  Development
                                                                   2002           2001           Stage
                                                              ----------------------------------------------
Cash flows from operating activities:
  Net loss                                                    $    (1,245,000)  $ (2,567,000)  $ (45,207,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization expense                              61,000         74,000       1,575,000
    Common stock issued for services and expenses                           -              -       1,604,000
    Common stock issued for interest                                    6,000         20,000         627,000
    Common stock issued for employer contribution to 401(k)                 -              -          50,000
    Stock warrants and options issued for services                          -              -         271,000
    Interest accrued against related party notes receivable            (2,000)        (4,000)        (28,000)
    Artwork for royalty and other expenses                                  -              -         150,000
    (Gain) loss on disposal of assets                                  21,000         18,000        (300,000)
    Impairment of assets                                                    -              -       1,115,000
    (Increase) decrease in:
       Accounts receivable                                                  -        (10,000)              -
       Prepaid expenses                                                     -         21,000          25,000
    Increase (decrease) in:
       Accounts payable                                               (22,000)       235,000       2,141,000
       Accrued expenses                                               310,000        439,000       4,352,000
       Deposits                                                             -         21,000       2,097,000
                                                              ----------------------------------------------

           Net cash used in
           operating activities                                      (871,000)    (1,753,000)    (31,528,000)
                                                              ----------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                                   (3,000)       (15,000)     (1,427,000)
  Sale of property and equipment                                        1,000          2,000       2,216,000
  Issuance of related party notes receivable                          (30,000)             -        (230,000)
  Collections on related party receivables and advances                     -              -          87,000
  Proceeds from sale of investment assets                             100,000        120,000         259,000
  Proceeds from sale of research and development equipment                  -              -         408,000
                                                              ----------------------------------------------

           Net cash provided by
           investing activities                                        68,000        107,000       1,313,000
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

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements

                                                              September 30, 2002
--------------------------------------------------------------------------------

(1) During the preparation of the Form 10-QSB for the quarter ended December 31, 2002, management determined that payroll costs totaling $257,000 should have been accrued during the quarter ended September 30, 2002, but were not. Therefore, management has caused this Form 10-QSB/A to be filed to properly reflect payroll expenses. The change increases research and development expenses by $193,000 and general and administrative expenses by $64,000 from amounts that were previously reported.


(2) The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and subsidiary and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2002, and the results of operations for the three months ended September 30, 2002 and 2001, and cash flows for the three months ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 and cash flows for the three months ended September 30, 2002, are not necessarily indicative of the results to be expected for the entire year.


(3) The computation of basic loss per common share is computed using the weighted average number of common shares outstanding during each year. The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents were not included in the diluted loss per share calculation because the effect would have been antidilutive.




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

         Expenses

         Comparing the three months ended September 30, 2002, to the same period ended September 30, 2001, research and development expenses decreased to $466,000 from $1,472,000. This was due to the Company's cost-cutting measures and change in business plan, which resulted in a decrease in the purchase of production materials and parts and a reduction in workforce as the work emphasis on the Hawk 4 and RevCon 6 shifted from constructing the aircraft almost exclusively to flight testing.

         Comparing the three months ended September 30, 2002, to the same period ended September 30, 2001, general and administrative expenses decreased to
$489,000 from $886,000. There was a general decrease in general and administrative purchasing as the Company conducted a company wide reduction of expenses, with a resulting reduction in workforce. Management deemed this to be prudent when the capital markets became constricted in the wake of the terrorist attacks in September 2001.

         Comparing the three months ended September 30, 2002, to the same period ended September 30, 2001, interest expense increased to $303,000 from $214,000. This was due to an increase in accrued interest on notes payable, accrued payroll, and vendor payables.

         Net Earnings

         During the three months ended September 30, 2002, the Company continued to record losses as it conducted flight tests and continued the transition toward full marketing and manufacturing of the Hawk Gyroplane series. For the three months ended September 30, 2002, the net loss was $1,245,000, compared with a net loss of $2,567,000 for the three months ended September 30, 2001. For the three months ended September 30, 2002, the net loss applicable to common stockholders was $3,882,000, compared to a net loss applicable to common stockholders of $2,567,000 for the three months ended September 30, 2001. The additional net loss applicable to common stockholders is due to accretion in the value of the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock and dividends on that stock.

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

         During the past twelve months, $2.3 million was raised through the sale of equity, and $0.4 million through the sale of assets, principally engines. The Company has also raised $1.3 million (net of reduction) in Notes Payable during the latest fiscal year. Accrued expenses also reduced cash requirements by $1.3 million, and of this amount $483,000 was the deferral of officer salaries.

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

         This Form 10-QSB/A contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of operations and businesses of the Company. All statements, other than statements of historical facts, included in this Form 10-QSB/A, including those regarding market trends, the Company's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended, will, should, may, expect, anticipate, estimates, projects" or the negative thereof or variations thereon or similar terminology.


--------------------------------------------------------------------------------
                                                                            F-15

         Forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risk and uncertainty, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed hereunder and elsewhere in this Form 10-QSB/A. These forward-looking statements represent the Company's judgement as of the date of this Form 10-QSB/A. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. The Company disclaims, however, any intent or obligation to update its forward- looking statements.


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


Date: February 19, 2003                   GROEN BROTHERS AVIATION, INC.
-----------------------                   -----------------------------



                                          By:    /s/David Groen
                                          ----------------------------
                                          David Groen, President, CEO, and
                                          Treasurer



--------------------------------------------------------------------------------
                                                                            F-17

                            CERTIFICATION PURSUANT TO
                    13A-14 OF SECURITIES EXCHANGE ACT 0F 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, David Groen, President, Chief Executive Officer and Treasurer of the Company, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB/A of Groen Brothers Aviation, Inc.

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



 /s/David Groen
------------------------------------------------
David Groen
President, Chief Executive Officer and Treasurer
February 19, 2003



--------------------------------------------------------------------------------
                                                                            F-19