Form 10QSB
period 2002-12-31
GROEN BROTHERS AVIATION INC /UT/
filed 2003-02-19
CIK 870743

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002



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
Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                               Outstanding at
         Class                                                December 31, 2002
-----------------------------------------------             --------------------
Common Stock, No Par Value                                       95,483,744

                   Page 1 of 23 consecutively numbered pages.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheet,
            December 31, 2002 (unaudited)......................................3

            Consolidated Statement of Operations for the three months
            and six months ended December 31, 2002 and 2001, and
            cumulative amounts since development stage (unaudited).............4

            Consolidated Statement of Cash Flows for the three months
            and six months ended December 31, 2002 and 2001, and
            cumulative amounts since development stage (unaudited).............5

            Notes to Consolidated Financial Statements.........................8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................9

Item 4.  Controls and Procedures..............................................14


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................18

Item 2.  Changes in the Securities of the Company.............................18

Item 3.  Defaults Upon Senior Securities......................................18

Item 4.  Submission of Matters to a Vote of Security Holders..................18

Item 5.  Other Information....................................................18

Item 6.  Exhibits and Reports on Form 8-K.....................................18






--------------------------------------------------------------------------------
                                                                               2

                                                                               GROEN BROTHERS AVIATION, INC.
                                                                               (A Development Stage Company)
                                                                      Consolidated Balance Sheet (Unaudited)

------------------------------------------------------------------------------------------------------------


                                                                                              December 31,
                                                                                                  2002
                                                                                            ----------------
       Assets
       ------
Current assets:
  Cash                                                                                      $          2,000
  Accounts receivable                                                                                  9,000
  Related party notes receivable                                                                     144,000
                                                                                            ----------------

         Current assets                                                                              155,000

Investment art                                                                                       173,000
Property and equipment, net                                                                          534,000
                                                                                            ----------------

         Total assets                                                                       $        862,000
                                                                                            ----------------

------------------------------------------------------------------------------------------------------------

       Liabilities and Stockholders' Deficit
       -------------------------------------

Current liabilities:
  Accounts payable                                                                          $      1,121,000
  Accrued expenses                                                                                 4,543,000
  Short-term notes payable                                                                           904,000
  Related party notes payable                                                                      4,073,000
  Current portion of long-term debt                                                                  895,000
                                                                                            ----------------

         Total current liabilities                                                                11,536,000

Long-term debt                                                                                       100,000
Deposits                                                                                           2,704,000
                                                                                            ----------------

         Total liabilities                                                                        14,340,000
                                                                                            ----------------

Commitments and contingencies                                                                              -

Stockholders' deficit:
  Series B redeemable preferred stock, 15% cumulative; non-voting; no par value;
    50,000,000 shares authorized; 17,144 shares issued and outstanding
    (aggregate liquidation preference of $17,144,000)                                             14,431,000
  Common stock, no par value, 200,000,000 shares authorized;
    95,483,744 shares issued and outstanding                                                      20,225,000
  Series A preferred stock, no par value; 200,000,000 shares authorized; 10,000,000 shares issued and outstanding
    (aggregate liquidation preference of $0)                                                       2,658,000
  Series A convertible preferred stock subscription receivable                                    (2,658,000)
  Deficit accumulated during the development stage                                               (48,134,000)
                                                                                            ----------------

         Total stockholders' deficit                                                             (13,478,000)
                                                                                            ----------------

         Total liabilities and stockholders' deficit                                        $        862,000
                                                                                            ----------------

------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
                                                                                                           3

                                                                               GROEN BROTHERS AVIATION, INC.
                                                                               (A Development Stage Company)
                                                            Consolidated Statement of Operations (Unaudited)

------------------------------------------------------------------------------------------------------------


                                        Three Months Ended            Six Months Ended         Cumulative
                                           December 31,                 December 31,         Amounts Since
                                   ---------------------------------------------------------  Development
                                        2002          2001           2002          2001          Stage
                                   -------------------------------------------------------------------------
Income:
    Related party interest         $        3,000  $       4,000  $      5,000  $      8,000  $      354,000
    Interest and other                     59,000        408,000        70,000       409,000         713,000
                                   -------------------------------------------------------------------------

           Total income                    62,000        412,000        75,000       417,000       1,067,000
                                   -------------------------------------------------------------------------

Costs and expenses:
    Research and development              433,000        779,000       899,000     2,251,000      27,079,000
    General and administrative            401,000      1,394,000       890,000     2,280,000      15,677,000
    Impairment of assets                        -              -             -             -       1,115,000
    Interest expense                      287,000        206,000       590,000       420,000       3,462,000
                                   -------------------------------------------------------------------------

           Total costs and expenses     1,121,000      2,379,000     2,379,000     4,951,000      47,333,000
                                   -------------------------------------------------------------------------

    Net loss before income taxes       (1,059,000)    (1,967,000)   (2,304,000)   (4,534,000)    (46,266,000)

Provision for income taxes                      -              -             -             -               -
                                   -------------------------------------------------------------------------

           Net loss                $   (1,059,000) $  (1,967,000) $ (2,304,000) $ (4,534,000) $  (46,266,000)
                                   -------------------------------------------------------------------------

Series B 15% cumulative redeemable
  non-voting preferred stock:
    Accretion                          (2,071,000)             -    (4,107,000)            -      (7,287,000)
    Dividends                            (625,000)             -    (1,226,000)            -      (2,144,000)
                                   -------------------------------------------------------------------------

           Net loss applicable to
           common stockholders     $   (3,755,000) $  (1,967,000) $ (7,637,000) $ (4,534,000) $  (55,697,000)
                                   -------------------------------------------------------------------------

Net loss per share -
  basic and diluted                $        (0.04) $       (0.02) $      (0.08) $      (0.05)
                                   ---------------------------------------------------------

Weighted average common and
  common equivalent shares -
  basic and diluted                    94,729,000     92,852,000    92,515,000    92,508,000
                                   ---------------------------------------------------------

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

                                                                               GROEN BROTHERS AVIATION, INC.
                                                                               (A Development Stage Company)
                                                            Consolidated Statement of Cash Flows (Unaudited)

------------------------------------------------------------------------------------------------------------


                                                                     Six Months Ended          Cumulative
                                                                       December 31,          Amounts Since
                                                              ------------------------------  Development
                                                                   2002           2001           Stage
                                                              ----------------------------------------------
Cash flows from operating activities:
  Net loss                                                    $    (2,304,000) $  (4,534,000) $  (46,266,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization expense                             122,000        148,000       1,636,000
    Deferred offering costs                                                 -        867,000         867,000
    Common stock issued for services and expenses                           -              -       1,604,000
    Common stock issued for interest                                    6,000         28,000         627,000
    Common stock issued for employer contribution to 401(k)                 -              -          50,000
    Stock warrants and options issued for services                          -              -         259,000
    Stock options issued for interest                                       -         12,000          12,000
    Interest accrued against related party notes receivable            (5,000)        (8,000)        (31,000)
    Artwork for royalty and other expenses                                  -              -         150,000
    (Gain) loss on disposal of assets                                 (20,000)      (390,000)       (341,000)
    Impairment of assets                                                    -              -         248,000
    (Increase) decrease in:
       Accounts receivable                                             (4,000)             -          (4,000)
       Prepaid expenses                                                25,000         30,000          50,000
    Increase (decrease) in:
       Accounts payable                                                28,000        552,000       2,191,000
       Accrued expenses                                               791,000        507,000       4,833,000
       Deposits                                                         5,000         21,000       2,102,000
                                                              ----------------------------------------------

           Net cash used in
           operating activities                                    (1,356,000)    (2,767,000)    (32,013,000)
                                                              ----------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                                   (3,000)       (16,000)     (1,427,000)
  Sale of property and equipment                                        1,000          4,000       2,216,000
  Issuance of related party notes receivable                          (31,000)        (2,000)       (231,000)
  Collections on related party receivables and advances                 2,000          2,000          89,000
  Proceeds from sale of investment assets                             100,000        120,000         259,000
  Proceeds from sale of research and development equipment             41,000        408,000         449,000
                                                              ----------------------------------------------

           Net cash provided by
           investing activities                                       110,000        516,000       1,355,000
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

                                                                               GROEN BROTHERS AVIATION, INC.
                                                                               (A Development Stage Company)
                                                            Consolidated Statement of Cash Flows (Unaudited)
                                                                                                   Continued

------------------------------------------------------------------------------------------------------------


                                                                     Six Months Ended          Cumulative
                                                                       December 31,          Amounts Since
                                                              ------------------------------  Development
                                                                   2002           2001           Stage
                                                              ----------------------------------------------
Cash flows from financing activities:
  Proceeds from short-term notes payable                               30,000        100,000         240,000
  Reduction of short-term notes payable                               (31,000)             -         (32,000)
  Proceeds from long-term debt                                              -              -       2,799,000
  Reduction of long-term debt                                         (13,000)      (131,000)     (1,358,000)
  Proceeds from related party notes payable                           445,000      1,629,000       4,993,000
  Reduction of related party notes payable                            (31,000)       (75,000)       (522,000)
  Proceeds from issuance of common stock                              850,000        655,000      24,862,000
  Payment of commissions related to issuance
    of common stock                                                   (18,000)       (40,000)       (623,000)
  Payment of deferred offering costs                                        -              -         (10,000)
  Proceeds from issuance of call options                                    -              -          55,000
  Proceeds from issuance of put options                                     -              -         250,000
                                                              ----------------------------------------------

         Net cash provided by
         financing activities                                       1,232,000      2,138,000      30,654,000
                                                              ----------------------------------------------

         Net decrease in cash                                         (14,000)      (113,000)         (4,000)

Cash, beginning of period                                              16,000        116,000           6,000
                                                              ----------------------------------------------

Cash, end of period                                           $         2,000  $       3,000  $        2,000
                                                              ----------------------------------------------


       Supplemental cash flow information:

       During the six months ended December 31, 2002, the Company:

         o Paid dividends of $1,226,000 on Series B preferred stock through the issuance of 1,226 shares of Series B preferred stock which reduced common stock by $1,226,000.

         o Paid $115,000 related party notes payable and $24,000 related accrued interest with 696,019 shares of common stock.

         o Paid $15,000 payable and $6,000 interest expense with 98,368 shares of common stock.

         o Converted $25,000 accrued interest into a $12,000 short-term note payable and $13,000 in related party notes payable.

         o    Paid commissions with 8,000 shares of common stock.

         o Issued 3,200,000 shares of common stock as collateral on notes payable.

------------------------------------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
                                                                                                           6

                     GROEN BROTHERS AVIATION, INC. (A Development Stage Company)
                               Consolidated Statements of Cash Flows (Unaudited)
                                                                       Continued

--------------------------------------------------------------------------------


         o    Accrued $61,000 interest on subscription receivable.

         o    Purchased $120,000 helicopter with a related party note payable.

         o Paid $15,000 accrued expenses with a reduction in a related party note receivable.

         o Redeemed options to purchase 200,000 shares of common stock with an accrued liability of $12,000.


     During the six months ended December 31, 2001, the Company:

         o Issued 7,878 shares of its common stock to pay commissions related to the issuance of common stock.

         o Reduced accrued expenses of $34,000 in exchange for a reduction of related party notes receivable.

         o Accrued $252,000 of interest on the preferred stock subscription receivable as an increase to common stock and interest on subscription receivable.

         o Issued 748,379 shares of its common stock to retire related party notes payable and accounts payable of $190,000 and $3,000, respectively.

         o    Issued  $230,000 in short-term  notes  payable to retire  accounts
              payable  and   accrued   interest   of   $220,000   and   $10,000,
              respectively.

                                                                  Cumulative
                                             Six Months Ended       Amounts
                                              December 31,           Since
                                        -----------------------   Development
                                             2002         2001       Stage
                                        ----------------------------------------
Cash paid during the period for:
         Interest                       $   34,000    $  45,000    $  495,000
                                        ----------------------------------------

         Income taxes                   $        -    $       -    $        -
                                        ----------------------------------------

--------------------------------------------------------------------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
                                                                               7

                                                   GROEN BROTHERS AVIATION, INC.
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements

                                                               December 31, 2002
--------------------------------------------------------------------------------

(1) The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2002, and the results of operations for the three and six months ended December 31, 2002 and 2001, and cash flows for the six months ended December 31, 2002 and 2001. The results of operations for the three and six months ended December 31, 2002, and cash flows for the six months ended December 31, 2002, are not necessarily indicative of the results to be expected for the year ended June 30, 2003.

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

(3) The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements for stock options granted to employees. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as indicated below:


                                                 Three Months Ended         Six Months Ended
                                                      December 31,              December 31,
                                                   2002         2001          2002         2001
                                              -----------------------------------------------------

         Reported net loss                   $ (3,755,000) $ (1,967,000) $ (7,637,000) $ (4,534,000)

         Deduct: Total stock-based employee
         compensation determined under fair
         value based method, net of related
         tax effects
                                                   (8,000)       (8,000)   (1,915,000)   (2,655,000)
                                             ------------------------------------------------------

         Pro forma net loss                  $ (3,763,000) $ (1,975,000) $ (9,552,000) $ (7,189,000)
                                             ------------------------------------------------------

         Basic and diluted loss per share:
              As reported                    $      (0.04) $      (0.02) $      (0.08) $      (0.05)
                                             ------------------------------------------------------

              Pro forma                      $      (0.04) $      (0.02) $      (0.10) $      (0.08)
                                             ------------------------------------------------------


--------------------------------------------------------------------------------
                                                                               8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the period reported in the accompanying condensed consolidated financial statements. The "Company" refers to the Registrant, Groen Brothers Aviation, Inc. (GBA), and its wholly-owned subsidiaries, Groen Brothers Aviation USA, Inc. (GBA USA) and American Autogyro, Inc. (AAI). Unless otherwise stated, the financial activities described herein are those of GBA USA and AAI, which were the sole operating entities during the reporting period. As noted below, AAI was incorporated by GBA during the quarter ended December 2002.

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

         The Company believes the safety, reliability, maneuverability and low operating cost of the Hawk 4 will permit it to perform competitively with helicopters (and airplanes) for many missions requiring low, slow flight, but without the requirement for a runway for take-off or landing. Potential customers include the following:

         1. Law enforcement (police, sheriff, border patrol, customs, and drug interdiction),
         2. Public service agencies (fire patrol, medical transport, wildlife and land management)
         3.   Military  (courier,  armed  surveillance,  VIP transport,  forward artillery control, ground attack, unmanned aerial vehicle),
         4.   Commercial  (oil, gas, and power line patrol and inspection,  land survey, aerial photography, crop spraying, herd management, air taxi service, corporate transport, and flight training),
         5.   Private (commuting, sport flying, training).

         Management believes it is in the national interest that GBA's unique gyroplane technology is developed. The terrorist actions of September 11, 2001, and later have triggered important new opportunities to use GBA's technology in new counter-terrorism markets. The new circumstance of our country, as well as other countries, is requiring sharply increased levels of vigilance by several branches of government to protect critical national assets against terrorist attack. These include border patrol as well as protection of pipelines, nuclear power plants and key transportation infrastructures. For such roles, which do not require the use of certificated aircraft, the Hawk 4 is particularly well suited, performing such missions far more effectively, and often at far lower cost than other air or ground vehicles.

--------------------------------------------------------------------------------

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

         Among the numerous visitors attending the flight demonstrations, several of whom flew in the aircraft, were representatives of the DEA, DOD, DARPA, the Department of Commerce, the President's Commission on U.S. Aerospace Industries, and the Aerospace Industries Association. Many senior staff members

--------------------------------------------------------------------------------
                                                                              10
of U.S. Senators and Representatives attended, including Military Legislative Assistants. In addition, reporters from the Washington Post and the Aircraft Owners & Pilots Association Magazine attended the demonstrations and flew in the aircraft.

         Law enforcement attendees at Leesburg (including the D.C. Metro Police Department, Virginia State Police, and the Henrico County Virginia Police Department) were of particular importance, because GBA has fostered considerable interest among such groups in the safety, reliability and economy of the Hawk 4 for law enforcement missions. In October 2002, GBA further stimulated law enforcement interest by attending the International Association of Police Chiefs Convention.

         Also in October 2002, GBA displayed the Hawk 4 before an estimated half million plus attendees at one of the nation's premier military aviation events, the Miramar Marine Corps Air Station Air Show in San Diego, CA. Following the Hawk 4's appearance at Miramar, it flew familiarization flights and flight demonstrations for two days at the nearby Ramona airport. Media coverage included San Diego's Channel 10, KGTV who featured the Hawk 4 in their evening newscasts. Among those accepting GBA's invitation to participate were officials from the U.S. Border Patrol, Ventura County and Orange County Sheriff's departments along with the head of the Ecuadorian Army Aviation unit and the chief pilot for the Ecuadorian National Police.

         Following its demonstrations of the utility of the Hawk 4 for Public Use applications, GBA has received fifty-six written statements of support from significant law enforcement agencies, representing twenty seven states and Puerto Rico. Each of these letters indicated a desire to operate the Hawk 4 as a Public Use (pre-certification) aircraft, if funding for acquisitions were made available.

         The attempted shooting down of an Israeli commercial aircraft approaching Mombasa airport in Kenya, by Al Qaeda terrorists using Sam shoulder-mounted missiles, has made the issue of protection of commercial aircraft from such missile attacks an extremely important issue. Several proposals have been made to fit military missile defense systems to commercial aircraft, but these approaches are hugely expensive and would take years to develop and install. Significantly, however, the Kenya incident precisely fits the scenario presented by GBA as a serious risk to the Salt Lake Winter Olympics, which resulted in the Hawk 4 demonstrating its capacity to guard against such an attack. GBA therefore asserts that the most practical and effective deterrent to missile attacks remains intensive patrolling by safe, low cost Hawk 4 gyroplanes.

         GBA has therefore approached principal government agencies, including the Transportation Security Administration (TSA) of the Department of Homeland Security, the Office of Domestic Preparedness (ODP) of the Department of Justice as well as representatives of airport authorities, to present the case for the Hawk 4 in this role.

         The Company continues to seek opportunities to present its unique gyroplane technology to potential purchasers and investors and to broaden public recognition that the modern gyroplane has an important place in aviation. Among significant successes in this regard has been the inclusion of the Hawk 4 in the Smithsonian National Air & Space Museum's new IMAX film on rotor wing flight,

--------------------------------------------------------------------------------
                                                                              11

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

         GBA is presenting the Hawk 4 to its potential customers as a professionally engineered example of the gyroplane as the safest form of powered flight. The company therefore has an important vested interest in the reputation for safety of gyroplanes in general.

         Thousands of kit-built small gyroplanes have been produced by a variety of manufacturers over many years. For the most part, these gyroplanes have not been designed and manufactured to aerospace standards, with a full understanding of autorotative dynamics and some have suffered accident and fatality statistics that do not reflect the inherent safety of the gyroplane.

         In November 2002, following a well publicized fatal accident in Utah of another manufacturer's small gyroplane, GBA's Board of Directors concluded that the reputation of gyroplanes in general could be negatively impacted by such accidents. Furthermore, with its unique knowledge of autorotative flight and professional aerospace engineering capabilities, GBA had both the resources to take action to address the problem and the responsibility to attempt to use those resources to alleviate the tragic consequences. The Board therefore requested management to develop a plan to achieve these objectives.

         The Board reviewed the resulting plan in December and approved the entry of GBA into the small gyroplane market. It also concluded that a second subsidiary should be set up to undertake GBA's activities for small gyroplanes, as its activities will address a different market from the larger aircraft being developed by GBA USA. GBA has therefore set up a new subsidiary, American Autogyro, Inc. (AAI), with the purposes of developing:

         o Modification kits to address the most serious safety issues identified in current production small gyroplanes.

         o A new small gyroplane designed to aerospace standards that would set a new standard for safety in that class of aircraft.

         Mr. Jim Mayfield, Executive Vice President of GBA, was appointed President of AAI and its sole Board Member, officer and employee. In its initial stages AAI will subcontract the majority of its staffing needs from GBA USA.

--------------------------------------------------------------------------------
                                                                              12

         GBA's announcement to the kit-built gyroplane community, through the internet, of its intention to enter the kit-built market received positive response, supporting management's belief that AAI can participate effectively and profitabily in this market.

         AAI's first product will be a Stability Augmentation Kit designed for a popular kit-built gyroplane for which it has already received its first orders and is testing. First deliveries are expected to take place in the first calendar quarter of 2003. AAI is developing additional safety and performance enhancements for this and other kit gyroplanes. First deliveries of AAI's complete kit for its two-place "Sparrow Hawk Gyroplane" are expected to begin before the end of summer 2003.

         Management also believes that there will be two large markets in the future for AAI gyroplanes as fully assembled aircraft produced by AAI. GBA has identified a large and untapped market, both overseas and in the United States, for safe, inexpensive, reliable and effective surveillance aircraft that can operate "off airport" and are easy to maintain and fly. These qualities, all characteristics of the gyroplane being designed by AAI are expected to be very popular with law enforcement agencies around the world.

         A second emerging market is likely to arise within the United States as a result of an expected FAA definition of a new category of aircraft, the Sports Aircraft Category. The process of definition is expected to be completed by September 2003, with activation within 2004. Again AAI's product designs are well suited to this market.

         In addition to these activities of AAI and its work on the Hawk 4, GBA will continue to flight test its RevCon 6 technology demonstrator gyroplane. The aircraft is a six-seat, turbine engine powered, advanced technology U-STOL (ultra-short takeoff and landing) rotor wing aircraft. The aircraft has been designed and built to be easy to fly, capable of operating from extremely short, rough strips, and to be able to cruise in excess of 120 miles per hour. Its large cargo compartment accessible through a rear loading door provides potential use as a unique freight aircraft for operation in difficult terrain.

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

         While the Company's revised Business Plan has put investigation of those commercial applications for gyrodynes on hold, it has also opened up possible opportunities for future GBA military gyrodyne applications not achievable by other aircraft types. As reported in the previous quarter, GBA has presented the unique advantages of GBA's gyroplane and gyrodyne technology to key military advisors. As a result the US Government may sponsor GBA undertaking research into military applications of its technology.

--------------------------------------------------------------------------------
                                                                              13

         In light of his substantial additional responsibilities for the management of AAI, Mr. Mayfield relinquished his positions as a Board member of GBA and as Executive VP of GBA USA. He retains responsibility for the Marketing, Flight Operations, Engineering and Manufacturing departments of GBA USA with the title of VP Operations.

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

     Results of Operations
     ---------------------

     Income

         Comparing the three months ended December 31, 2002, to the same period ended December 31, 2001, income decreased to $62,000 from $412,000. The decrease in income was due primarily to a decrease in sales of research and development materials and parts, such sales amounting to $408,000 in the three months ended December 31, 2001, and $41,000 in the three months ended December 31, 2002.

         Comparing the six months ended December 31, 2002, to the same period ended December 31, 2001, income decreased to $75,000 from $417,000. The decrease in income was due primarily to a decrease in sales of research and development materials and parts, such sales amounting to $408,000 in the six months ended December 31, 2001, and $41,000 in the six months ended December 31, 2002.

     Expenses

         Comparing the three months ended December 31, 2002, to the same period ended December 31, 2001, research and development expenses decreased to $433,000 from $779,000. This is due to the Company's cost-cutting measures and change in business plan, which resulted in a decrease in the purchase of production materials and parts and a reduction in workforce as the work emphasis on the Hawk 4 and RevCon 6 shifted from constructing the aircraft almost exclusively to flight testing.

--------------------------------------------------------------------------------
                                                                              14

         Comparing the three months ended December 31, 2002, to the same period ended December 31, 2001, general and administrative expenses decreased to $401,000 from $1,394,000. This was due to a general decrease in general and administrative purchasing as the Company conducted a company wide reduction of expenses, with a resulting reduction in workforce.

         Comparing the three months ended December 31, 2002, to the same period ended December 31, 2001, interest expense increased to $287,000 from $206,000. This was due to an increase in accrued interest on notes payable, accrued payroll, and vendor payables.

         Comparing the six months ended December 31, 2002, to the same period ended December 31, 2001, research and development expenses decreased to $899,000 from $2,251,000. This was due to the Company's cost-cutting measures and change in business plan, which resulted in a decrease in the purchase of production materials and parts and a reduction in workforce as the work emphasis on the Hawk 4 and RevCon 6 shifted from constructing the aircraft almost exclusively to flight testing.

         Comparing the six months ended December 31, 2002, to the same period ended December 31, 2001, general and administrative expenses decreased to $890,000 from $2,280,000. This was due to a general decrease in general and administrative purchasing as the Company conducted a company wide reduction of expenses, with a resulting reduction in workforce.

         Comparing the six months ended December 31, 2002, to the same period ended December 31, 2001, interest expense increased to $590,000 from $420,000. This was due to an increase in accrued interest on notes payable, accrued payroll, and vendor payables.

     Net Earnings

         During the three months ended December 31, 2002, the Company continued to record losses as it conducted flight tests and continued the transition toward full marketing and manufacturing of the Hawk Gyroplane series. For the three months ended December 31, 2002, the net loss was $1,059,000, compared to a net loss of $1,967,000 for the three months ended December 31, 2001. For the three months ended December 31, 2002, the net loss applicable to common stockholders was $3,755,000, compared to a net loss applicable to common stockholders of $1,967,000 for the three months ended December 31, 2001. The additional net loss applicable to common stockholders is due to accretion in the value of the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock and dividends on that stock.

         During the six months ended December 31, 2002, the Company continued to record losses as it conducted flight tests and continued the transition toward full marketing and manufacturing of the Hawk Gyroplane series. For the six months ended December 31, 2002, the net loss was $2,304,000, compared to a net loss of $4,534,000 for the six months ended December 31, 2001. For the six months ended December 31, 2002, the net loss applicable to common stockholders was $7,637,000, compared to a net loss applicable to common stockholders of $4,534,000 for the six months ended December 31, 2001. The additional net loss applicable to common stockholders is due to accretion in the value of the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock and dividends on that stock.

--------------------------------------------------------------------------------
                                                                              15

     Liquidity and Capital Resources
     -------------------------------

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

         As noted previously, the Company has set up a subsidiary, AAI, to enter the market for modification kits to improve the stability of small gyroplanes produced by other manufacturers. This market typically makes substantial advance down payments on orders, which will permit AAI to quickly become cash positive. GBA is currently negotiating with a potential investor interested in funding AAI's entry into production of AAI's own small gyroplane. Such funding, which would by agreement be limited to use by AAI for this purpose, would permit early entry by AAI with a resulting cash contribution to GBA expected before the end of 2003. However, there can be no assurance that funding will be received from the potential investor.

         In FY 2002, the Company successfully approached many of its principal vendors requesting that they accept a stretching out of payments beyond their normal terms. As a result, the Company is servicing much of its pre-November 2001, obligations to vendors utilizing a combination of repayment plans which include monthly payments for smaller vendor liabilities and promissory notes for larger vendor liabilities. Since the end of the fiscal year, certain of the promissory notes have expired and are thus technically in default. The Company is, however, in negotiation with those vendors and is seeking to reach agreement with each vendor either to extend the existing note or to a payment plan satisfactory to the parties.

--------------------------------------------------------------------------------
                                                                              16

         During the past six months, $0.9 million was raised through the sale of equity. The Company has also raised $0.5 million (net of reduction) in Notes Payable. Accrued expenses also reduced cash requirements by $0.8 million, and of this amount $203,000 was the deferral of officer salaries. This funding was, however, insufficient to offset a further deterioration in the Company's working capital deficit (net of amounts owed to officers) from $8,242,000 at June 30, 2002, to $9,164,000 at December 31, 2002. As a result the Company has continued to fall behind in payments to its creditors, including tax obligations to the Federal and State governments. Discussions with two sets of potential investors, each of which would enable these obligations to be met are ongoing and the Company is working toward an early resolution.

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


--------------------------------------------------------------------------------

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

Item 2.  Changes in the Securities of the Company.  None.
---------------------------------------------------------

Item 3.  Defaults Upon Senior Securities.  None.
------------------------------------------------

Item 4.  Matters Submitted to a Vote of Security Holders.  None.
----------------------------------------------------------------

Item 5.  Other Information.  None.
----------------------------------

Item 6.  Exhibits and Reports on Form 8-K.  None.
-------------------------------------------------

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

--------------------------------------------------------------------------------
                                                                              18

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


--------------------------------------------------------------------------------
                                                                              19

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


Date: February 19, 2003                           GROEN BROTHERS AVIATION, INC.
-----------------------                           -----------------------------



                                                  By:     /s/David Groen
                                                  ------------------------------
                                                  David Groen, President & CEO


--------------------------------------------------------------------------------
                                                                              20

                            CERTIFICATION PURSUANT TO
                    13A-14 OF SECURITIES EXCHANGE ACT 0F 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



         I, David Groen, Chief Executive Officer and Treasurer of the Company, certify that:

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

--------------------------------------------------------------------------------
                                                                              21

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



 /s/David Groen
--------------------------------------------------
David Groen
President, Chief Executive Officer and Treasurer
February 19, 2003

--------------------------------------------------------------------------------
                                                                              22

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Groen Brothers Aviation, Inc. (the "Company") on Form 10QSB for the quarter ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Groen, Chief Executive Officer and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2.   the information  contained in the Report fairly  presents,  in all
              material  respects,   the  financial   condition  and  results  of
              operations of the Company.





 /s/David Groen
------------------------------------------------
David Groen
President, Chief Executive Officer and Treasurer
February 19, 2003



--------------------------------------------------------------------------------
                                                                              23