Form 10QSB
period 2003-03-31
GROEN BROTHERS AVIATION INC /UT/
filed 2003-05-20
CIK 870743

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003



                          Commission file number 018958

                          GROEN BROTHERS AVIATION, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Utah                                            87-0489865
--------------------------------------                        ------------------
State or other jurisdiction of                                 I.R.S. Employer
Incorporation or organization                                 Identification No.

2640 W. California Ave., Suite A
Salt Lake City, Utah                                                  84104
--------------------------------------                              ---------
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
Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                             Outstanding at
         Class                                                March 31, 2003
--------------------------                                ---------------------
Common Stock, No Par Value                                      98,093,405

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheet,
           March 31, 2003 (unaudited)..........................................3

           Consolidated Statement of Operations for the three months
           and nine months ended March 31, 2003 and 2002, and
           cumulative amounts since development stage (unaudited)..............4

           Consolidated Statement of Cash Flows for the nine months
           ended March 31, 2003 and 2002, and cumulative amounts
           since development stage (unaudited).................................5

           Notes to Consolidated Financial Statements..........................9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................11

Item 3.    Controls and Procedures............................................20


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................20

Item 2.  Changes in the Securities of the Company.............................20

Item 3.  Defaults Upon Senior Securities......................................20

Item 4.  Submission of Matters to a Vote of Security Holders..................20

Item 5.  Other Information....................................................20

Item 6.  Exhibits and Reports on Form 8-K.....................................20



                                                                               GROEN BROTHERS AVIATION, INC.
                                                                      Consolidated Balance Sheet (Unaudited)

------------------------------------------------------------------------------------------------------------



                                                                                               March 31,
                                                                                                  2003
                                                                                            ----------------
       Assets
       ------
Current assets:
  Cash                                                                                      $             -
  Accounts receivable                                                                                 10,000
  Inventories                                                                                         20,000
  Related party notes receivable                                                                     145,000
                                                                                            ----------------

         Current assets                                                                              175,000

Investment art                                                                                       173,000
Property and equipment, net                                                                          472,000
                                                                                            ----------------

         Total assets                                                                       $        820,000
                                                                                            ----------------

------------------------------------------------------------------------------------------------------------

       Liabilities and Stockholders' Deficit
       -------------------------------------

Current liabilities:
  Cash overdraft                                                                            $          8,000
  Accounts payable                                                                                 1,200,000
  Accrued expenses                                                                                 5,259,000
  Short-term notes payable                                                                           651,000
  Related party notes payable                                                                      4,598,000
  Current portion of long-term debt                                                                  695,000
                                                                                            ----------------

         Total current liabilities                                                                12,411,000

Long-term debt                                                                                       100,000
Deposits                                                                                           2,699,000
                                                                                            ----------------

         Total liabilities                                                                        15,210,000
                                                                                            ----------------

Commitments and contingencies                                                                              -

Stockholders' deficit:
  Series B redeemable preferred stock, 15% cumulative; non-voting; no par value;
    50,000,000 shares authorized; 17,778 shares issued and outstanding
    (aggregate liquidation preference of $17,778,000)                                             17,136,000
  Common stock, no par value, 200,000,000 shares authorized;
    98,093,405 shares issued and outstanding                                                      17,834,000
  Series A preferred stock, no par value; 200,000,000 shares authorized; 10,000,000 shares issued and outstanding
    (aggregate liquidation preference of $0)                                                       2,687,000
  Series A convertible preferred stock subscription receivable                                    (2,687,000)
  Deficit accumulated during the development stage                                               (49,360,000)
                                                                                            ----------------

         Total stockholders' deficit                                                             (14,390,000)
                                                                                            ----------------

         Total liabilities and stockholders' deficit                                        $        820,000
                                                                                            ----------------

------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these financial statements.




                                                                               GROEN BROTHERS AVIATION, INC.
                                                            Consolidated Statement of Operations (Unaudited)

------------------------------------------------------------------------------------------------------------



                                        Three Months Ended           Nine Months Ended         Cumulative
                                             March 31,                   March 31,           Amounts Since
                                   ---------------------------------------------------------  Development
                                        2003          2002           2003          2002          Stage
                                   -------------------------------------------------------------------------
Income:
    Related party interest         $        2,000   $      3,000  $      7,000  $     11,000   $     356,000
    Interest and other                     25,000          1,000        95,000       409,000         738,000
                                   -------------------------------------------------------------------------

           Total income                    27,000          4,000       102,000       420,000       1,094,000
                                   -------------------------------------------------------------------------

Costs and expenses:
    Research and development              547,000        517,000     1,446,000     2,778,000      27,626,000
    General and administrative            409,000        473,000     1,299,000     2,741,000      16,086,000
    Impairment of assets                        -              -             -             -       1,115,000
    Interest expense                      297,000        270,000       887,000       690,000       3,759,000
                                   -------------------------------------------------------------------------

           Total costs and expenses     1,253,000      1,260,000     3,632,000     6,209,000      48,586,000
                                   -------------------------------------------------------------------------

    Net loss before income taxes       (1,226,000)    (1,256,000)   (3,530,000)   (5,789,000)    (47,492,000)

Provision for income taxes                      -              -             -             -               -
                                   -------------------------------------------------------------------------

           Net loss                $   (1,226,000)  $ (1,256,000) $ (3,530,000) $ (5,789,000)  $ (47,492,000)

Series B 15% cumulative redeemable
  non-voting preferred stock:
    Accretion                          (2,071,000)    (1,193,000)   (6,178,000)   (1,193,000)     (9,358,000)
    Dividends                            (634,000)      (344,000)   (1,860,000)     (344,000)     (2,778,000)
                                   -------------------------------------------------------------------------

           Net loss applicable to
           common stockholders     $   (3,931,000)  $ (2,793,000) $(11,568,000) $ (7,326,000)  $ (59,628,000)
                                   -------------------------------------------------------------------------

Net loss per share - basic and
  diluted                          $        (0.04)  $       (.03)  $     (0.12) $       (.08)
                                   ---------------------------------------------------------

Weighted average common and
  common equivalent shares -
  basic and diluted                    96,764,000     89,732,000    93,918,000    91,234,000
                                   ---------------------------------------------------------


------------------------------------------------------------------------------------------------------------
The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                                                                               GROEN BROTHERS AVIATION, INC.
                                                            Consolidated Statement of Cash Flows (Unaudited)

------------------------------------------------------------------------------------------------------------


                                                                    Nine Months Ended          Cumulative
                                                                        March 31,            Amounts Since
                                                              ------------------------------  Development
                                                                   2003           2002           Stage
                                                              ----------------------------------------------
Cash flows from operating activities:
  Net loss                                                    $    (3,530,000  $  (5,789,000) $  (47,492,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization expense                             184,000        223,000       1,698,000
    Deferred offering costs                                                 -        867,000         867,000
    Common stock issued for services and expenses                           -              -       1,604,000
    Common stock issued for interest                                    9,000         28,000         630,000
    Common stock issued for employer contribution to 401(k)                 -              -          50,000
    Related party note receivable issued for interest and
      expenses                                                         14,000              -          14,000
    Stock warrants and options issued for services                          -              -         271,000
    Interest accrued against related party notes receivable            (8,000)       (11,000)        (34,000)
    Artwork for royalty and other expenses                                  -              -         150,000
    (Gain) loss on disposal of assets                                 (27,000)      (390,000)       (348,000)
    Impairment of assets                                                    -              -         248,000
    (Increase) decrease in:
       Accounts receivable                                             (5,000)             -          (5,000)
       Inventories                                                    (20,000)             -         (20,000)
       Prepaid expenses                                                25,000         34,000          50,000
    Increase (decrease) in:
       Accounts payable                                               113,000        174,000       2,276,000
       Accrued expenses                                             1,631,000      1,042,000       5,673,000
       Deposits                                                         5,000         21,000       2,102,000
                                                              ----------------------------------------------

           Net cash used in
           operating activities                                    (1,609,000)    (3,801,000)    (32,266,000)
                                                              ----------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                                   (3,000)       (21,000)     (1,427,000)
  Sale of property and equipment                                        1,000          4,000       2,216,000
  Issuance of related party notes receivable                          (31,000)       (35,000)       (231,000)
  Collections on related party receivables and advances                 4,000         40,000          91,000
  Proceeds from sale of investment assets                             100,000        120,000         259,000
  Proceeds from sale of research and development equipment             48,000        408,000         456,000
                                                              ----------------------------------------------

           Net cash provided by
           investing activities                                       119,000        516,000       1,364,000
                                                              ----------------------------------------------


------------------------------------------------------------------------------------------------------------
The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                                                                               GROEN BROTHERS AVIATION, INC.
\                                                           Consolidated Statement of Cash Flows (Unaudited)
                                                                                                   Continued

------------------------------------------------------------------------------------------------------------




                                                                    Nine Months Ended          Cumulative
                                                                        March 31,            Amounts Since
                                                              ------------------------------  Development
                                                                   2003           2002           Stage
                                                              ----------------------------------------------
Cash flows from financing activities:
  Net increase in cash overdraft                                        8,000              -           8,000
  Proceeds from short-term notes payable                               40,000        400,000         250,000
  Reduction of short-term notes payable                               (31,000)             -         (32,000)
  Proceeds from long-term debt                                              -              -       2,799,000
  Reduction of long-term debt                                         (15,000)       (25,000)     (1,360,000)
  Proceeds from related party notes payable                           593,000      1,694,000       5,141,000
  Reduction of related party notes payable                            (31,000)      (109,000)       (522,000)
  Proceeds from issuance of common stock                              935,000      1,249,000      24,947,000
  Payment of commissions related to issuance
    of common stock                                                   (25,000)       (40,000)       (630,000)
  Payment of deferred offering costs                                        -              -         (10,000)
  Proceeds from issuance of call options                                    -              -          55,000
  Proceeds from issuance of put options                                     -              -         250,000
                                                              ----------------------------------------------

         Net cash provided by
         financing activities                                       1,474,000      3,169,000      30,896,000
                                                              ----------------------------------------------

         Net change in cash                                           (16,000)      (116,000)         (6,000)

Cash, beginning of period                                              16,000        116,000           6,000
                                                              ----------------------------------------------

Cash, end of period                                           $             -   $          -   $           -
                                                              ----------------------------------------------


Supplemental cash flow information:

During the nine months ended March 31, 2003, the Company:

         o Paid dividends of $1,860,000 on Series B preferred stock through the issuance of 1,860 shares of Series B preferred stock which reduced common stock by $1,860,000.

         o Paid $115,000 related party notes payable and $24,000 related accrued interest with 696,019 shares of common stock.

         o Paid $21,000 payable and $6,000 interest expense with 129,135 shares of common stock.

         o Converted $25,000 accrued interest into a $12,000 short-term note payable and $13,000 in related party notes payable.

         o    Paid commissions with 10,500 shares of common stock.

         o Issued 4,200,000 shares of common stock as collateral on notes payable.


--------------------------------------------------------------------------------
The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                                   GROEN BROTHERS AVIATION, INC.
                               Consolidated Statements of Cash Flows (Unaudited)
                                                                       Continued

--------------------------------------------------------------------------------

         o    Accrued $90,000 interest on subscription receivable.

         o    Purchased $120,000 helicopter with a related party note payable.

         o Paid $15,000 accrued expenses with a reduction in a related party note receivable.

         o Redeemed options to purchase 200,000 shares of common stock with an accrued liability of $12,000.

         o Paid $166,000 short-term notes payable and $41,000 related accrued interest with 1,034,244 shares of common stock.

         o Reclassified $97,000 short-term notes payable as related party notes payable because the noteholders are now stockholders.

         o    Paid $3,000 interest expense with 17,150 shares of common stock.

         o    Reclassified $5,000 deposits as short-term.

         o Paid $20,000 accrued liabilities with 100,000 shares of common stock.

         o Paid $198,000 short-term notes payable and $68,000 related accrued interest with a $266,000 related-party note payable.

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

                                                   GROEN BROTHERS AVIATION, INC.
                               Consolidated Statements of Cash Flows (Unaudited)
                                                                       Continued

--------------------------------------------------------------------------------

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




                                                               Cumulative
                                     Nine Months Ended          Amounts
                                         March 31,              Since
                                   ---------------------      Development
                                       2003      2002           Stage
                                   ------------------------------------------
Cash paid during the period for:
         Interest                  $   36,000  $  48,000     $   497,000
                                   ------------------------------------------

         Income taxes              $        -  $       -     $         -
                                   ------------------------------------------


--------------------------------------------------------------------------------
The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                                   GROEN BROTHERS AVIATION, INC.
                                      Notes to Consolidated Financial Statements

                                                                  March 31, 2003
--------------------------------------------------------------------------------

(1) The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2003, and the results of operations for the three and nine months ended March 31, 2003 and 2002, and cash flows for the nine months ended March 31, 2003 and 2002. The results of operations for the three and nine months ended March 31, 2003, and cash flows for the nine months ended March 31, 2003, are not necessarily indicative of the results to be expected for the year ended June 30, 2003.

(2) The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents were not included in the diluted loss per share calculation because the effect would have been antidilutive.

(3) Certain amounts in the financial statements for the three months and nine months ended March 31, 2002 have been reclassified to conform with the current period presentation.


--------------------------------------------------------------------------------

                                                   GROEN BROTHERS AVIATION, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

(4) The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements for stock options granted to employees. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as indicated below:

                                                    Three Months Ended            Nine Months Ended
                                                        March 31,                     March 31,
                                                   2003           2002           2003           2002
                                              --------------------------------------------------------------

           Reported net loss                  $  (3,931,000)  $  (2,793,000)  $  (11,568,000) $  (7,326,000)

           Deduct: Total stock-based employee
           compensation determined under fair
           value based method, net of related
           tax effects                              (45,000)        (40,000)      (1,960,000)    (2,695,000)
                                              --------------------------------------------------------------

           Pro forma net loss                 $  (3,976,000)  $  (2,833,000)  $  (13,528,000) $ (10,021,000)
                                              --------------------------------------------------------------

           Basic and diluted loss per share:
                As reported                   $       (0.04)  $       (0.03)  $        (0.12) $       (0.08)
                                              --------------------------------------------------------------

                Pro forma                     $       (0.04)  $       (0.03)  $        (0.14) $       (0.11)
                                              --------------------------------------------------------------


------------------------------------------------------------------------------------------------------------

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

         The Company believes the safety, reliability, maneuverability and low operating cost of the Hawk 4 will permit it to perform competitively with helicopters (and airplanes) for many missions requiring low, slow flight, but without the requirement for a runway for take-off or landing. Potential customers include the following:

         1. Law enforcement (police, sheriff, border patrol, customs, and drug interdiction).
         2. Public service agencies (fire patrol, medical transport, wildlife and land management).
         3.   Military  (courier,  armed  surveillance,  VIP transport,  forward artillery control, ground attack, unmanned aerial vehicle).
         4.   Commercial  (oil, gas, and power line patrol and inspection,  land survey, aerial photography, crop spraying, herd management, air taxi service, corporate transport, and flight training).
         5.   Private (commuting, sport flying, training).

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


--------------------------------------------------------------------------------

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

         Subsequent to this success, GBA was one of 50 companies from around the nation selected, from among hundreds of applicants, to display products designed to strengthen homeland security at the Small Business Homeland Defense Expo 2002 in Washington. The Hawk 4 Homeland Defender(TM) was one of only two chosen for a special showcase presentation on display in front of the Russell Senate Office Building on July 10, 2002. The Expo, co-chaired by Senators Christopher S. Bond (R-MO) and John F. Kerry (D-MA), included Tom Ridge, Director of the Office of Homeland Security as a featured speaker.

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

         Various representatives of the military branches and executive agencies who are potential users of such an aircraft also attended the Expo. It thus provided GBA with the opportunity to inform federal procurement agents, as well as members of the U.S. Congress, of the potential Homeland Security applications of the Homeland Defender Gyroplane. In the days immediately after the Expo, the Company followed up the interest generated at the Expo by performing flight demonstrations and giving familiarization rides at the nearby Leesburg, VA, airport.

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


--------------------------------------------------------------------------------

         Also in October 2002, GBA displayed the Hawk 4 before an estimated half million plus attendees at one of the nation's premier military aviation events, the Miramar Marine Corps Air Station Air Show in San Diego, CA. Following the Hawk 4's appearance at Miramar, it flew familiarization flights and flight demonstrations for two days at the nearby Ramona airport. Media coverage included San Diego's Channel 10, KGTV, which featured the Hawk 4 in their evening newscasts. Among those accepting GBA's invitation to participate were officials from the U.S. Border Patrol, Ventura County and Orange County Sheriff's departments along with the head of the Ecuadorian Army Aviation unit and the chief pilot for the Ecuadorian National Police.

         Following its demonstrations of the utility of the Hawk 4 for Public Use applications, GBA has received fifty-six written statements of support from significant law enforcement agencies, representing twenty-seven states and Puerto Rico. Each of these letters indicated a desire to operate the Hawk 4 as a Public Use (pre-certification) aircraft, if funding for acquisitions were made available.

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

         GBA has therefore approached principal government agencies, including the Transportation Security Administration (TSA) of the Department of Homeland Security, the Office of Domestic Preparedness (ODP) of the Department of Justice, as well as representatives of airport authorities, to present the case for the Hawk 4 in this role.

         The Company continues to seek opportunities to present its unique gyroplane technology to potential purchasers and investors and to broaden public recognition that the modern gyroplane has an important place in aviation. Among significant successes in this regard have been the inclusion of the Hawk 4 in the Smithsonian National Air & Space Museum's new IMAX film on rotor wing flight, "Straight Up! Helicopters in Action", which premiered in September and will subsequently be distributed to other IMAX theaters worldwide. Reflecting the current impact that GBA's Hawk 4 is having on the rotorcraft industry, particularly as it relates to homeland security, the Smithsonian Institution recognized the merits of featuring GBA's 21st Century Hawk 4 Gyroplane in its new movie. After showing bigger-than-life footage of a restored Pitcairn (PCA-2) Autogyro, a 1920's vintage gyroplane, the film fast-forwards to current scenes of the Hawk 4 flying in the skies of Utah and Arizona to demonstrate the rebirth of the gyroplane through modern technology.

--------------------------------------------------------------------------------

         The Hawk 4 Homeland Defender(TM) gyroplane was also showcased in segments that aired on "National Geographic Today" and on "National Geographic This Week." Brilliantly produced, these pieces made a clear case for the employment of the modern gyroplane as a homeland defense tool and the relevance of the Hawk 4 Homeland Defender(TM) as an affordable aerial observation platform in a post 9-11 world.

         GBA is presenting the Hawk 4 to its potential customers as a professionally engineered example of the gyroplane as the safest form of powered flight. The company therefore has an important vested interest in the reputation for safety of gyroplanes in general.

         Thousands of kit-built small gyroplanes have been produced by a variety of manufacturers over many years. For the most part, these gyroplanes have not been designed and manufactured to aerospace standards, thereby incorporating a full understanding of autorotative dynamics. Some have suffered accident and fatality statistics that do not reflect the inherent safety of the gyroplane.

     As reported in the Company's previous 10-QSB, in November 2002, following a well publicized fatal accident in Utah of another manufacturer's small gyroplane, GBA's Board of Directors concluded that the reputation of gyroplanes in general could be negatively impacted by such accidents. Furthermore, with its unique knowledge of autorotative flight and professional aerospace engineering capabilities, GBA had both the resources to take action to address the problem and the responsibility to attempt to use those resources to alleviate the tragic consequences. The Board therefore requested management to develop a plan to achieve these objectives.

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

         Mr. Jim Mayfield was appointed President of AAI and its sole Board Member, officer and employee. In light of his substantial additional responsibilities for the management of AAI, Mr. Mayfield relinquished his positions as a Board member of GBA and as Executive VP of GBA USA. He retains responsibility for the Marketing, Flight Operations, Engineering and Manufacturing departments of GBA USA with the title of VP Operations.

         GBA's announcement to the kit-built gyroplane community, through the internet, of its intention to enter the kit-built market received positive response, supporting management's belief that AAI can participate effectively and profitably in this market. AAI's first product is a Stability Augmentation Kit (SA Kit) designed for a popular kit-built gyroplane.

--------------------------------------------------------------------------------

     Since AAI's inception:

         o    AAI received its first orders for the SA Kit.
         o    Completed the SA Kit design.
         o    Built its first development SA Kit.
         o    Installed the SA Kit on a Canadian built gyroplane.
         o    Undertook extensive flight testing.
         o Subsequent to March 31, 2003, AAI began delivering SA Kits to revenue customers.

      AAI is developing additional safety and performance enhancements for other kit gyroplanes as well.

         AAI has also proceeded rapidly with the design of the complete kit for its own two-place "SparrowHawk Gyroplane," for which initial orders have been received and deliveries are expected to begin in late summer/early fall 2003. The AAI SparrowHawk, incorporating safety features based on aerospace standards, will offer performance, stability and comfort standards that AAI believes are superior to any competitive kit-built gyroplane in its class.

         An intensive marketing program for AAI products is being developed. Twelve AAI dealerships have been established, eight in the United States and the remaining four in other areas of the Americas. There will be a particular focus for such demonstrations at regional and national air shows attended by kit-built aircraft enthusiasts. It is anticipated that AAI and several of its dealers will be available to give demonstrations to attendees to the Popular Rotorcraft Association Show at Mentone, Indiana and the Experimental Aircraft Association Show at Oshkosh, Wisconsin in July.

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

         A second emerging market is likely to arise within the United States as a result of an expected FAA definition of a new category of aircraft, the Light Sports Aircraft (LSA) category. The process of definition is expected to be completed by September 2003, with activation within 2004. Again AAI's product designs are well suited to this market.

         In addition to these activities of AAI and work on the Hawk 4, GBA intends to continue to flight test its RevCon 6 technology demonstrator gyroplane. The aircraft is a six-seat, turbine engine powered, advanced technology U-STOL (ultra-short takeoff and landing) rotor wing aircraft. The aircraft has been designed and built to be easy to fly, capable of operating from extremely short, rough strips, and to be able to cruise in excess of 120 miles per hour. Its large cargo compartment accessible through a rear loading door provides potential use as a unique freight aircraft for operation in difficult terrain.

--------------------------------------------------------------------------------

         However, the primary purpose of the RevCon 6 is to develop and demonstrate the technology required for future large GBA Gyrodyne aircraft. Gyrodynes differ from gyroplanes in that their rotors are powered by tipjets for takeoff and landing, thereby enabling the aircraft to hover as well as land and takeoff vertically. In forward flight the tipjets are turned off and the aircraft operates as a gyroplane with the attendant advantages of safety, reliability and economy. Because GBA's gyroplane technology is scalable to larger (or smaller) aircraft, the Company's longer-range plans have identified opportunities for large (18-60 seat) gyrodynes to provide commercial passenger service in short- to medium-range markets.

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

         As a result, the US Government may sponsor GBA undertaking research into military applications of its technology. Aviation Week, Flight International and defense-oriented magazines have featured articles on one of GBA's military proposals this Spring.

     Results of Operations
     ---------------------

     Income

         Comparing the three months ended March 31, 2003, to the same period ended March 31, 2002, income increased to $27,000 from $4,000. The increase was due primarily to income from subcontract machining work, such income amounting to $11,000 in the three months ended March 31, 2003, and none in the three months ended March 31, 2002.

         Comparing the nine months ended March 31, 2003, to the same period ended March 31, 2002, income decreased to $102,000 from $420,000, primarily due to a decrease in sales of research and development materials and parts, such sales amounting to $408,000 in the nine months ended March 31, 2002, and $6,000 in the nine months ended March 31, 2003. The decrease was partially offset by income from subcontract machining work, amounting to $17,000 in the nine months ended March 31, 2003, and none in the nine months ended March 31, 2002.

     Expenses

         Comparing the three months ended March 31, 2003, to the same period ended March 31, 2002, research and development expenses increased to $547,000 from $517,000. This was due to an increase in research and development labor expenses and initial design work on the AAI SA Kit and the AAI SparrowHawk Gyroplane.

         Comparing the three months ended March 31, 2003, to the same period ended March 31, 2002, general and administrative expenses decreased to $409,000 from $473,000. This was due to the Company continuing a reduction program of general and administrative expenses. Comparing the three months ended March 31, 2003, to the same period ended March 31, 2002, savings have been achieved in areas such as public relations, rent and travel. Also, general and administrative expenses were higher in the three months ended March 31, 2002, due to the use of the Hawk 4 Gyroplane, equipped as the Hawk 4 "Homeland Defender,"TM by the Utah Olympic Public Safety Command (UOPSC) as an aerial observation platform in support of increased security at the Salt Lake International Airport and surrounding environs during the 2002 Winter Olympic Games.

         Comparing the three months ended March 31, 2003, to the same period ended March 31, 2002, interest expense increased to $297,000 from $270,000. This was due to an increase in accrued interest on notes payable, accrued payroll, and vendor payables.

         Comparing the nine months ended March 31, 2003, to the same period ended March 31, 2002, research and development expenses decreased to $1,446,000 from $2,778,000. This was due to the Company's cost-cutting measures and change in business plan, which resulted in a decrease in the purchase of production materials and parts and a reduction in workforce beginning in October 2001. Also, the work emphasis on the Hawk 4 and RevCon 6 shifted from constructing the aircraft almost exclusively to flight testing of those aircraft and to work on the AAI SA Kit and the AAI SparrowHawk Gyroplane. In the three months ended March 31, 2003, the reduction in research and development expenses was slightly offset by an increase in research and development labor expenses and initial design work on the AAI SA Kit and the AAI SparrowHawk Gyroplane.

--------------------------------------------------------------------------------

         Comparing the nine months ended March 31, 2003, to the same period ended March 31, 2002, general and administrative expenses decreased to $1,299,000 from $2,741,000. This was due to the Company continuing a reduction program of general and administrative expenses. This included a reduction in workforce beginning in October 2001. Comparing the nine months ended March 31, 2003, to the same period ended March 31, 2002, savings have been achieved in areas such as public relations, rent and travel. Also, general and administrative expenses were higher in the nine months ended March 31, 2002, due to the use of the Hawk 4 Gyroplane, equipped as the Hawk 4 "Homeland Defender,"TM by the Utah Olympic Public Safety Command (UOPSC) as an aerial observation platform in support of increased security at the Salt Lake International Airport and surrounding environs during the 2002 Winter Olympic Games.

         Comparing the nine months ended March 31, 2003, to the same period ended March 31, 2002, interest expense increased to $887,000 from $690,000. This was due to an increase in accrued interest on notes payable, accrued payroll, and vendor payables.

     Net Earnings

         During the three months ended March 31, 2003, the Company continued to record losses as it continued the transition toward full marketing and manufacturing of the Hawk Gyroplane series, and as it began work on AAI stabilization kits and the SparrowHawk Gyroplane. For the three months ended March 31, 2003, the net loss was $1,226,000, compared to a net loss of $1,256,000 for the three months ended March 31, 2002. For the three months ended March 31, 2003, the net loss applicable to common stockholders was $3,931,000, compared to a net loss applicable to common stockholders of $2,793,000 for the three months ended March 31, 2002. The additional net loss applicable to common stockholders is due to accretion in the value of the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock and dividends on that stock.

         During the nine months ended March 31, 2003, the Company continued to record losses as it conducted flight tests and continued the transition toward full marketing and manufacturing of the Hawk Gyroplane series, and as it began work on AAI stabilization kits and the SparrowHawk Gyroplane. For the nine months ended March 31, 2003, the net loss was $3,530,000, compared to a net loss of $5,789,000 for the nine months ended March 31, 2002. For the nine months ended March 31, 2003, the net loss applicable to common stockholders was $11,568,000, compared to a net loss applicable to common stockholders of $7,326,000 for the nine months ended March 31, 2002. The additional net loss applicable to common stockholders is due to accretion in the value of the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock and dividends on that stock.

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

         As noted previously, the Company has set up a subsidiary, AAI, which has entered the market for modification kits to improve the stability of small gyroplanes produced by other manufacturers. This market typically makes substantial advance down payments on orders, which will accelerate AAI's ability to become cash flow positive. Furthermore, AAI is in the process of setting up an extensive dealer network for the sale and product support of these modification kits and of its own SparrowHawk Gyroplane kit. Management believes that fees from dealership sales will add significantly to AAI's initial cash flow.

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

         During the past nine months, $0.9 million was raised through the sale of equity. The Company has also raised $0.6 million (net of reduction) in Notes Payable. Increases in accrued expenses also reduced cash requirements by $1.6 million, and of this amount $304,000 was the deferral of officer salaries. This funding was, however, insufficient to offset a further deterioration in the Company's working capital deficit (net of amounts owed to officers) from $8,242,000 at June 30, 2002, to $9,879,000 at March 31, 2003. As a result the
Company has continued to fall behind in payments to its creditors, including tax obligations to the Federal and State governments.

         The Company is seeking to raise $40 million during fiscal year 2003 to permit a return to its planned certification program on a stable financial basis. There can be no guarantee or assurance that the Company will be successful in its ability to generate revenue or to raise capital at favorable rates or at all.

--------------------------------------------------------------------------------

         Management does not anticipate that revenues or expenses will be materially affected by inflation during fiscal year 2003.

Item 3.  Controls and Procedures

         (A) Evaluation of disclosure controls and procedures

         Based on their evaluations as of a date within 90 days of the filing date of this report, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

         (B) Changes in internal controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings.
-------  ------------------

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

Item 2.  Changes in the Securities of the Company.  None.
-------  ------------------------------------------------

Item 3.  Defaults Upon Senior Securities.  None.
-------  --------------------------------

Item 4.  Matters Submitted to a Vote of Security Holders.  None.
-------  ------------------------------------------------

Item 5.  Other Information.  None.
-------  ------------------

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

         Exhibit 99.1 Certification of President, Chief Executive Officer and
                      Treasurer

--------------------------------------------------------------------------------

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


Date: May 20, 2003                              GROEN BROTHERS AVIATION, INC.
------------------                              -----------------------------

                                                By: /s/David Groen
                                                ---------------------------
                                                David Groen
                                                President, Chief Executive
                                                Officer and Treasurer


--------------------------------------------------------------------------------

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

         6. The registrant's other certifying officers and I have indicated in this quarterly reportwhether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 /s/David Groen
------------------------------------------------
David Groen
President, Chief Executive Officer and Treasurer
May 20, 2003


--------------------------------------------------------------------------------