Form 10KSB
period 2003-06-30
GROEN BROTHERS AVIATION INC /UT/
filed 2003-10-14
CIK 870743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                        Annual Report Pursuant to Section
                                  15(d) of the
                         Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 2003
                         Commission File Number 0-18958

                          Groen Brothers Aviation, Inc.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Utah                                       87-0489865
-------------------------------           -------------------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such -filing requirements for the past 90 days.

                                                     Yes XX       No

         As of June 30, 2003, the Registrant had outstanding 98,819,978 shares of common stock, no par value per share, which is the Registrant's only class of common stock.

                                     PART I
                                     ------

Item 1.     Business
--------------------

THE COMPANY

         Groen Brothers Aviation, Inc. ("the Company") was originally incorporated in the State of Utah on July 28, 1980 as a private company then named New Wave Energy. Separately, on March 21, 1986, Sego Tool, Inc. was incorporated by Jay and David Groen in order to enter the gyroplane business. On September 18, 1990, the Groen brothers exchanged 100% of the common stock of Sego Tool, Inc. for 80% of the stock of New Wave Energy, an action that was in effect a reverse acquisition of New Wave by the owners of Sego Tool. On October 23, 1990, the name of New Wave Energy was changed to Groen Brothers Aviation, Inc. and under this name the Company became a fully-reporting public corporation (stock symbol "GNBA") to facilitate the raising of capital and to give minority shareholders the flexibility of owning publicly traded stock

         The initial objective of the Groen brothers was to develop and market an easy-to-fly and cost-efficient gyroplane that could compete effectively in the general aviation market. Initially personal funds were used to build a proof-of-concept aircraft incorporating their design for the first collective pitch controlled rotor system for a gyroplane. This proof-of-concept aircraft flew successfully in 1987 and the Groens were able, as a result, to obtain the support of private investors to begin the development of the Hawk 1 (one seat) prototype.

         Following the successful flight of the Hawk 1 prototype in 1992, the Company proceeded with the design of its third prototype, the two-seat Hawk 2 which first flew in February 1997, incorporating a unique airfoil design enabling a smooth vertical takeoff at a world record- breaking density altitude for gyroplanes. At this point the Groens recognized that the opportunities for gyroplanes, and for the Company, extended well beyond the original general aviation market objective, and had broad potential for commercial, governmental and military applications.

         The Company's focus was thus reoriented to the design of a larger four-seat Hawk 4 intended for FAA certification for a wide range of commercial and Public Use applications. The first pre-production piston-engine version of the Hawk 4 flew in September 1999, followed by the turbine-engine version in July 2000. During hundreds of hours of flight testing and demonstrations over the next year, this turbine-engine model exhibited much superior performance and was selected to be FAA certified as the production aircraft.

         The decline of the stock market, particularly with the withdrawal of venture capital availability from technically oriented companies, then followed by the 9/11/01 attack with its impact upon aerospace, disrupted the Company's plans which called for significant new funding to cover the onerous certification costs for the Hawk 4. As a result, the Company cut back its operations very substantially in October 2001 and directed its efforts toward developing and promoting the Hawk 4 Gyroplane for Homeland Defense and law enforcement usage. This included the offering of the Hawk 4 to the agency responsible for security for the Winter Olympics for whom the Hawk 4, fitted with infrared camera and other gear, performed effectively and flawlessly during the 2002 Games. Through this and other demonstrations, the Company has received very positive response from potential law enforcement agency users as well as from governmental funding sources.

         Because the technology developed by the Company is scalable to both larger and smaller gyroplane designs, it has offered to develop for the Department of Defense (DOD) both a small portable unmanned gyroplane for battlefield surveillance and a very large gyrodyne, a gyroplane derivative, capable of vertical take-off and substantial lift and range capability. This latter proposal directed at a specific Army requirement necessary to meet the need for new methods to bring forces into battle stations has generated particular interest from the Defense Advanced Research Projects Agency (DARPA) who assess such programs for the DOD. The Company is pursuing funding from DARPA to advance development of its gyrodyne, which also has potential for important commercial applications.

         The Company has also noted that its original general aviation market still lacks the economical easy-to-fly gyroplane that it originally intended to produce and that, in the opinion of management, this market should expand significantly as a result of new less restrictive FAA regulations. Although thousands of kit-built small gyroplanes have been produced by a variety of manufacturers over many years, for the most part, these gyroplanes have not been designed and manufactured to aerospace standards, thereby incorporating a full understanding of gyroplane dynamics. Some have suffered accident and fatality statistics that do not reflect the inherent safety of the gyroplane.

         Further it became evident that a professionally designed aircraft for this market would also have important applications for patrol surveillance both in the United States and other countries. To exploit these opportunities using the very considerable knowledge of gyroplane dynamics and aerodynamics built up over the years, the Company set up a second subsidiary, American Autogyro, Inc.
(AAI), in December 2002, to enter these markets. AAI started with the design and manufacture of a modification kit to enhance flight stability for another manufacturer's home built gyroplane and initiated delivery of such a kit in April 2003. AAI is now finalizing the design of its own two-seat piston-powered gyroplane, named the SparrowHawk and expects to begin deliveries in the fourth quarter of calendar 2003. As shown in the financial statements for the year ended June 30, 2003, AAI generated its first revenue in FY2003, and it anticipates additional revenues in FY 2004 from the sale of the SparrowHawk Gyroplane and modification kits. Several orders for the SparrowHawk Gyroplane were generated in the first quarter of FY 2004.

         Hereafter, The "Company" refers to the Registrant, Groen Brothers Aviation, Inc. (GBA), and its wholly-owned subsidiaries, Groen Brothers Aviation USA, Inc. (GBA USA) and American Autogyro, Inc. (AAI). Unless otherwise stated, the financial activities described herein are those of GBA USA and AAI, which were the sole operating entities during the reporting period.

GYROPLANE TECHNOLOGY

         [ ]      The Gyroplane

         Autorotative flight was developed in 1919 by Spanish aviator, Juan de la Cierva with the objective of eliminating the risk of stalling inherent in all fixed wing aircraft when forward speed dropped below a critical speed. De la Cierva named and trademarked his invention as the "autogiro," which means "self turning" or "autorotation." Gyroplane is an official term now designated by the Federal Aviation Administration (FAA) to describe an aircraft that gets its lift from rotor blades and its thrust from an engine-driven propeller either in front, the tractor configuration, or at the rear, the pusher configuration.

         The rotary wing of a gyroplane, powered in flight only by the onrushing air, much like a windmill, will not stall, however, because a reduction in forward speed with the rotor blades in autorotation, will not result in any sudden loss of lift. As speed decreases a gyroplane will begin to descend, right side up and controllable as its rotating wing continues to provide lift with the upward flow of air driving the rotor. This provides the gyroplane with an inherent safety advantage over a conventional airplane for activities requiring low altitude, low speed operations.

         For such low, slow flying missions, a gyroplane has a similar safety advantage over a helicopter. The helicopter obtains its lift from its engine-powered rotor blades pulling the air downwards creating an upward force on the rotor, enabling the helicopter to hover. This, however, also makes the aircraft unstable, and difficult to fly, since a loss of power to a helicopter rotor will cause an immediate loss of lift. Only with sufficient forward speed or altitude will a skilled pilot be able to put a helicopter into autorotation to make a controlled landing operating as a gyroplane, although without the benefit of rotor blades optimized for gyroplane flight. A helicopter is also much more mechanically complex than a gyroplane, requiring additional safety-critical systems, notably a transmission between engine and main rotor and a tail rotor with its transmission, needed to offset the torque in the system created by the powering of the rotor in flight. For these reasons, a gyroplane is inherently safer, simpler, quieter, easier to operate while much less expensive to maintain than a helicopter.

         The one capability of a helicopter over a gyroplane is its ability to hover, which is necessary in some situations such as sea rescue, sling-load work, or landing in uneven terrain. The percentage of today's helicopter market that requires hovering is, however, quite small, perhaps no more than 10 percent. For air surveillance and point-to-point flying, the inability to hover is not a disadvantage. Helicopters at low altitude, out of ground effect, whenever possible will avoid hovering, because of the danger inherent in doing so. In a low level surveillance roll, such as law enforcement, border patrol, traffic control, etc., proper procedure for all rotorcraft is to circle in a slow orbit, something the Hawk 4 can do efficiently and safely.

         In summary, gyroplanes in flight, being in constant autorotation, are much safer in low and slow flight than either airplanes or helicopters. Airplanes flying low and slow risk a stall/spin crash, which cannot happen in a gyroplane. If power fails in a gyroplane, the autorotation continues and the aircraft can be guided softly to the ground from any altitude. When power fails in a helicopter, the pilot must convert from powered flight to autorotative flight to keep the rotor blades turning. This is an unforgiving process, requiring split second reaction by the pilot, and requiring a minimum altitude and/or airspeed. If a helicopter is operating with insufficient altitude or speed when a power failure occurs, or beneath a line known as the "dead man's curve" shown on graphs in the helicopter's flight manual, the pilot will not be able to avoid a crash landing.

         [ ]      Interrupted History of the Gyroplane

         In the 1920s and 1930s, following the successful flights of Cierva, in America, Harold Pitcairn and his colleague Walter Kellett, under license from Cierva, designed and built a series of gyroplanes, which eventually made vertical takeoffs and landings. Their efforts resulted in the autogiro concept proving commercially successful in many applications during the 1930s and early 1940s. An outstanding example was its use by the U.S. Postal Service for nearly ten years to deliver mail from the roofs of post offices. Thousands of flights carrying millions of pieces of mail were performed by Kellett and Pitcairn gyroplanes flying in Camden, Philadelphia, Chicago, New Orleans, Washington, D.C., and other cities.

         By the early 1940s the private aircraft market had collapsed with the Great Depression and the build up toward WWII, and the main source of investment in aviation came from the U.S. military. At the time, Igor Sikorsky, who was an important designer of transport airplanes for the government, recognized the potential of a helicopter to the military. After licensing rotor technology from Pitcairn, he convinced the U.S. military to invest in the helicopter as the next logical step in the evolution of rotorcraft, promising more versatility for military purposes than the gyroplane.

         The commitment to the helicopter effectively ended government funding for technical development of the gyroplane. After World War II, however, there was a brief and modest resurgence as investors enabled three two-seat commercial gyroplanes to be developed and FAA certified by private companies: the Umbaugh (later the Air & Space 18A), the Avian (a Canadian design of that same period that reached FAA certification, but was never produced), and the McCulloch J-2. In each case, as an expedient to FAA certification, the designers adapted helicopter rotors and blades, and thus did not fully use the gyroplane technology created by their 1930s predecessors. As a result, none of these gyroplanes performed well and the companies failed. More significantly, during the 1950s, Igor Benson, a colleague of Sikorsky, developed a home-built open-frame gyroplane kit for amateurs, which he called the "gyrocopter." Stemming from this initiative, home-built kits, mostly seating one person, became popular with enthusiasts and more than a dozen small manufacturers have produced and sold several thousand kits.

         The technical development of the helicopter necessary to achieve the potential of helicopter flight was, however, much more difficult and took far longer than the military expected. Real utility was not fully attained until the middle of the Vietnam War, and then only after billions of dollars had been spent developing turbine-powered helicopters with sufficient payload to move large numbers of troops and equipment into and out of the jungle. While the Vietnam War clearly demonstrated the versatility of vertical flight, it also demonstrated that the helicopter was too expensive to purchase and operate for widespread civilian use.

         Large aviation companies capable of developing and bringing a commercial-sized gyroplane to market have thus found that the civilian side of helicopter production has not been highly profitable. Nevertheless companies, such as Boeing and Bell, that have committed large capital outlays toward helicopter and tilt-rotor technology for military applications, recognize vertical takeoff and landing has substantial commercial potential. They continue to look for civilian use of that technology as evidenced by their investment into the development of aircraft targeted for commercial use, including a civilian tilt-rotor.

         [ ]      The Gyrodyne

         The Gyrodyne is a derivative of the Gyroplane that, as the name implies, has a powered rotor that enables the Gyrodyne to hover and to takeoff and land vertically. Gyrodynes differ from helicopters in that their rotors are powered, not by the main engine, but by tipjets normally used only for takeoff, landing and hovering. In forward flight the tipjets are turned off and the aircraft operates as a gyroplane with the attendant advantages of safety, reliability and economy. Since the rotor is not driven by torque from the main engine located in the aircraft fuselage, a gyrodyne does not require a tail rotor with its complexity and maintenance requirements.

GBA PRODUCTS

         [ ]      GBA Hawk4 Gyroplane

         The four-seat Hawk 4 Gyroplane powered by a Rolls-Royce Model 250 420shp turboprop engine is being developed to become the Company's major production aircraft. This aircraft incorporates rotor blades optimized for autorotative flight and the Company's patented rotor head with infinitely variable collective pitch control. This enables the pilot to optimize the rotor blade pitch to the existing conditions and attain a smoothly controlled ultra-short ground roll for both take-off and landing. The turbine engine further contributes to the reliability, maintainability and low operating cost characteristics of the aircraft. GBA has flown the Hawk 4 in several hundred incident-free sorties, over hundreds of hours of flight time in its pre-certification flight test program. During the first quarter of FY 2003, the Company continued its flight testing of the Hawk 4 at its Buckeye facility in Arizona and will recommence that program as soon as funding permits.

         The Company is confident that the safety, reliability, maneuverability and low operating cost of the Hawk 4 will permit it to perform competitively with helicopters (and airplanes) for many missions requiring low, slow flight, but without the requirement for a runway for take-off or landing. Potential customers include the following:

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

         Management believes that it is in the national interest that GBA's unique gyroplane technology is developed. The terrorist actions of September 11, 2001, and later have triggered important new opportunities to use GBA's technology in new counter-terrorism markets. The new circumstance of our country, as well as other countries, is requiring sharply increased levels of vigilance by many branches of government to protect critical national assets against terrorist attack. Public Use regulations would permit the Hawk 4 to be utilized as a highly efficient, safe, and inexpensive means of providing needed surveillance by government agencies for such roles. These include border patrol as well as protection of pipelines, nuclear power plants and key transportation infrastructures for which the Hawk 4 is particularly well suited, performing such missions far more effectively, and often at far lower cost, than other air or ground vehicles.

         The Company's revised Business Plan has therefore reoriented its immediate priorities toward offering the Hawk 4 Gyroplane in its already well tested form to the US government, and to governments of friendly countries. This gives GBA the opportunity to begin receiving revenues ahead of FAA certification and as a result to require a need for sharply reduced funding to permit the start of production of the Hawk 4. Consistent with this objective, GBA has been presenting the case for the Hawk 4's utility in this role to members of Congress, appropriate Federal Agencies, and to State and local agencies across the nation.

         The 2002 Winter Olympics provided a particular opportunity to demonstrate the Hawk 4's unique capabilities. The Utah Olympic Public Safety Command (UOPSC) used the Hawk 4 under Public Use laws as an aerial observation platform in support of increased security at the Salt Lake International Airport and surrounding environs. For the UOPSC observation missions, the aircraft was equipped with FLIR Systems Inc.'s day/night observation system, a Spectrolab Inc. SX-5 search light, an Avalex Technologies flat panel display, a Broadcast Microwave Services live realtime video downlink system, and a law enforcement communications radio stack provided by Northern Airborne Technology. During its operational period for UOPSC, the Hawk 4 demonstrated its reliability by completing 67 missions and accumulated 75 hours of maintenance-free flight time.

         Following this success, in early FY 2003 GBA was one of 50 companies from around the nation that were selected from among hundreds of applicants to display products designed to strengthen homeland security at the Small Business Homeland Defense Expo. The Hawk 4 Homeland Defender(TM) was one of only two chosen for a special showcase display on July 10, 2002, in Washington in front of the Russell Senate Office Building. The Expo, co-chaired by Senators Christopher S. Bond (R-MO) and John F. Kerry (D-MA), included Tom Ridge, Director of the Office of Homeland Security as a featured speaker.

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

         Following its demonstrations of the utility of the Hawk 4 for Public Use applications, GBA has received fifty-five written statements of support from significant law enforcement agencies, representing twenty-seven states and Puerto Rico. Each of these letters indicated a desire to operate the Hawk 4 as a Public Use (precertification) aircraft, if funding for acquisitions were made available.

         The attempted shooting down of an Israeli commercial aircraft approaching Mombasa airport in Kenya, by Al Qaeda terrorists using Sam shoulder-mounted missiles, has made the issue of protection of commercial aircraft from such missile attacks an extremely important issue. Several proposals have been made to fit military missile defense systems to commercial aircraft, but these approaches are hugely expensive and would take years to develop and install. Significantly, however, the Kenya incident precisely fits the scenario presented by GBA as a serious risk to the Salt Lake Winter Olympics, which resulted in the Hawk 4 demonstrating its capacity to guard against such an attack. The recent arrest in New York of individuals attempting to import Russian SAM missiles into the United States heightens concerns about this threat.

         GBA asserts that the most practical and effective deterrent to missile attacks remains intensive patrolling by safe, low cost Hawk 4 gyroplanes. GBA has therefore approached principal government agencies, including the Transportation Security Administration (TSA) of the Department of Homeland Security, the Office of Domestic Preparedness (ODP) of the Department of Justice, as well as representatives of airport authorities, to present the case for the Hawk 4 in this role.

         The Company continues to seek opportunities to present its unique gyroplane technology to potential purchasers and investors and to broaden public recognition that the modern gyroplane has an important place in aviation. Among significant successes in this regard have been the inclusion of the Hawk 4 in the Smithsonian National Air & Space Museum's new IMAX film on rotor wing flight, "Straight Up! Helicopters in Action," which premiered in September and will subsequently be distributed to other IMAX theaters worldwide. Reflecting the current impact that GBA's Hawk 4 is having on the rotorcraft industry, particularly as it relates to homeland security, the Smithsonian Institution recognized the merits of featuring GBA's 21st Century Hawk 4 Gyroplane in its new movie. After showing bigger-than-life footage of a restored Pitcairn (PCA-2) Autogyro, a 1920's vintage gyroplane, the film fast-forwards to current scenes of the Hawk 4 flying in the skies of Utah and Arizona to demonstrate the rebirth of the gyroplane through modern technology.

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

         All Hawk 4 sales, except military that are made directly by GBA, will be conducted through the GBA dealer network. GBA has established, and is continuing to add Authorized Dealers in major cities across the United States and Canada. The Company has fifteen Authorized Dealers in major cities across the United States and Canada. There also are Authorized Dealers in Costa Rica, Ecuador, and the Bahamas. GBA Dealers will be responsible for sales, service, maintenance, and flight training. To become a dealer, aircraft deposits are given to GBA based on a quota for each metropolitan statistical area. At present, the Company has received more than 145 down payment deposits on aircraft from its dealers and private individuals. The dealers in turn take deposits from customers as orders are received.

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

         The Company is seeking orders from foreign governments with intensive border patrol needs. Since the maintainability of the Hawk 4 Gyroplane enables it to excel in operating where infrastructure is relatively undeveloped, the potential for sales in many foreign countries is great. In the expectation of such sales, GBA has evaluated the efficiency of assembling Hawk 4 Gyroplanes in strategic overseas locations and has had discussions with several different foreign entities on possible locations.

         [ ]      AAI SparrowHawk

         During FY 2003 GBA decided to enter into the home-built gyroplane market and for this purpose formed a new wholly-owned subsidiary, American Autogyro, Inc. (AAI). These actions were taken in recognition that GBA is presenting the Hawk 4 to its potential customers as a professionally engineered example of the gyroplane as the safest form of powered flight. The Company therefore has an important vested interest in the reputation for safety of gyroplanes in general, including that of the thousands of kit-built small gyroplanes have been produced by a variety of manufacturers over many years. For the most part, these gyroplanes have not been designed and manufactured to aerospace standards and not therefore necessarily incorporating a full understanding of autorotative dynamics. The historic record of accident and fatality statistics for kit-built gyroplanes is thus not a measure of the inherent safety of the gyroplane.

         As reported in the Company's second quarter 10-QSB filing, in November 2002, following a well publicized fatal accident in Utah of another manufacturer's small gyroplane, GBA's Board of Directors concluded that the reputation of gyroplanes for safety was being negatively impacted by such accidents and lives were being lost. With its unique knowledge of autorotative flight and professional aerospace engineering capabilities, GBA had both the resources to take action to address the problem and furthermore the responsibility to attempt to use those resources to alleviate the tragic consequences. Preliminary market analysis indicated that this could be done profitably. The Board therefore requested management to develop a plan to achieve these objectives.

         The Board reviewed the resulting plan and financial projections in December and approved the entry of GBA into the small (a two-seat, piston engine) gyroplane market. It also concluded that a second subsidiary should be set up for this purpose, as its activities would address a different market from the larger aircraft being developed by GBA USA. GBA has therefore set up a new subsidiary, American Autogyro, Inc. (AAI), with the purposes of developing:

         o Modification kits to address the most serious safety issues identified in current production small gyroplanes.

         o A new small gyroplane designed to aerospace standards that would set a new standard for safety in that class of aircraft.

         Mr. Jim Mayfield was appointed President of AAI and its sole Board Member, officer and employee, with other GBA employees assigned to AAI. In light of his substantial additional responsibilities for the management of AAI, Mr. Mayfield relinquished his positions as a Board member of GBA and as Executive VP of GBA USA. He retained responsibility for the Marketing, Flight Operations, Engineering and Manufacturing departments of GBA USA with the title of VP Operations.

         GBA's announcement to the kit-built gyroplane community, through the internet, of its intention to enter the kit-built market received positive response, supporting management's belief that AAI can participate effectively and profitably in this market. AAI's first product is a Stability Augmentation Kit (SA Kit) designed for retrofit by owners to a popular kit-built gyroplane.

         Since AAI's inception:
         o    AAI received its first orders for the SA Kit.
         o    Completed the SA Kit design.
         o    Built its first development SA Kit.
         o    Installed the SA Kit on a Canadian built gyroplane.
         o    Undertook extensive flight testing.
         o AAI began delivering SA Kits to revenue customers in April 2003, and delivered 8 kits by the end of FY 2003.

         AAI has also proceeded rapidly with the design of the complete kit for its own two-seat "SparrowHawk" Gyroplane. As of September 15, 2003, 28 initial orders have been received and first deliveries are expected to begin in fall 2003. The AAI SparrowHawk, incorporating safety features based on aerospace standards, will offer performance, stability and comfort standards that AAI believes are superior to any competitive kit-built gyroplane in its class.

         An intensive marketing program for AAI products is being developed. Nineteen AAI dealerships have been established, 15 in the United States, with other dealerships in British Columbia, the Bahamas, Ecuador, Costa Rica, and New Zealand. Due to the difference in their market compositions, unlike the Hawk 4 dealer program, SparrowHawk civilian sales are not being made exclusively through AAI's dealer network and AAI will also sell directly to customers.

         AAI is placing a particular focus for such demonstrations at regional and national air shows attended by kit-built aircraft enthusiasts. AAI and several of its dealers gave demonstrations to attendees to the Popular Rotorcraft Association Show at Mentone, Indiana, and the Experimental Aircraft Association Show at Oshkosh, Wisconsin, in July 2003.

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

         A second emerging market is likely to arise within the United States as a result of the forthcoming FAA definition of a new category of aircraft, the Light Sports Aircraft (LSA) category. FAA Administrator Blakey announced at the Oshkosh Air Show in July that the FAA had completed its development of the definition and that it was receiving final reviews from the Department of Transportation and the Office of Management and Budget before promulgation. It is anticipated that this new category, expected to be implemented in 2004, will initially permit manufacturers such as AAI to produce and sell kits that require only simple assembly by purchasers - current regulations are much more stringent requiring the purchaser of a home-built kit to accomplish 51% of the build process. At a later date manufacturers will be permitted to sell fully assembled Light Sport Aircraft under the new regulations. AAI believes that its product designs will be well suited to this market and be capable of conforming to the new regulations.

         [ ]      Future GBA Gyrodyne Aircraft

         GBA's technology is fully scalable and readily adaptable to the gyroplane's derivative form, the gyrodyne. As previously noted, the gyrodyne is a rotary wing aircraft that uses "tipjets" for short duration power permitting pure vertical takeoff and landing and the capability to hover. During the en route portion of the flight the tipjets are turned off and the gyrodyne flies as a gyroplane in autorotation. Such an aircraft is capable of both lifting substantial payload in gyrodyne mode and covering substantial range as a gyroplane. The technical validity of this concept was demonstrated by the

British Fairey Rotodyne in the 1960's. With the application of modern technology developed by GBA or in the public domain, the concept is ready to be turned into a highly utilitarian aircraft.

         In recognition of these capabilities, GBA has presented a proposal to the Defense Advanced Research Projects Agency (DARPA) to develop a large gyrodyne to meet a critical unsatisfied need by the Defense Department. For the past three years, DOD has been seeking a vertical takeoff aircraft with lift and range capabilities that no aerospace manufacturer has been able to offer. GBA's proposal, incorporating a rotary wing on an existing fixed-wing aircraft, has received wide-ranging coverage in the aerospace press and will receive government support for further development of its GyroLifter concept.

         The gyrodyne technology developed for the GyroLifter also has direct application to the design of short-range VTOL commercial airliners. Growth in the economy will produce heavy demand for aircraft that do not require runways and are not limited by air traffic control constraints and GBA anticipates an opportunity to develop such an aircraft. By using the airframe of an existing type-certificated production airplane and adding GBA's rotor system, gyrodyne airliners can be delivered for substantially less investment and in less time than would normally be required to bring a new airliner to market. The Company's longer-range plans have identified opportunities for large (18-60 seat) gyrodynes to provide commercial passenger service in short- and medium-range markets.

PATENTS

         GBA presently owns several U.S. and international patents which relate to collective pitch and flight controls. The important element of these patents is collective pitch control on a semi-rigid, teetering rotor head for gyroplanes. This is different from similar sounding claims for helicopters as this concept has never before been applied to gyroplanes. The patent claims are written very broadly, which makes it difficult to design around them, and the patent process is ongoing. The Company adds claims as improvements are made to the rotor head, which extends the patent life. GBA's patent opportunity existed because of a fifty-year hiatus in development in gyroplane technology.

Item 2.     Properties
----------------------

         The Company leases its development/manufacturing facility located at 2640 W. California Avenue, Suite A, Salt Lake City, UT 84104-4593. This property of approximately 25,000 square feet, houses its Headquarters and its administrative offices, and within this facility it has assembled the Hawk 4 prototypes and some parts production for the SparrowHawk. In addition, the Company leases a flight facility in Buckeye Airport, Arizona, of approximately 12,000 square feet, which it manages on behalf of the Airport Authority. All flight testing of the Company's aircraft takes place at Buckeye as well as parts manufacture and assembly of the AAI SparrowHawk products. AAI's headquarters are located at this facility.

         In August 2001, the Company announced that it would move its corporate headquarters from Salt Lake City, Utah, to a new manufacturing facility in Glendale, Arizona. However, since the events of 9-11, and the effect that these have had on the Company, any decision to build and move into a new factory has been postponed. It is now the Company's intent to begin manufacturing of the Hawk 4 in its current facility in Salt Lake City, Utah.

Item 3.     Legal Proceedings
-----------------------------

         The Company is plaintiff in connection with four million shares issued for the purposes of obtaining a foreign loan in Luxembourg in 1993. In that suit the Company obtained injunctions in Germany and Luxembourg preventing those shares from being sold or liquidated. The Company prevailed in the case at appellate levels. The Company continues in the process of obtaining a court order from Luxembourg to have the certificates returned to the Company.

         The Company is a defendant in a suit in the State of New York in the matter of a public relations company that alleges non-payment for services allegedly provided to the Company pursuant to a certain letter agreement between the plaintiff and the Company. The Company has filed an answer denying the material allegations in the suit, alleging that the plaintiff failed and refused to perform services provided for in the letter agreement. As of September 5, 2003, the Company's attorney has advised that it is impossible to render an opinion as to the likely outcome. Therefore, the Company has made no loss contingency accrual at June 30, 2003.

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

             Quarterly Common Stock Bid Price Ranges (Calendar Year)

           Year             Quarter           High              Low
           ----             -------           ----              ---
           1997             1st               1.88              1.25
                            2nd               1.69               .94
                            3rd               1.38              1.00
                            4th               1.31               .50
           1998             1st                .75               .41
                            2nd               1.09               .35
                            3rd                .72               .53
                            4th                .81               .47
           1999             1st                .78               .47
                            2nd               1.68               .59
                            3rd               2.63              1.06
                            4th               1.31               .81
           2000             1st               1.56               .75
                            2nd               1.56              1.03
                            3rd               1.34               .84
                            4th               1.06                72
           2001             1st                .95               .69
                            2nd               1.08               .59
                            3rd                .91               .44
                            4th                .47               .19
           2002             1st                .39               .26
                            2nd                .29               .21
                            3rd                .30               .22
                            4th                .26               .17
           2003             1st                .20               .16
                            2nd                .25               .15

         The number of shareholders of record for the Company's common stock as of June 30, 2003, were 1,389, and the number of shares issued and outstanding were 98,819,978.

Recent Sales of Unregistered/Restricted Securities

         During the past year, the Company sold, pursuant to private placements, shares of its common stock to sophisticated or accredited investors. The sales were exempt from registration pursuant to Rule 506 under the Securities Act of 1933. The price per share varied with the market price of the Company's common stock. The sales of these common shares provided the Company with investment capital and the relief of debt and accounts payable. Some shares were issued to service providers. A listing of these transactions are found in the Consolidated Statement of Stockholders Deficit contained in the Company's audited financial statements, attached hereto.


Item 6.     Management's Discussion and Analysis of Financial
-------------------------------------------------------------
            Condition and Results of Operations
            -----------------------------------

Results of Operations

         Revenues

         Comparing the twelve months ended June 30, 2003, to the same period ended June 30, 2002, total revenues increased to $117,000 from $0. Revenues were comprised of $47,000 from sales of modification kits, $18,000, from flight training, and $52,000 from subcontracting jobs. These revenues have allowed the Company to emerge from the development stage. Based on $218,000 of advance deposits from AAI customers and AAI Dealers at June 30, 2003, for modification kits and SparrowHawk Gyroplane kits, the Company believes that revenue from these products add significantly to overall cash flow. While less in dollar amount, flight training revenue will be an ongoing addition to Company cash flow. Finally, although the Company took on subcontracting jobs in order to make better use of Company assets, it is expected that this revenue will diminish in importance during FY 2004 as the Company focuses on satisfying a growing demand for the modification kits and SparrowHawk Gyroplane kits and other gyroplane and gyrodyne development.

         Expenses

         Comparing the twelve months ended June 30, 2003, to the same period ended June 30, 2002, cost of sales increased to $100,000 from $0. This was due to the costs associated with the sales of modification kits and revenues from subcontracting jobs. The Company experienced a negative gross profit on the modification kits because of the nonrecurring and "learning curve" costs that are normally experienced in the introductory production of a new product. During FY 2004, the Company expects to reap the benefits of lower production costs because of increased production efficiencies that come with experience and economies of scale, yielding a positive gross profit on this product.

         Comparing the twelve months ended June 30, 2003, to the same period ended June 30, 2002, research and development expenses decreased to $2,021,000 from $3,342,000. This decrease was due primarily to a $840,000 reduction in research and development payroll related expenses in the twelve months ended June 30, 2003, compared to the twelve months ended June 30, 2002, reflecting the reduction in workforce that began in October 2001. There was also a $320,000 reduction in the purchase of research and development materials and parts in the twelve months ended June 30, 2003, compared to the twelve months ended June 30, 2002, as the work emphasis shifted almost entirely from constructing the Hawk 4 and RevCon 6 to work on AAI modification kits and the AAI SparrowHawk Gyroplane.

         Comparing the twelve months ended June 30, 2003, to the same period ended June 30, 2002, general and administrative expenses decreased to $1,566,000 from $3,259,000. This decrease was due partially to a $280,000 reduction in general and administrative payroll related expenses in the twelve months ended June 30, 2003, compared to the twelve months ended June 30, 2002, reflecting the reduction in workforce that began in October 2001. Additional factors contributing to this decrease were: a $109,000 reduction in public relations expenses, a $100,000 reduction in promotional expenses, a $64,000 reduction in depreciation expense as the Company's assets aged and as double-declining balance depreciation expense decreased, a $319,000 decrease in professional fees, and a general decrease in general and administrative purchasing as the Company continued its company wide reduction of expenses. Management began this company wide reduction of expenses in the second fiscal quarter of fiscal year 2002, when the capital markets became constricted in the wake of the terrorist attacks in September 2001.

         During the twelve months ended June 30, 2003, the Company determined that there had been a $148,000 impairment in the fair market value of its investment artwork. During the twelve months ended June 30, 2002, the Company determined that there had been an impairment of assets amounting to $1,115,000, comprised of a $867,000 impairment in deferred stock offering costs, a $159,000 impairment in the fair market value of investment artwork, and a $89,000 impairment in the fair market value of property and equipment.

         Other Income and Expenses

         Comparing the twelve months ended June 30, 2003, to the same period ended June 30, 2002, related party interest decreased to $11,000 from $13,000.

         Comparing the twelve months ended June 30, 2003, to the same period ended June 30, 2002, interest and other income decreased to $90,000 from $415,000. This decrease primarily was due to a decrease in sales of materials and parts that formerly had been expensed to research and development, such sales amounting to $48,000 in the twelve months ended June 30, 2003, and $410,000 in the twelve months ended June 30, 2002.

         Comparing the twelve months ended June 30, 2003, to the same period ended June 30, 2002, interest expense increased to $1,103,000 from $1,074,000. This was due to an increase in accrued interest on notes payable, on accrued payroll, and on vendor payables.

         Net Earnings

         During the twelve months ended June 30, 2003, the Company continued to record losses as it continued the transition toward full marketing and manufacturing of the Hawk Gyroplane series, and as it began work on AAI modification kits and the SparrowHawk Gyroplane. For the twelve months ended June 30, 2003, the net loss from operations was $3,718,0000, the net loss was $4,720,000, and the net loss applicable to common stockholders was $15,586,000. Comparatively, for the twelve months ended June 30, 2002, the net loss from operations was $7,716,000, the net loss was $8,362,000, and the net loss applicable to common stockholders was $12,460,000. In both fiscal years, the additional net loss applicable to common stockholders is due to accretion in the value of the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock and dividends on that stock.

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

         The revised business plan also has delayed GBA's program for certification of the Hawk 4. A new completion date is not yet available because it is heavily dependent upon adequate funding. Management believes that these changes were essential to insuring that the valuable technology that the Company has developed is not lost to the detriment of those investors that enabled GBA to develop its revolutionary aircraft.

         As noted previously, the Company has set up a subsidiary, AAI, which has entered the market for modification kits to improve the stability of small gyroplanes produced by other manufacturers. This market typically makes substantial advance down payments on orders, which will accelerate AAI's ability to become cash flow positive. Furthermore, AAI is continuing the process of setting up an extensive dealer network for the sale and product support of these modification kits and of its own SparrowHawk Gyroplane kit. Fees from dealership sales and advance customer deposits for future deliveries of modification kits and SparrowHawk Gyroplane kits are adding significantly to AAI's initial cash flow. At June 30, 2003, advance deposits from customers of AAI amounted to $218,000, and by September 15, 2003, had increased to $497,000.

         In FY 2002 and FY 2003, the Company successfully approached many of its principal vendors requesting that they accept a stretching out of payments beyond their normal terms. As a result, the Company is servicing much of its pre-November 2001, obligations to vendors utilizing a combination of repayment plans which include monthly payments for smaller vendor liabilities and promissory notes for larger vendor liabilities. Certain of the promissory notes have expired and are thus technically in default. The Company is, however, in negotiation with those vendors and is seeking to reach agreement with each vendor either to extend the existing note or to a payment plan satisfactory to the parties.

         During FY 2003, $991,000 was raised through the sale of equity. The Company also has raised $963,000 (net of reduction) in Notes Payable. Increases in accrued expenses also reduced cash requirements by $2.2 million, and of this amount $615,000 was the deferral of officer salaries. This funding was, however, insufficient to offset a further deterioration in the Company's working capital deficit (net of amounts owed to current and former officers) from $8.2 million at June 30, 2002, to $10.9 million at June 30, 2003.

         As a result the Company has continued to fall behind in payments to its creditors, including tax obligations to the Federal and State governments. Discussions with potential investors, each of which would enable these obligations to be met, are ongoing and the Company is working toward an early resolution.

         The Company is seeking to raise $7 million during fiscal year 2004 to enact its new business plan that relies heavily on sales of the American Autogyro SparrowHawk and sales of the Hawk 4 Gyroplane to Public Use government entities. There can be no guarantee or assurance that the Company will be successful in its ability to generate revenue or to raise capital at favorable rates or at all.

         Management does not anticipate that revenues or expenses will be materially affected by inflation during fiscal year 2004.

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

         The Company evaluates deferred offering costs, recognized as assets, for impairment whenever events or changes in circumstances indicate the deferred offering costs exceed expected equity financing to be received. During the year ended June 30, 2002, the Company's management determined that the full amount of the deferred offering costs incurred in connection with its equity line of credit arrangement was impaired, due to the fact that the Company had not registered unrestricted shares of common stock for the purpose of drawing-down on its line of equity. The Company's management has assessed that as of June 30, 2003 and 2002, that it is not in the Company's financial interest to complete the registration process.

         The Company carries its investment art at the lower of cost or market. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

         During the year ended June 30, 2002, a piece of artwork valued at $40,000 was sold for $17,000, 42% of the cost value. At June 30, 2002, based on this evidence of decline in market value, and because other pieces potentially might be sold for similar losses, the Company decided to incur an impairment expense of 58% by writing down the remaining artwork to 42% of cost. The impairment affects the June 30, 2002, balance sheet, lowering assets by $159,000, and by increasing the accumulated deficit by the same amount. In the statement of operations the impairment is part of the "impairment of assets" as it is presented there.

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

         During the year ended June 30, 2003, due to the inability to determine objectively the fair market value of the remaining artwork, the Company decided to incur an impairment expense of $148,000, representing the remaining value recorded for the artwork. The impairment affects the June 30, 2003, balance sheet, lowering assets by $148,000, and by increasing the Company's accumulated deficit by the same amount. In the statement of operations the impairment is part of the "impairment of assets" as it is presented there.

         In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and
Equity, effective for the Company on July 1, 2003. The Company expects the adoption of this standard will require reclassification of its Series B preferred stock. The reclassification will increase total liabilities and decrease total equity by the Series B preferred stock balance outstanding.

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

Independent auditors' report                                                F-1


Consolidated balance sheet                                                  F-2


Consolidated statement of operations                                        F-3


Consolidated statement of stockholders' deficit                             F-4


Consolidated statement of cash flows                                        F-6


Notes to consolidated financial statements                                  F-8


--------------------------------------------------------------------------------

                                                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Groen Brothers Aviation, Inc.

We have audited the accompanying consolidated balance sheet of Groen Brothers Aviation, Inc., (the Company), as of June 30, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Groen Brothers Aviation, Inc., as of June 30, 2003, and the results of their operations and their cash flows for the two years ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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




                                       /s/TANNER + CO.


Salt Lake City, Utah
September 9, 2003


                                                                              GROEN BROTHERS AVIATION, INC.
                                                                                 Consolidated Balance Sheet

                                                                                              June 30, 2003
-----------------------------------------------------------------------------------------------------------



       Assets
       ------
Current assets:
   Cash                                                                                 $            4,000
   Accounts receivable                                                                              10,000
   Related party notes receivable                                                                  134,000
   Inventories                                                                                      92,000
                                                                                        ------------------

         Current assets                                                                            240,000

Property and equipment, net                                                                        413,000
                                                                                        ------------------

         Total assets                                                                   $          653,000
                                                                                        ------------------

-----------------------------------------------------------------------------------------------------------

       Liabilities and Stockholders' Deficit
       -------------------------------------

Current liabilities:
   Accounts payable                                                                     $        1,074,000
   Accrued expenses                                                                              5,806,000
   Deferred revenue                                                                                234,000
   Short-term notes payable                                                                        808,000
   Related party notes payable                                                                   5,455,000
                                                                                        ------------------

         Total current liabilities                                                              13,377,000

Long-term deferred revenue                                                                          25,000
Long-term debt                                                                                     200,000
Deposits                                                                                         2,699,000
                                                                                        ------------------

         Total liabilities                                                                      16,301,000
                                                                                        ------------------

Commitments and contingencies                                                                            -

Stockholders' deficit:
   Series B 15% cumulative redeemable non-voting preferred stock, no par value,
     50,000,000 shares authorized; 18,443 shares issued and outstanding
     (aggregate liquidation preference of $18,443,000)                                          19,964,000
   Common stock, no par value, 200,000,000 shares authorized;
     98,819,978 shares issued and outstanding                                                   14,938,000
   Series A convertible preferred stock, no par value, 50,000,000 shares authorized;
     10,000,000 shares issued and outstanding (aggregate liquidation preference of
     $0)                                                                                         2,717,000
   Series A convertible preferred stock subscription receivable                                 (2,717,000)
   Accumulated deficit                                                                         (50,550,000)
                                                                                        ------------------

         Total stockholders' deficit                                                           (15,648,000)
                                                                                        ------------------

         Total liabilities and stockholders' deficit                                    $          653,000
                                                                                        ------------------


-----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                        F-2

                                                                             GROEN BROTHERS AVIATION, INC.
                                                                      Consolidated Statement of Operations

                                                                                      Years Ended June 30,
-----------------------------------------------------------------------------------------------------------



                                                                             2003              2002
                                                                       -----------------------------------
Revenues                                                               $         117,000   $            -
                                                                       -----------------------------------

Costs and expenses:
     Cost of sales                                                               100,000                 -
     Research and development                                                  2,021,000         3,342,000
     General and administrative expenses                                       1,566,000         3,259,000
     Impairment of assets                                                        148,000         1,115,000
                                                                       -----------------------------------

                  Total costs and expenses                                     3,835,000         7,716,000
                                                                       -----------------------------------

         Loss from operations                                                 (3,718,000)       (7,716,000)
                                                                       -----------------------------------

Other income and (expense):
     Related party interest                                                       11,000            13,000
     Interest and other                                                           90,000           415,000
     Interest expense                                                         (1,103,000)       (1,074,000)
                                                                       -----------------------------------

                  Net other expense                                           (1,002,000)         (646,000)
                                                                       -----------------------------------

         Net loss before income taxes                                         (4,720,000)       (8,362,000)

Benefit for income taxes                                                               -                 -
                                                                       -----------------------------------

                  Net loss                                             $      (4,720,000)  $    (8,362,000)
                                                                       -----------------------------------

Series B 15% cumulative redeemable
  non-voting preferred stock:
     Accretion                                                                (8,341,000)       (3,180,000)
     Dividends                                                                (2,525,000)         (918,000)
                                                                       -----------------------------------

                  Net loss applicable to
                  common stockholders                                  $     (15,586,000)  $   (12,460,000)
                                                                       -----------------------------------

Net loss per share - basic and diluted                                 $            (.16)  $          (.14)
                                                                       -----------------------------------

Weighted average common and common
  equivalent shares - basic and diluted                                       94,943,000        91,065,000
                                                                       -----------------------------------



-----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-3


                                                                                                       GROEN BROTHERS AVIATION, INC.
                                                                                     Consolidated Statement of Stockholders' Deficit

                                                                                                  Years Ended June 30, 2003 and 2002
------------------------------------------------------------------------------------------------------------------------------------

                           Series B 15%
                            Cumulative                                                         Series A
                            Redeemable                                                       Convertible
                            Non-Voting                                Series A Convertible    Preferred
                          Preferred Stock          Common Stock          Preferred Stock       Stock
                         ------------------------------------------------------------------  Subscription  Accumulated
                          Shares     Amount      Shares      Amount      Shares      Amount   Receivable     Deficit        Total
                         -----------------------------------------------------------------------------------------------------------

Balance, July 1, 2001          -          -  91,662,467  31,486,000  10,000,000  10,000,000  (10,323,000)  (37,468,000)  (6,305,000)

Issuance of Series B
  preferred stock for:
    Common stock          14,250  4,750,000 (12,500,000) (4,750,000)          -           -            -             -            -
    Put options              750    250,000           -    (250,000)          -           -            -             -            -

Series B preferred stock:
    Accretion                  -  3,180,000           -  (3,180,000)          -           -            -             -            -
    Dividends                918    918,000           -    (918,000)          -           -            -             -            -

Issuance of common stock
  for:
    Cash                       -          -   6,568,700   1,679,000           -           -            -             -    1,679,000
    Commissions                -          -     225,428           -           -           -            -             -            -
    Vehicles                   -          -     155,301      31,000           -           -            -             -       31,000
    Accounts payable           -          -      18,804       5,000           -           -            -             -        5,000
    Accrued expenses           -          -      68,770      32,000           -           -            -             -       32,000
    Related party notes
      payable                  -          -     987,681      24,000           -           -            -             -      240,000
    General and
     administrative
     expenses                  -          -      67,706      13,000           -           -            -             -       13,000

Accrued interest on
  subscription receivable      -          -           -           -           -     468,000     (468,000)            -            -

Renegotiation of
 subscription receivable       -          -           -           -           -  (7,871,000)   8,194,000             -      323,000

Issuance of common stock
  options for:
    Accrued liabilities        -          -           -      12,000           -           -            -             -       12,000
    Services                   -          -           -     240,000           -           -            -             -      240,000

Commissions                    -          -           -     (62,000)          -           -            -             -      (62,000)

Net loss                       -          -           -           -           -           -            -    (8,362,000)  (8,362,000)
                          ----------------------------------------------------------------------------------------------------------

Balance, June 30, 2002    15,918 $9,098,000  87,254,857 $24,578,000  10,000,000 $ 2,597,000 $ (2,597,000) $(45,830,000)$(12,154,000)


------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                                                 F-4

                                                                                                       GROEN BROTHERS AVIATION, INC.
                                                                                     Consolidated Statement of Stockholders' Deficit
                                                                                                                           Continued
------------------------------------------------------------------------------------------------------------------------------------

                           Series B 15%
                            Cumulative                                                         Series A
                            Redeemable                                                       Convertible
                            Non-Voting                                Series A Convertible    Preferred
                          Preferred Stock          Common Stock          Preferred Stock       Stock
                         ------------------------------------------------------------------  Subscription  Accumulated
                          Shares     Amount      Shares      Amount      Shares      Amount   Receivable     Deficit        Total
                         -----------------------------------------------------------------------------------------------------------

Balance Forward, June 30
 2002                    15,918 $ 9,098,000  87,254,857 $24,578,000  10,000,000  2,597,000  $(2,597,000) $(45,830,000) $(12,154,000)

Series B preferred stock:
    Accretion                 -   8,341,000           -  (8,341,000)          -          -            -             -             -
    Dividends             2,525   2,525,000           -  (2,525,000)          -          -            -             -             -

Issuance of common stock
 for:
    Cash                      -           -   4,936,500     991,000           -          -            -             -       991,000
    Commissions               -           -      10,500           -           -          -            -             -             -
    Accounts payable          -           -     111,901      23,000           -          -            -             -        23,000
    Accrued expenses          -           -     578,925     116,000           -          -            -             -       116,000
    Notes payable             -           -     746,075     149,000           -          -            -             -       149,000
    Collateral for notes
     payable                  -           -   4,850,000           -           -          -            -             -             -

    Interest expense          -           -      24,650       5,000           -          -            -             -         5,000
    Employer contribution
      to 401(k)               -           -     306,570      52,000           -          -            -             -        52,000

Accrued interest on
  subscription
  receivable                  -           -           -           -           -    120,000     (120,000)            -             -

Commissions                   -           -           -     (98,000)          -          -            -             -       (98,000)

Cancellation of stock
 options in exchange for
 accrued expenses             -           -           -     (12,000)          -          -            -             -       (12,000)

Net loss                      -           -           -           -           -          -            -    (4,720,000)   (4,720,000)
                         -----------------------------------------------------------------------------------------------------------

Balance, June 30, 2003   18,443 $ 19,964,000 98,819,978 $14,938,000  10,000,000 $ 2,717,000 $(2,717,000) $(50,550,000) $(15,648,000)
                         -----------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                                                 F-5

                                                                              GROEN BROTHERS AVIATION, INC.
                                                                       Consolidated Statement of Cash Flows

                                                                                       Years Ended June 30,
-----------------------------------------------------------------------------------------------------------




                                                                             2003                 2002
                                                                       ------------------------------------
Cash flows from operating activities:
   Net loss                                                            $      (4,720,000)  $    (8,362,000)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization expense                                       257,000           319,000
     Common stock issued for services and expenses                                     -            13,000
     Common stock issued for interest                                              5,000                 -
     Common stock issued for employer
       contribution to 401(k)                                                     52,000                 -
     Stock warrants and options issued for services                                    -           240,000
     Notes payable issued for expenses                                            14,000                 -
     Interest accrued against subscription receivable                                  -           323,000
     Interest accrued against related party note receivable                      (10,000)          (13,000)
     Impairment of assets                                                        148,000         1,115,000
     Loss (gain) on disposal of assets                                           (47,000)         (365,000)
     (Increase) decrease in:
       Accounts receivable                                                        (5,000)                -
       Inventories                                                               (92,000)                -
       Prepaid expenses                                                           25,000            90,000
     Increase (decrease) in:
       Accounts payable                                                          (11,000)        1,041,000
       Accrued expenses                                                        2,224,000         1,618,000
       Deferred revenue                                                          259,000                 -
       Deposits                                                                        -           (59,000)
                                                                       ------------------------------------

         Net cash used in
         operating activities                                                 (1,901,000)       (4,040,000)
                                                                       ------------------------------------

Cash flows from investing activities:
   Purchase of property and equipment                                            (16,000)          (19,000)
   Sale of property, equipment and art                                            48,000           531,000
   Issuance of related party notes receivable                                    (30,000)                -
   Collections on related party receivables and advances                          31,000            79,000
                                                                       ------------------------------------

         Net cash provided by
         investing activities                                                     33,000           591,000
                                                                       ------------------------------------


-----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                        F-6

                                                                              GROEN BROTHERS AVIATION, INC.
                                                                       Consolidated Statement of Cash Flows
                                                                                                  Continued

-----------------------------------------------------------------------------------------------------------


                                                                              2003              2002
                                                                       ------------------------------------
Cash flows from financing activities:
   Proceeds from short-term notes payable                                         40,000           100,000
   Reduction of short-term notes payable                                         (56,000)           (1,000)
   Proceeds from long-term debt                                                  100,000                 -
   Reduction of long-term debt                                                         -           (82,000)
   Proceeds from related party notes payable                                   1,049,000         1,819,000
   Reduction of related party notes payable                                     (170,000)         (104,000)
   Proceeds from issuance of common stock                                        991,000         1,679,000
   Payment of commissions related to issuance of
     common stock                                                                (98,000)          (62,000)
                                                                       ------------------------------------

         Net cash provided by
         financing activities                                                  1,856,000         3,349,000
                                                                       ------------------------------------

         Net change in cash                                                      (12,000)         (100,000)

Cash, beginning of year                                                           16,000           116,000
                                                                       ------------------------------------

Cash, end of year                                                      $           4,000   $        16,000
                                                                       ------------------------------------

-----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-7

                                                   GROEN BROTHERS AVIATION, INC.
                                      Notes to Consolidated Financial Statements

                                                                   June 30, 2003

--------------------------------------------------------------------------------


1.   Organization       Organization and Principles of Consolidation
     and                The  consolidated   financial   statements  include  the
     Summary of         accounts  of  Groen  Brothers  Aviation,  Inc.  and  its
     Significant        wholly-owned subsidiaries,  Groen Brothers Aviation USA,
     Accounting         Inc.  and American  Autogyro,  Inc.  (collectively,  the
     Policies           Company).  All  significant  intercompany  balances  and
                        transactions have been eliminated. The primary business purpose of the Company is to manufacture and market the "gyroplane."

                        Development Stage Company
                        Effective July 1, 1993 and continuing through March 31, 2003, the Company was considered a development stage Company as defined in SFAS No.7. The Company's development stage activities consisted of the development and FAA certification of the Hawk Gyroplane. Sources of financing for these development stage activities have been primarily debt and equity financing.

                        Since March 31, 2003, through its wholly owned subsidiary, American Autogyro, Inc., the Company has been selling modification kits designed to improve in-flight stability and safety for another manufacturer's kit gyroplane. The Company has also received significant deposits from customers on modification kits and has initiated design and manufacture of its own SparrowHawk gyroplane kits.

                        Concentration of Credit Risk
                        The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

                        Cash and Cash Equivalents
                        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

                        Inventories
                        Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method.


--------------------------------------------------------------------------------
                                                                             F-8

                                                   GROEN BROTHERS AVIATION, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Property and Equipment
     and                Property  and  equipment  are  carried  at  cost,   less
     Summary of         accumulated depreciation and amortization.  Depreciation
     Significant        and  amortization  are  computed  under  an  accelerated
     Accounting         method based on the estimated useful lives of the assets
     Policies           or  term  of the  lease.  When  assets  are  retired  or
     Continued          otherwise disposed of, the cost and related  accumulated
                        depreciation  are removed and any resulting gain or loss
                        is recognized in operations for the period.  The cost of
                        maintenance  and  repairs is charged  to  operations  as
                        incurred.   Significant  renewals  and  betterments  are
                        capitalized.

                        Deposits
                        Deposits consist of amounts received from the Company's authorized dealers on aircraft in anticipation of full-scale production of the Company's Hawk 4 Gyroplane. The deposit guarantees a delivery sequence number and represents a percentage of the total purchase price. The Company has also issued common stock to dealers. These costs have been charged to interest expense as incurred.

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

                        Accounting Estimates
                        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


--------------------------------------------------------------------------------
                                                                             F-9

                                                   GROEN BROTHERS AVIATION, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Stock Options and Stock-Based Compensation
     and                The Company accounts for stock-based  compensation under
     Summary of         the  recognition  and  measurement   principles  of  APB
     Significant        Opinion  No.  25,   Accounting   for  Stock   Issued  to
     Accounting         Employees, and related interpretations.  The Company has
     Policies           adopted  SFAS  No.  123,   Accounting  for   Stock-Based
     Continued          Compensation.  In  accordance  with  SFAS No.  123,  the
                        Company has elected to continue to apply APB Opinion No.
                        25 and related  interpretations  in  accounting  for its
                        stock-based compensation. In accordance with APB No. 25,
                        no   compensation   cost  has  been  recognized  in  the
                        financial   statements  for  stock  options  granted  to
                        employees. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS
                        No. 123, the Company's net loss and loss per share would have been as indicated below:

                                                   Years Ended June 30,
                                          --------------------------------------
                                                 2003               2002
                                          --------------------------------------

     Net loss - as reported               $       (15,586,000) $    (12,460,000)
     Pro forma expense                             (2,728,000)       (2,845,000)
                                          --------------------------------------

     Net loss - pro forma                 $       (18,314,000) $    (15,305,000)
                                          --------------------------------------
     Loss per share -
       as reported                        $              (.16) $           (.14)
                                          --------------------------------------
     Loss per share -
       pro forma                          $              (.19) $           (.17)
                                          --------------------------------------

                        The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                         June 30,
                                            -----------------------------------
                                                   2003             2002
                                            -----------------------------------

     Expected dividend yield                $                -  $             -
     Expected stock price volatility                       69%             82 %
     Risk-free interest rate                              2.7%            4.0 %
     Expected life of options                     .5 - 7 years      4 - 5 years
                                            -----------------------------------

                        The weighted  average fair value of options and warrants
                        granted   during  2003  and  2002  was  $.09  and  $.18,
                        respectively.


--------------------------------------------------------------------------------
                                                                            F-10

                                                   GROEN BROTHERS AVIATION, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Revenue Recognition
     and                The Company recognizes  revenues from goods and services
     Summary of         when there is a binding agreement,  the product has been
     Significant        shipped or service  has been  delivered,  collection  is
     Accounting         reasonably  assured,  and the Company has no significant
     Policies           obligations remaining.
     Continued
                        Advertising
                        Advertising  costs are  non-direct  in  nature,  and are
                        expensed over the periods in which the advertising takes
                        place.  Advertising  expense totaled $2,000 and $190,000
                        for  the   years   ended   June  30,   2003  and   2002,
                        respectively.

                        Research and Development
                        Research and development costs are expensed as incurred.

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


--------------------------------------------------------------------------------
                                                                            F-11

                                                   GROEN BROTHERS AVIATION, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Loss Per Common and Common Equivalent Share
     and                The  computation  of  basic  loss  per  common  share is
     Summary of         computed  using the  weighted  average  number of common
     Significant        shares outstanding during each year.
     Accounting
     Policies           The  computation  of diluted  loss per  common  share is
     Continued          based  on  the   weighted   average   number  of  shares
                        outstanding   during  the  period  plus   common   stock
                        equivalents which would arise from the exercise of stock
                        options  and  warrants  outstanding  using the  treasury
                        stock  method  and the  average  market  price per share
                        during  the  year.  Options  and  warrants  to  purchase
                        40,630,567  and  34,079,334  shares of  common  stock at
                        prices  ranging from $.09 to $3.00 were  outstanding  at
                        June 30,  2003 and  2002,  respectively.  Certain  notes
                        payable and long-term debt were convertible into a total
                        of 14,485,345  and  9,381,533  shares of common stock at
                        June 30, 2003 and 2002,  respectively,  with  conversion
                        prices   ranging   from  $.20  to  $.80.   Common  stock
                        equivalents   arising   out  of   Series  B   Cumulative
                        Redeemable  Non-Voting  Preferred  Stock  may  arise  in
                        October 2005, if the Company elects to redeem the Series
                        B 15% Cumulative  Redeemable  Non-Voting Preferred Stock
                        in common shares instead of cash.  The redemption  price
                        will be 80% of the  average  twenty  trading day closing
                        bid price  immediately  preceding  redemption on October
                        31,  2005.  If  Series  B  15%   Cumulative   Redeemable
                        Non-Voting Preferred Stock had been required to have been redeemed at June 30, 2003, the redemption price would have been $.23 per common share, resulting in the issuance of 100,243,038 shares of common stock. The number of common shares issued on the redemption date may be more or less than that number, depending upon the redemption price in effect on the date of redemption, October 31, 2005. Common stock equivalents were not included in the diluted loss per share calculation because the effect would have been antidilutive.

                        Reclassification
                        Certain amounts in the consolidated financial statements for 2002 have been reclassified to conform with the current year presentation.


--------------------------------------------------------------------------------
                                                                            F-12

                                                   GROEN BROTHERS AVIATION, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Going              The accompanying  consolidated financial statements have
     Concern            been prepared assuming that the Company will continue as
                        a going concern.  Because of recurring operating losses,
                        the excess of current  liabilities  over current assets,
                        the stockholders'  deficit, and negative cash flows from
                        operations.   There  is  substantial   doubt  about  the
                        Company's  ability to continue as a going  concern.  The
                        Company's  continuation  as a going concern is dependent
                        on attaining future profitable operations, restructuring
                        its financing  arrangements,  and  obtaining  additional
                        outside  financing.   Management  anticipates  that  the
                        Company will be able to obtain additional financing sufficient to fund operations during the next fiscal year, however, there can be no assurance they will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


3.   Related Party      Related party notes receivable consist of the following:
     Notes
     Receivable
                        Unsecured notes receivable
                        from officers and shareholders
                        bearing interest at 8%, due on
                        demand.                               $          76,000

                        Unsecured note receivable from
                        a shareholder bearing interest
                        at 12%, due on demand.                           58,000
                                                              -----------------

                                                              $         134,000
                                                              -----------------

4.   Detail of          Property and equipment consists of the following:
     Certain
     Balance            Equipment and tools                   $       1,399,000
     Sheet              Computer equipment                              486,000
     Accounts           Vehicles                                         88,000
                        Aircraft                                         67,000
                        Leasehold improvements                           56,000
                        Furniture                                        54,000
                                                              -----------------

                                                                      2,150,000

                        Accumulated depreciation
                          and amortization                           (1,737,000)
                                                              -----------------

                                                              $         413,000
                                                              -----------------


--------------------------------------------------------------------------------
                                                                            F-13

                                                   GROEN BROTHERS AVIATION, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


4.   Detail of          Inventories consist of the following:
     Certain
     Balance
     Sheet              Raw materials                         $          15,000
     Accounts           Work-in-progress                                 13,000
     Continued          Finished goods                                   64,000
                                                              -----------------

                                                              $          92,000
                                                              -----------------

                        Accounts payable consist of the following:


                        Trade accounts payable                $         799,000
                        Related party payables                          275,000
                                                              -----------------

                                                              $       1,074,000
                                                              -----------------

                        Accrued expenses consist of the following:


                        Compensation                          $       3,175,000
                        Related party interest                        1,896,000
                        Interest                                        371,000
                        Commissions                                     138,000
                        Consultant fees                                 105,000
                        Other                                           121,000
                                                              -----------------

                                                              $       5,806,000
                                                              -----------------

5.   Short-Term         Short-term notes payable is comprised of the following:
     Notes
     Payable            Unsecured notes payable to vendors
                        with interest at 20% for the first
                        three months and 25% thereafter,
                        in default as of June 2003            $         336,000

                        Unsecured note payable to a vendor
                        with interest at 12%, due December
                        2003                                            272,000

                        Unsecured note payable to an
                        individual with interest at 12%,
                        due September 2003                              112,000

                        Unsecured note payable to an
                        individual with interest at 12%,
                        due on demand                                    20,000


--------------------------------------------------------------------------------
                                                                            F-14

                                                   GROEN BROTHERS AVIATION, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


5.   Short-Term         Unsecured note payable to a vendor
     Notes              with interest at 18%, due January
     Payable            2004                                             13,000
     Continued
                        Unsecured note payable to an
                        individual with interest at 18%,
                        due on demand                                    10,000

                        Unsecured note payable to a
                        company with interest at 12%,
                        due on demand                                    10,000

                        Unsecured note payable to a
                        company, non-interest bearing,
                        due on demand                                    10,000

                        Capital lease obligations (see
                        Note 8)                                          25,000
                                                              -----------------

                                                              $         808,000
                                                              -----------------

                        Certain short-term note holders may choose to convert outstanding principal and interest balances to common stock at prices ranging from $.20 to $.24 per share. At June 30, 2003, $165,000 of principal and interest could have been converted into 817,800 shares of the Company's common stock.

6.   Related Party      Related   party  notes   payable  is  comprised  of  the
     Notes              following:
     Payable
                        Unsecured notes payable to
                        stockholders with interest at 18%,
                        due on demand                          $      3,168,000

                        Unsecured note payable to a
                        stockholder with interest at 8%,
                        due on demand                                   402,000

                        Notes payable to stockholders with
                        interest at 12%, due on demand,
                        secured by common stock                         365,000

                        Notes payable to stockholders with
                        interest at 18%, due on demand,
                        secured by artwork                              200,000

                        Unsecured note payable to an
                        entity owned by certain members of
                        senior management with interest at
                        12%, due on demand                              180,000

                        Unsecured note payable to a
                        stockholder with interest at 12.5%,
                        due October 2003                                113,000


--------------------------------------------------------------------------------
                                                                            F-15

                                                   GROEN BROTHERS AVIATION, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


6.   Related Party      Unsecured note payable to an
     Notes              institutional investor with
     Payable            interest at 48%, convertible into
     Continued          Series B preferred stock (62
                        shares as of June 30, 2003), in
                        default as of June 2003                         100,000

                        Note payable to a stockholder with
                        interest at 18%, in default as of
                        July 2003                                       100,000

                        Unsecured notes payable to
                        stockholders with interest at 12%,
                        due on demand                                    85,000

                        Note payable to a stockholder with
                        interest at 18%, due on demand,
                        secured by research and development
                        parts                                            50,000

                        Unsecured note payable to a
                        stockholder with interest at 25%,
                        in default as of June 2003                       25,000

                        Unsecured note payable to
                        stockholders with interest at
                        12.5%, in default as of June 2003                 7,000

                        Capital lease obligations (see
                        Note 8)                                         660,000
                                                              -----------------

                                                              $       5,455,000
                                                              -----------------

                        Certain shareholder related party note holders may choose to convert outstanding principal and interest balances to common stock. The prices per share range from $0.20 per share to $.80 per share. At June 30, 2003, $5,596,000 of principal and interest could have been converted into 13,667,545 shares of the Company's common stock.

7.   Long-Term          Long-term debt is comprised of the following:
     Debt
                        Unsecured notes payable to a
                        governmental sponsored organization
                        due in monthly installments of 3%
                        of gross monthly revenues,
                        including interest at the prime
                        rate plus 2% (6.25% at June 30,
                        2003).                                $         100,000

                        Unsecured related party note
                        payable to a stockholder with
                        interest at 8%, due April 2006                  100,000
                                                              -----------------

                                                              $         200,000
                                                              -----------------


--------------------------------------------------------------------------------
                                                                            F-16

                                                   GROEN BROTHERS AVIATION, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


7.   Long-Term          Future maturities of long-term debt are as follows:
     Debt
     Continued           Years Ending June 30:                      Amount
                        ---------------------                 -----------------

                             2004                             $               -
                             2005                                       100,000
                             2006                                       100,000
                                                              -----------------

                                                              $         200,000
                                                              -----------------

8.   Capital            The Company has entered  into capital  lease  agreements
     Lease              with  financial  institutions  for certain  property and
     Obligations        equipment.   The  assets  under  lease  are  secured  by
                        property and equipment and research and development components. Assets held under capital lease and included in property and equipment are as follows:

                        Shop equipment and tools              $         581,000
                        Accumulated amortization                       (310,000)
                                                              -----------------

                                                              $         271,000
                                                              -----------------

                        Depreciation  expense for assets under  capital lease is
                        included  with   depreciation   expense  for  all  other
                        depreciable assets.

                        Future minimum lease payments are as follows:


                        Year Ending June 30,                       Amount
                        --------------------                  ------------------

                          2004                                $         820,000

                          Less amount representing interest            (135,000)
                                                              -----------------

                          Present value of minimum lease
                            payments (see Notes 5 and 6)      $         685,000
                                                              -----------------

                        The Company has entered into an arrangement with a stockholder in which the stockholder has the option to make the payments on one of the capital leases on behalf of the Company in a dollar-for-dollar exchange for stock valued at $.40 per share. At June 30, 2003, the number of shares under this option is approximately 100,000 shares.


--------------------------------------------------------------------------------
                                                                            F-17

                                                   GROEN BROTHERS AVIATION, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

8.   Capital Lease      Under the terms of the capital leases,  if a lease is in
     Obligations        default the lessor has the ability to declare as due and
     Continued          payable all unpaid  rentals under the lease.  As of June
                        30, 2003, all capital leases were in default.

9.   Preferred          The  Company  has  authorized   200,000,000   shares  of
     Stock              preferred  stock  having  no par  value.  There are four
                        series  of  preferred  stock  with   50,000,000   shares
                        authorized within each series. The rights, terms and preferences of preferred stock are set by the Board of Directors. As of June 30, 2003, the Board of Directors has only set rights, terms and preferences of Series B and Series A Preferred Stock for issue.

                        At June 30, 2003, there were 18,443 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock outstanding. The rights, terms, and preferences of the outstanding preferred shares are as follows:

                        o The shares have no voting rights other than those voting rights provided under applicable laws.

                        o Each share's original Stated Value, upon which unpaid dividends may accumulate, is $1,000.

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

                        o A total of 15,000 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock with a Stated Value of $15,000,000 were originally issued in exchange for 12,500,000 shares of common stock and related put options valued at $5,000,000. Accretion of the difference is computed under the straight-line method over the life of the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock.


--------------------------------------------------------------------------------
                                                                            F-18

                                                   GROEN BROTHERS AVIATION, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


9.   Preferred          o   When originally issued, the Company was obligated on
     Stock                  October   31,   2003,   to  redeem  all  issued  and
     Continued              outstanding  Series B Preferred  shares.  On October
                            14, 2003, and in exchange for $2,500,000 warrants to
                            purchase  common  shares at $.30 per  common  share,
                            exercisable within three years of the date of issue,
                            the  holders  of  these  Series B  Preferred  shares
                            agreed to extend the redemption  date to October 31,
                            2005.  On  the  redemption   date,  the  Company  is
                            obligated  to  redeem  all  issued  and  outstanding
                            Series B Preferred shares for an amount equal to the Stated Value of $1,000 per Series B Preferred share plus all accrued but unpaid dividends thereon. The redemption price may be paid, at the Company's option, for a premium, in registered, unrestricted, freely tradeable shares of common stock of the Company with a redemption price equal to 125% of the Stated Value of the Series B Preferred shares plus
                            125% of all  accrued but unpaid  dividends  thereon.
                            Accretion of the premium is computed under the straight-line method over the life of the initial
                            Stated Value and over the life of accrued but unpaid dividends thereon, as applicable.

                        At June 30, 2003, there were 10,000,000 shares of Series A Convertible Preferred Stock outstanding. The rights, terms, and preferences of the outstanding preferred shares are as follows:

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



--------------------------------------------------------------------------------
                                                                            F-19

                                                   GROEN BROTHERS AVIATION, INC.
                                       Notes to Consolidated Financial Statement
                                                                       Continued

--------------------------------------------------------------------------------


10.  Subscription       During the year ended June 30,  2001,  the  President of
     Receivable         the  Company  acquired  10,000,000  shares  of  Series A
                        Convertible  Preferred  Stock  in  exchange  for a  note
                        receivable  in  the  amount  of  $10,000,000.  The  note
                        matures in November  2003,  bears an interest rate of 5%
                        per annum,  and is secured by  10,000,000  shares of the
                        Company's   Series  A   Convertible   Preferred   Stock.
                        Principal and accrued  interest are due in one lump sum,
                        upon maturity.  This note and the corresponding Series A
                        Convertible  Preferred  Stock will  become null and void
                        upon the death, incapacity, or termination of employment
                        of the Company's President.  Because the note is secured
                        by the preferred  stock that it purchased,  the note and
                        related  accrued   interest   receivable   appear  as  a
                        subscription receivable in the Stockholders' Deficit section of the Balance Sheet. Although the note has not been paid, the 10,000,000 shares of Series A Convertible
                        Preferred Stock have been issued and entitle the holder to 40 million shareholder votes (see Note 9).

                        On May 31, 2002, due to the significant decline in the Company's stock price, the Company reset the acquisition price of the Series A Convertible Preferred Shares from $1 per preferred share to $0.24 per preferred share. Correspondingly, the Company renegotiated the note receivable amount from $10,000,000 to $2,400,000. The renegotiated amount is retroactive, effectively reducing the accrued interest balance at May 31, 2002 by $594,000. The accrued interest balance as of June 30, 2003, was $317,000.

11.  Equity             Equity Funding Agreement
     Financing          The  Company  is a party to a  funding  agreement  under
                        which  1,625,000  shares of common stock were  purchased
                        for an  aggregate  of  $650,000.  The  shares  cannot be
                        publicly  resold until  November 7, 2003. As part of the
                        agreement,  the Company issued a put option  exercisable
                        on November 7, 2003.  The  Company,  at its option,  may
                        honor the put (if  exercised) in stock or in cash, at an
                        exercise  price of $1.60 per share.  Pursuant to the put
                        option, if the Company redeems the shares with stock and
                        within six months of such redemption  issues shares in a
                        public  offering  for less  than  $1.60 per  share,  the
                        Company  agrees  to  issue  additional  shares  to  this
                        investor  such  that its effective exercise price is the
                        price  per  share  offered  in   the   public  offering.
                        Additionally, the Company holds a call option which allows the Company to repurchase the shares at any time from issuance to twenty-four months following issuance at $1.20 per share, from twenty-four to thirty months at $1.40 per share, and from thirty months to thirty-six months at $1.60 per share.

--------------------------------------------------------------------------------
                                                                            F-20

                                                   GROEN BROTHERS AVIATION, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11.  Equity             Equity Line of Credit
     Financing          The   Company   has  a   binding   commitment   from  an
     Continued          institutional  investor  to provide up to $50 million in
                        equity financing.  Over a three year period ending April
                        30,  2004,  the Company will have the right to obtain as
                        much as $50 million through the issuance of common stock
                        to the  institutional  investor  in a series of periodic
                        draw-downs. The timing, dollar amount, and minimum price
                        per share of each draw-down,  are at the sole discretion
                        of  the   Company,   subject  to   certain   contractual
                        provisions which include volume and price limitations.

                        On the initial closing date, the Company issued to the institutional investor three warrants to purchase up to 1,700,000 warrant shares, in the aggregate. The exercise price of 850,000 warrant shares shall be 105% of the average of the closing bid prices during the fifteen trading days immediately prior to the initial closing date ($.80). The exercise price of 425,000 warrant shares shall be equal to $2.00 and the exercise price of the remaining 425,000 warrant shares shall be equal to $3.00.

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

                        The institutional investor's commitment to provide equity financing is subject to the effectiveness of a registration statement to be filed with the Securities and Exchange Commission covering the resale of the shares covered by the equity line and certain related warrants. The Company may not make a draw-down to the extent that it would cause the institutional investor to have beneficial ownership of greater than 9.9% of the outstanding shares of the Company's common stock. The Company may not issue unrestricted stock at a discount unless the issuance is a qualified public offering or is consented to in writing by the institutional investor. As of June 30, 2003, the Company had not completed a registration statement and has deemed it inadvisable to do so because of the lack of suitable market conditions.



--------------------------------------------------------------------------------
                                                                            F-21

                                                   GROEN BROTHERS AVIATION, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


12.  Stock Option       Under the  Company's  ISO 2000 stock option plan (Plan),
     Plan               there are 30  million  shares  that are  authorized  for
                        stock options. The Company may issue both non-qualifying
                        stock options and  qualifying  incentive  stock options.
                        All stock  options  have an  exercise  price that is not
                        less than 100  percent of the fair  market  value on the
                        date  of the  grant.  While  expiration  dates  vary  on
                        particular  grants,  no stock  options may be  exercised
                        more than ten years after the date of grant.  Qualifying
                        incentive  stock  options are granted only to employees,
                        while   non-qualifying   options   may  be   granted  to
                        employees, directors of the Company, and non-employees.

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

13.  Stock Options      A summary of the  Company's  stock  options and warrants
     and Stock-         are as follows:
     Based
     Compensation                            Number
                                         of Options and        Range of
                                            Warrants        Exercise Prices
                                    ---------------------------------------

Outstanding at June 30, 2001                 30,117,521      $   .09 - 3.00
     Granted                                 14,511,813          .25 - 1.10
     Canceled                                (4,500,000)         .25 - 1.11
     Expired                                 (6,050,000)         .50 - 1.00
                                    ---------------------------------------

Outstanding at June 30, 2002                 34,079,334      $   .09 - 3.00
     Granted                                  9,353,900          .15 - 1.00
     Canceled                                (1,455,000)         .25 - 1.00
     Expired                                 (1,347,667)         .40 - 2.00
                                    ---------------------------------------

Outstanding at June 30, 2003                 40,630,567      $   .09 - 3.00
                                    ---------------------------------------



--------------------------------------------------------------------------------
                                                                            F-22

                                                   GROEN BROTHERS AVIATION, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


13.  Stock Options      The following table summarizes  information  about stock
     and Stock-         options and warrants outstanding at June 30, 2003:
     Based
     Compensation
     Continued

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
   Exercise      Number      Exercise       Life        Number       Exercise
    Prices     Outstanding     Price       (Years)    Exercisable     Price
--------------------------------------------------------------------------------

$    .09 - .40   20,943,213  $    .17       3.07       18,118,213     $     .16
     .50 - .90    5,682,514       .65       2.22        5,015,847           .65
   1.00 - 1.41   13,154,840      1.03       3.33        8,546,507          1.03
   2.00 - 3.00      850,000      2.50       0.83          850,000          2.50
--------------------------------------------------------------------------------

$  .09 to 3.00   40,630,567  $    .56       2.99       32,530,567     $     .53
--------------------------------------------------------------------------------

14.  Income Taxes       The benefit  for income  taxes  differs  from the amount
                        computed at the federal statutory rate as follows:

                                                    Years Ended June 30,
                                                    ----------------------------
                                                        2003            2002
                                                    ----------------------------

                        Income tax benefit at
                           federal statutory rate   $  1,605,000   $  2,843,000
                        Research and
                           development credit            421,000        254,000
                        Other                            155,000        (68,000)
                        Change in valuation
                           allowance                  (2,181,000)    (3,029,000)
                                                    ----------------------------

                                                    $          -   $          -
                                                    ----------------------------


--------------------------------------------------------------------------------
                                                                            F-23

                                                   GROEN BROTHERS AVIATION, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


14.  Income Taxes       Deferred tax assets (liabilities) are as follows:
     Continued
                        Net operating loss carryforwards      $      17,015,000
                        Research and development credit
                          carryforward                                1,820,000
                        Accrued payroll                                 885,000
                        Other                                            81,000
                        Valuation allowance                         (19,801,000)
                                                              -----------------

                                                              $               -
                                                              -----------------

                        At June 30, 2003, the Company has net operating loss carryforwards available to offset future taxable income of approximately $45,618,000 which will begin to expire in 2006. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 limits the annual amount that can be utilized for certain of these carryforwards as a result of changes in ownership of the Company.

                        Due to uncertainties surrounding the realization of the carryforwards, a valuation allowance has been established to offset the net deferred income tax asset resulting from such carryforwards.

15.  Asset              The  Company has  recorded  asset  impairment  losses as
     Impairment         follows:

                                                        2003          2002
                                                    ----------------------------

                        Deferred offering costs     $          -   $    867,000
                        Investment art                   148,000        159,000
                        Property and equipment                 -         89,000
                                                    ----------------------------

                                                    $    148,000   $  1,115,000
                                                    ----------------------------

16.  Supplemental       During the year ended June 30, 2003, the Company:
     Cash Flow
     Information        o   Exchanged  investment art in satisfaction of accrued
                            interest of $25,000.

                        o   Issued   122,885   shares   of   common   stock   in
                            satisfaction of an account payable of $23,000 and accrued interest of $2,000.


--------------------------------------------------------------------------------
                                                                            F-24

                                                   GROEN BROTHERS AVIATION, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


16.  Supplemental       o   Issued a  short-term  note  payable of  $12,000  and
     Cash Flow              related   party   note   payable   of   $81,000   in
     Information            satisfaction of accrued interest of $93,000.
     Continued
                        o   Issued   1,214,016   shares  of   common   stock  in
                            satisfaction of short- term notes payable of $6,000, related party notes payable of $143,000, and accrued interest of $94,000.

                        o Canceled common stock option and reinstated accrued interest of $12,000.

                        o   Issued   100,000   shares   of   common   stock   in
                            satisfaction of cash commissions payable on equity sales of $20,000.

                        o   Recorded the  accretion  of Series B 15%  Cumulative
                            Redeemable   Non-   Voting   Preferred   Stock  (see
                            Statement of Stockholders' Deficit).

                        o Recorded the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock dividend (see Statement of Stockholders' Deficit).

                        o Issued 10,500 shares of common stock in satisfaction of commissions on equity sales.

                        o   Accrued   interest   on   the   stock   subscription
                            receivable, which effectively increased the Series A Convertible Preferred Stock amount by $120,000.

                        o Collateralized certain notes payable with 4,850,000 shares of common stock.

                        During the year ended June 30, 2002, the Company:

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


--------------------------------------------------------------------------------
                                                                            F-25

                                                   GROEN BROTHERS AVIATION, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



16.  Supplemental       o   Issued a related party note payable in  satisfaction
     Cash Flow              of an account payable of $25,000.
     Information
     Continued          o   Issued 18,804 shares of common stock in satisfaction
                            of an account payable of $5,000.

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

                        o   Recorded the  accretion  of Series B 15%  Cumulative
                            Redeemable   Non-   Voting   Preferred   Stock  (see
                            Statement of Stockholders' Deficit).

                        o Recorded the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock dividend (see Statement of Stockholders' Deficit).

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

                        Actual amounts of cash paid for:

                                                         Years Ended June 30,
                                                    ----------------------------
                                                         2003          2002
                                                    ----------------------------

                        Interest                    $     47,000   $     59,000
                                                    ----------------------------

                        Income taxes                $          -   $          -
                                                    ----------------------------


--------------------------------------------------------------------------------
                                                                            F-26

                                                   GROEN BROTHERS AVIATION, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


17.  Operating          The Company leases certain property and facilities under
     Lease              noncancellable  operating leases.  Future minimum rental
     Obligations        payments required under these leases are as follows:

                         Years Ending June 30,                     Amount
                        ---------------------                 -----------------
                            2004                              $         144,000
                            2005                                        117,000
                                                              -----------------

                                                              $         261,000
                                                              -----------------

                        Rental expenses for noncancellable operating leases were $217,000 and $244,000 for the years ended June 30, 2003 and 2002, respectively.

18.  401(k) Savings     The  Company  has a 401(k)  Plan (the  Plan) to  provide
     Plan               retirement  and  incidental  benefits for its employees.
                        Employees may  contribute  from 1% to 25% of their gross
                        pay to the Plan,  limited to a maximum  annual amount as
                        set periodically by the Internal  Revenue  Service.  The
                        Company may contribute a matching contribution at a rate
                        set by the Board of  Directors.  The Plan  operates on a
                        calendar year basis.  In fiscal year 2003,  and based on
                        contributions  by employees  during  calendar year 2002,
                        the Company made a matching  contribution to the Plan in
                        the form of 306,570 shares of its common stock valued at
                        $52,000.  In  fiscal  year  2002  the  Company  made  no
                        matching  contributions to the Plan. Shares issued under
                        the  Plan  are   "restricted"   as  defined   under  the
                        Securities and Exchange Commission Rule 144.

19.  Commitments        The Company has entered into employment  agreements with
     and                certain   officers  of  the  Company.   The   employment
     Contingencies      agreements   can  be  terminated   at  any  time.   Upon
                        termination, the Company retains all rights to the gyroplane and the related technology and the officers have a covenant not to compete for a period of three years.

                        Royalty payments of 1% of the gross sales price of the gyroplane are to be paid to the inventors who are also the Company's founders, the Chairman of the Board of Directors, and the President, who is also a Director.

                        The  Company  has  various   agreements   to  compensate
                        individuals and companies with commissions up to 10% for securing debt and equity financing for the Company.


--------------------------------------------------------------------------------
                                                                            F-27

                                                   GROEN BROTHERS AVIATION, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

19.  Commitments        The  Company is  involved  in  various  claims and legal
     and                actions  arising  in the  ordinary  course of  business.
     Contingencies      Management  believes  that the amount,  if any, that may
     Continued          result  from  those  claims  will  not  have a  material
                        adverse effect on the consolidated financial statements.

20.  Fair Value of      The  Company's  financial  instruments  consist of cash,
     Financial          receivables,  payables,  and notes payable. The carrying
     Instruments        amount of cash,  receivables  and payables  approximates
                        fair  value  because of the  short-term  nature of these
                        items.  The  aggregate  carrying  amount  of  the  notes
                        payable   approximates  fair  value  as  the  individual
                        borrowings bear interest at market interest rates.

21.  Recent             In May 2003, the Financial  Accounting  Standards  Board
     Accounting         (FASB)   issued   Statement  of   Financial   Accounting
     Pronounce-         Standards   (SFAS)  No.  150,   Accounting  for  Certain
     ments              Financial   Instruments  with  Characteristics  of  both
                        Liabilities and Equity, effective for the Company on July 1, 2003. The Company expects the adoption of this standard will require reclassification of its Series B preferred stock. The reclassification will increase total liabilities and decrease total equity by the Series B Preferred Stock balance outstanding.

                        In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123, effective for the Company on July 1, 2003. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. As of June 30, 2003, the Company has not selected the fair value based method of accounting for stock-based employee compensation. The Company expects the adoption of this standard will not have a material impact on its consolidated financial statements.


--------------------------------------------------------------------------------
                                                                            F-28

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

Item 9.     Directors and Executive Officers of the Registrant
--------------------------------------------------------------

         The following table contains the names and ages of all Directors; all positions and offices with the Registrant held by each such person.

         Name                 Age         Positions
         ----                 ---         ---------
         David L. Groen       52          Director, President, Chief
                                          Executive Officer, and Treasurer
         H. Jay Groen         59          Director, Chairman of the Board of
                                          Directors

Term of Office

         The appointment of Messrs. Groen and Mr. Mayfield as members of the Board of 'Directors was ratified and approved by the stockholders at a meeting for that purpose on May 20, 2000. The terms of service of Messrs. Groen as members of the Board of Directors continue until the next annual meeting of the stockholders. With the exception of compliance with the duties of a director as set forth in the Articles of Incorporation or By-laws of the Registrant or in the provisions of the Utah Business Corporation Act, there are no arrangements or understandings pursuant to which any of the foregoing persons were selected to serve on the Board of Directors of the Registrant. Each of the foregoing persons consented to serve as a director of the Registrant prior to their designation and subsequent election as such. Effective February 3, 2003, Mr. Mayfield resigned as a member of the Board of Directors, to accept the position of President and Board member of the Company's subsidiary, AAI.

Family Relationships

         H. Jay Groen and David L. Groen are brothers.

Background on Directors and Officers

         David Groen, President, CEO & Treasurer, is a Director of the Registrant. Currently the President CEO & Treasurer of Groen Brothers Aviation, David Groen has spent the last two decades leading the effort to bring the gyroplane into the modern age. Immediately prior to forming Groen Brothers Aviation, Mr. Groen was a founding partner and Chief Financial Officer (CFO) for Seagull Recycling Company.

         Previously, he has held numerous executive positions in the helicopter industry with a variety of leadership responsibilities including the operational duties of Sales and Marketing, Safety Officer, Branch Manager, and Chief Pilot. Having extensive military and commercial experience in helicopters, Mr. Groen has logged over 7,000 hours in rotor-wing and fixed-wing aircraft. He is qualified as a pilot in many American and French helicopters, and has attended Aerospatiale factory schools.

         Over the years, Mr. Groen's numerous commercial helicopter missions have involved such work as EMS (emergency medical service hospital air ambulance), power line construction and "sock line" wire pull (short of combat, the most dangerous and technically difficult helicopter operation in existence), power line and pipeline patrol, topographical survey, USGS map making, wildlife management, predator control, heard management, back country tour guides, heli-skiing, forest fire fighting, agricultural aerial application, long line seismic drill and geological survey oil exploration, and both on shore and off shore wildcat oil drilling operations. These years of commercial flying gave Mr. Groen a wealth of management and leadership experience in a variety of very demanding operational situations.

         Mr. Groen received his Certificate of Graduation in 1970 from the U.S. Army Warrant Officer Flight Training School, was awarded Army Aviator Wings and promoted to the rank of Warrant Officer. As a combat helicopter pilot and Aircraft Commander in Vietnam, he flew hundreds of combat sorties and was awarded the Air Medal. David Groen is co-author, along with his brother Jay, of a novel entitled Huey, a New York Times best seller, about a helicopter pilot in Viet Nam.

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

Officers of Subsidiary Corporations

         As stated earlier, the Registrant has two wholly-owned subsidiaries, Groen Brothers Aviation USA, Inc., and American Autogyro, Inc. James P. Mayfield is an officer of American Autogyro, Inc., serving as President and Board Member. Mr. Mayfield also serves as a non-officer Vice President of Groen Brothers Aviation USA, Inc. Robert H. H. Wilson is an officer of Groen Brothers Aviation USA, Inc., serving as Vice President, Head of Business Development, Chief Financial Officer, and Corporate Secretary.

Item 10.    Executive Compensation
-----------------------------------

         During FY 2003, no director or executive officer of the Registrant received cash compensation in excess of $100,000 Actual cash compensation for officers in FY 2003 was: David Groen $22,000, Jay Groen $0, James P. Mayfield $52,000, and Robert H. H. Wilson $26,000. At June 30, 2003, unpaid back wages due to officers as cash compensation accumulated over the past two fiscal years, were: David Groen $128,000, James P. Mayfield $77,000, and Robert H. H. Wilson $102,000. Also, at June 30, 2003, accrued director and consultancy fees due to Jay Groen amounted to $172,000.

         In addition to cash compensation, the Company has a deferred compensation plan for officers that accrues additional salary for officers, with interest at 8%, which is payable, in part or in whole, only by resolution of the Board of Directors. The Board has made no such resolution to date and does not intend to do so until it determines that such action would be prudent in the light of the Company's financial position at that time. In the event that the Board were to authorize such payments in full, the accumulated benefit, including interest to officers as a result of accrual over several years would be as follows: David Groen $1,032,000, Jay Groen $523,000(1), James P. Mayfield $622,000, and Robert H. H. Wilson $233,000.

Item 11.    Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------

         The following shows the shares of common stock owned as of June 30, 2003, by all the Directors and Officers individually and as a group. No individual investors, other than those shown, own more than five percent of the outstanding common stock. Each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned.

   Name and Address                                 Common Shares     Percent of
   of Beneficial Owner                                Ownership         Common
   -------------------                              -------------     ----------

   David Groen                                          8,822,884         8.93
   Shares personally owned.
   2640 W. California Ave., Ste. A
   Salt Lake City, UT 84104

   David Groen                                          1,743,000         1.76
   As custodian for family accounts/trusts
   2640 W. California Ave., Ste. A
   Salt Lake City, UT 84104

---------------
         (1) Jay Groen was an employee of the Company till December 31, 2000. After that, gross wage accruals ceased. Interest accrual continues until his accrued wages are paid.

   Jay Groen                                            4,684,344         4.74
   2640 W. California Ave., Ste. A
   Salt Lake City, UT 84104

   Jay Groen                                               14,158         0.01
   As custodian for family accounts/trusts
   2640 W. California Ave., Ste. A
   Salt Lake City, UT 84104

   James P. Mayfield                                       70,760         0.07
   2640 W. California Avenue
   Salt Lake City, UT 84104

   Robert H. H. Wilson                                    300,000         0.30
   2640 W. California Avenue
   Salt Lake City, UT 84104

   Robert H. H. Wilson                                    200,000         0.20
   As custodian for family accounts/trusts
   2640 W. California Avenue
   Salt Lake City, UT 84104

   All Officers and Directors                          15,835,146        16.02

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

         The above does not include common stock options owned by David Groen, Jay Groen, James Mayfield, and Robert H. H. Wilson that could have been exercised as of June 30, 2003. In summary, they have the right to purchase 6,500,000 shares, 7,450,000 shares, 7,525,000 shares, and 2,000,000 shares respectively. If such options had been exercised as of June 30, 2003, their individual ownerships (together with family and trust accounts for which they are custodians) would equal 12.35 percent, 8.79 percent, 5.50 percent, and 1.81 percent respectively. These options are specifically identified as follows (although all $0.09 options have expired by the time of publication of this report).

         David Groen holds options to purchase 1,475,000 common shares at $0.09 per share to be purchased by 2003(2), options to purchase 150,000 common shares at $1.10 per share to be purchased by 2005, options to purchase 25,000 common shares at $0.50 per share to be purchased by 2006, options to purchase 250,000 common shares at $0.63 per share to be purchased by 2006, options to purchase 2,000,000 common shares at $1.00 per share to be purchased by 2006, options to purchase 100,000 common shares at $0.25 per share to be purchased by 2007, and options to purchase 2,500,000 shares at $0.15 per share to be purchased by 2008.

         Jay Groen holds options to purchase 2,075,000 common shares at $0.09 per share to be purchased by 2003(2), options to purchase 25,000 common shares at $0.50 per share to be purchased by 2006, options to purchase 250,000 common shares at $0.63 per share to be purchased by 2006, options to purchase 2,000,000 common shares at $1.00 per share to be purchased by 2006, options to purchase 100,000 common shares at $0.25 per share to be purchased by 2007, and options to purchase 3,000,000 common shares at $0.15 per share by 2008.

         James P. Mayfield holds options to purchase 1,000,000 common shares at $0.09 per share to be purchased by 2003(2), options to purchase 3,150,000 common shares at $1.10 per share to be purchased by 2005, options to purchase 1,025,000 common shares at $0.50 per share to be purchased by 2006, options to purchase 250,000 common shares at $0.63 per share to be purchased by 2006, options to purchase 100,000 common shares at $0.25 per share to be purchased by 2007, and options to purchase 2,000,000 common shares at $0.15 per share to be purchased by 2008.

         Robert H. H. Wilson holds options to purchase 650,000 common shares at $1.10 per share to be purchased by 2006, options to purchase 250,000 common shares at $0.63 per share to be purchased by 2006, options to purchase 100,000 common shares at $0.25 per share to be purchased by 2007, and options to purchase 1,000,000 common shares at $0.15 per share to be purchased by 2008.

         At June 30, 2003, there were 18,443 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock outstanding. When originally issued, the Company was obligated on October 31, 2003, to redeem all issued and outstanding Series B Preferred shares. On October 14, 2003, in exchange for 2,500,000 warrants to purchase common shares at $.30 per common share, exercisable within three years of the date of issue, the holders of these Series B Preferred shares agreed to extend the redemption date to October 31, 2005. On the redemption date, the Company is obligated to redeem all issued and outstanding Series B Preferred shares for an amount equal to the Stated Value of $1,000 per Series B Preferred share plus all accrued but unpaid dividends thereon. The redemption price may be paid, at the Company's option, for a premium, in registered, unrestricted, freely tradeable shares of common stock of the Company with a redemption price equal to 125% of the Stated Value of the Series B Preferred shares plus 125% of all accrued but unpaid dividends thereon. See Note 9 to the consolidated financial statements regarding "Preferred Stock."

----------------
         (2) These options expired in July 2003.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The Company owes $180,000, plus accrued interest, to a company owned by Directors Jay and David Groen.

         The Company holds a note receivable in the amount of $2,400,000 from David Groen, the President of the Company. The note has a three-year maturity, maturing in November 2003, bears an interest rate of 5% per annum, and is secured by 10,000,000 shares of the Company's Series A Convertible Preferred Stock. Principal and accrued interest are due in one lump sum, upon maturity. Because the note is secured by the preferred stock that it purchased, the note appears as a Subscription Receivable in the Stockholders' Deficit section of the Balance Sheet. On May 31, 2002, the Company renegotiated the note receivable amount from $10,000,000 to $2,400,000. The renegotiated amount is retroactive, effectively reducing the accrued interest balance at May 31, 2002, from $781,000 to $187,000. The accrued interest balance as of June 30, 2003, was $317,000.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

         (a) Exhibits. The following documents are included as exhibits to this report:

Exhibit   SEC Ref.
 No.       No.        Title of Document                             Location
-------   --------    ------------------------------------------    ------------
 3.1       3          Amendment to Second Restated Articles of
                      Incorporation of Groen Brothers Aviation,
                      Inc., dated October 6, 2003.                  This Filing

10.1      10          Amendment No. 1 to Securities Exchange
                      Agreement, dated October 6, 2003, between the Company and Capital Strategies Fund, Ltd. This Filing

11.1      11          Statement Regarding Computation of Per Share
                      Earnings.                                     This Filing

17.1      17          Resignation of James P. Mayfield as a
                      Director of Groen Brothers Aviation, Inc.
                      and Groen Brothers Aviation USA, Inc.,
                      effective February 3, 2003.                   This Filing

21.1      21          Subsidiaries of the Registrant.               This Filing

23.1      23          Consent of Tanner + Co., Certified Public
                      Accountants, to incorporation by reference
                      of audit report in Form S-8.                  This Filing

31.1      31          Section 302 Certification of Chief
                      Executive Officer and Principal Financial
                      Officer.                                      This Filing

32.1      32          Section 1350 Certification of Chief
                      Executive Officer  And Principal Financial
                      Officer                                       This Filing


         (b) (1) The  following  financial  statements  are included in Part II:
Report of Independent Certified Public Accountants

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

Independent auditors' report                                                F-1


Consolidated balance sheet                                                  F-2


Consolidated statement of operations                                        F-3


Consolidated statement of stockholders' deficit                             F-4


Consolidated statement of cash flows                                        F-6


Notes to consolidated financial statements                                  F-8

Item 14.  Controls and Procedures
---------------------------------

         The Registrant's President, CEO and Treasurer, who is also the Principal Executive and Financial Officer (the "Certifying Officer"), is responsible for establishing and maintaining disclosure controls and procedures for the Registrant. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of June 30, 2003) that the design and operation of the Registrant's disclosure controls and procedures (as defined in Rule 13a- 14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Registrant's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         This Form 10-KSB contains and incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of operations and businesses of the Company. All statements, other than statements of historical facts, included in this Form 10-KSB, including those regarding market trends, the Company's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended, will, should, may, expect, anticipate, estimates, projects" or the negative thereof or variations thereon or similar terminology.

         Forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risk and uncertainty, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed hereunder and elsewhere in this Form 10-KSB. These forward-looking statements represent the Company's judgement as of the date of this Form 10-KSB. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

                                   Signatures
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Groen Brothers Aviation, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                           Groen Brothers Aviation, Inc.



          /s/David L. Groen                          Date:   October 14, 2003
         --------------------------                  ------------------------
         David L. Groen, President,
           Chief Executive Officer
           & Treasurer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


          /s/H. Jay Groen                            Date:   October 14, 2003
         ----------------------                      ------------------------
         H. Jay Groen, Director


          /s/David L. Groen                          Date:   October 14, 2003
         ------------------------                    ------------------------
         David L. Groen, Director