Form 10QSB
period 2003-09-30
GROEN BROTHERS AVIATION INC /UT/
filed 2003-11-19
CIK 870743

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                     13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2003



                          Commission file number 018958

                          GROEN BROTHERS AVIATION, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                   Utah                                           87-0489865
----------------------------------------                      ------------------
State or other jurisdiction of                                  I.R.S. Employer
Incorporation or organization                                 Identification No.

2640 W. California Ave., Suite A
Salt Lake City, Utah                                                   84104
----------------------------------------                              ---------
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
Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                                Outstanding at
         Class                                               September 30, 2003
--------------------------                                   ------------------
Common Stock, No Par Value                                      100,782,478

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheet, September 30, 2003 (unaudited).........3

            Consolidated Statement of Operations for the three months
            ended September 30, 2003 and 2002 (unaudited)......................4

            Consolidated Statement of Cash Flows for the three months
            ended September 30, 2003 and 2002 (unaudited)......................5

            Notes to Consolidated Financial Statements.........................8

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................10

Item 3. Controls and Procedures...............................................19


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

Item 3.  Defaults Upon Senior Securities......................................20

Item 4.  Submission of Matters to a Vote of Security Holders..................20

Item 5.  Other Information....................................................20

Item 6.  Exhibits and Reports on Form 8-K.....................................20

                                                   GROEN BROTHERS AVIATION, INC.

                                          Consolidated Balance Sheet (Unaudited)

                                                              September 30, 2003
--------------------------------------------------------------------------------



       Assets
       ------

Current assets:
   Cash                                                      $           87,000
   Accounts receivable                                                   10,000
   Related party notes receivable                                       137,000
   Inventories                                                          225,000
                                                             ------------------

         Current assets                                                 459,000

Property and equipment, net                                             358,000
                                                             ------------------

         Total assets                                        $          817,000
                                                             ------------------

--------------------------------------------------------------------------------

       Liabilities and Stockholders' Deficit
       -------------------------------------

Current liabilities:
   Accounts payable                                          $        1,158,000
   Accrued expenses                                                   6,431,000
   Deferred revenue                                                     527,000
   Short-term notes payable                                             810,000
   Related party notes payable                                        5,481,000
                                                             ------------------

         Total current liabilities                                   14,407,000

Long-term deferred revenue                                               25,000
Long-term debt                                                          304,000
Deposits                                                              2,699,000
Series B 15% cumulative redeemable non-voting
  preferred stock, no par value, 50,000,000
  shares authorized; 19,140 shares issued and
  outstanding                                                        22,972,000
                                                             ------------------

         Total liabilities                                           40,407,000
                                                             ------------------

Commitments and contingencies                                                 -

Stockholders' deficit:
   Common stock, no par value, 200,000,000 shares
     authorized; 100,782,478 shares issued and
     outstanding                                                     12,272,000
   Series A convertible preferred stock, no par
     value, 50,000,000 shares authorized; 10,000,000
     shares issued and outstanding (aggregate
     liquidation preference of $0)                                    2,748,000
   Series A convertible preferred stock subscription
     receivable                                                      (2,748,000)
   Accumulated deficit                                              (51,862,000)
                                                             ------------------

         Total stockholders' deficit                                (39,590,000)
                                                             ------------------

         Total liabilities and stockholders' deficit         $          817,000
                                                             ------------------


--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                                                   GROEN BROTHERS AVIATION, INC.

                                Consolidated Statement of Operations (Unaudited)

                                                Three Months Ended September 30,
--------------------------------------------------------------------------------



                                                        2003            2002
                                                  ------------------------------

Revenues                                          $      31,000   $           -
                                                  ------------------------------

Costs and expenses:
     Cost of sales                                       38,000               -
     Research and development                           449,000         466,000
     General and administrative expenses                385,000         489,000
                                                  ------------------------------

                  Total costs and expenses              872,000         955,000
                                                  ------------------------------

         Loss from operations                          (841,000)       (955,000)
                                                  ------------------------------

Other income and (expense):
     Related party interest                               2,000           2,000
     Interest and other                                  13,000          11,000
     Interest expense                                  (486,000)       (303,000)
     Series B preferred stock interest expense       (3,008,000)              -
                                                  ------------------------------

                  Net other expense                  (3,479,000)       (290,000)
                                                  ------------------------------

         Net loss before income taxes                (4,320,000)     (1,245,000)

Benefit for income taxes                                      -               -
                                                  ------------------------------

                  Net loss                        $  (4,320,000)  $  (1,245,000)
                                                  ------------------------------

Series B 15% cumulative redeemable non-voting
  preferred stock:
     Accretion                                                -      (2,036,000)
     Dividends                                                -        (601,000)
                                                  ------------------------------

                  Net loss applicable to
                  common stockholders             $  (4,320,000)  $  (3,882,000)
                                                  ------------------------------

Net loss per share - basic and diluted            $        (.04)  $        (.04)
                                                  ------------------------------

Weighted average common and common
  equivalent shares - basic and diluted              99,801,000      90,644,000
                                                  ------------------------------



--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


                                                                             GROEN BROTHERS AVIATION, INC.

                                                          Consolidated Statement of Cash Flows (Unaudited)

                                                                          Three Months Ended September 30,
----------------------------------------------------------------------------------------------------------




                                                                             2003              2002
                                                                       -----------------------------------
Cash flows from operating activities:
   Net loss                                                            $      (4,320,000)   $  (1,245,000)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization expense                                        55,000           61,000
     Common stock issued for services and expenses                                     -                -
     Common stock issued for interest                                              5,000            6,000
     Stock options issued for interest                                            40,000                -
     Interest accrued against Series B 15% cumulative
       redeemable non-voting preferred stock                                   3,008,000                -
     Interest accrued against related party note receivable                       (3,000)          (2,000)
     Interest accrued against long-term debt                                       2,000                -
     (Gain) loss on disposal of assets                                            (4,000)          21,000
     (Increase) decrease in:
       Inventories                                                              (133,000)               -
     Increase (decrease) in:
       Accounts payable                                                           86,000          (22,000)
       Accrued expenses                                                          726,000          310,000
       Deferred revenue                                                          293,000                -
                                                                       -----------------------------------

         Net cash used in
         operating activities                                                   (245,000)        (871,000)
                                                                       -----------------------------------

Cash flows from investing activities:
   Purchase of property and equipment                                                  -           (3,000)
   Sale of property, equipment and art                                             4,000            1,000
   Issuance of related party notes receivable                                          -          (30,000)
   Proceeds from sale of investment assets                                             -          100,000
                                                                       -----------------------------------

         Net cash provided by
         investing activities                                                      4,000           68,000
                                                                       -----------------------------------


----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                                                             GROEN BROTHERS AVIATION, INC.

                                                          Consolidated Statement of Cash Flows (Unaudited)
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------




                                                                             2003                2002
                                                                       -----------------------------------
Cash flows from financing activities:
   Proceeds from short-term notes payable                                              -          200,000
   Reduction of short-term notes payable                                               -          (27,000)
   Proceeds from long-term debt                                                  100,000                -
   Reduction of long-term debt                                                         -           (4,000)
   Proceeds from related party notes payable                                      26,000          118,000
   Reduction of related party notes payable                                            -           (3,000)
   Proceeds from issuance of common stock and stock options                      202,000          531,000
   Payment of commissions related to issuance of
     common stock                                                                 (4,000)         (17,000)
                                                                       -----------------------------------

         Net cash provided by
         financing activities                                                    324,000          798,000
                                                                       -----------------------------------

         Net change in cash                                                       83,000           (5,000)

Cash, beginning of period                                                          4,000           16,000
                                                                       -----------------------------------

Cash, end of period                                                    $          87,000    $      11,000
                                                                       -----------------------------------





----------------------------------------------------------------------------------------------------------

 See accompanying notes to consolidated financial statements.

                                                   GROEN BROTHERS AVIATION, INC.

                                Consolidated Statement of Cash Flows (Unaudited)
                                                                       Continued

--------------------------------------------------------------------------------


During the three months ended September 30, 2003, the Company:

o        Accrued $31,000 interest on subscription receivable.

o Paid $82,000 accrued liability with 410,000 shares of common stock and stock options.

o        Issued 500,000 shares of common stock as collateral on notes payable.

o        Paid commissions with 17,500 shares of common stock.

o        Reduced   accrued   liabilities  by  $17,000   related  to  payment  of
         commissions.


During the three months ended September 30, 2002, the Company:

o Paid $115,00 related party notes payable and $24,000 related accrued interest with 696,019 shares of common stock

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


--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                                                   GROEN BROTHERS AVIATION, INC.

                                      Notes to Consolidated Financial Statements

                                                              September 30, 2003
--------------------------------------------------------------------------------

(1) The unaudited consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2003, and the results of operations for the three months ended September 30, 2003 and 2002, and cash flows for the three months ended September 30, 2003, and 2002. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ended June 30, 2004.

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

(3) Certain amounts in the financial statements for the three months ended September 30, 2002 have been reclassified to conform with the current period presentation.



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

                                                      Three Months Ended
                                                        September 30,
                                             -----------------------------------
                                                    2003             2002
                                             -----------------------------------

Reported net loss                            $     (4,320,000)   $   (3,882,000)

Deduct: Total stock-based employee
compensation determined under fair
value based method, net of related
tax effects                                        (1,812,000)       (1,907,000)
                                             -----------------------------------

Pro forma net loss                           $     (6,132,000)   $   (5,789,000)
                                             -----------------------------------

Basic and diluted loss per share:
         As reported                         $           (.04)   $         (.04)
                                             -----------------------------------

         Pro forma                           $           (.06)   $         (.06)
                                             -----------------------------------


(5) Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued May 2003 and is effective for periods beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity.

         For the three months ended September 30, 2003, and for all periods beginning after June 15, 2003, the Company's Series B 15% Cumulative Redeemable Non-Voting Preferred Stock is to be classified as a liability because it embodies an obligation of the Company and falls within the scope of SFAS 150. Previously, the Company's Series B preferred stock was classified as equity. As a result, as of September 30, 2003 the Company's Series B preferred stock is classified as a liability. Series B preferred stock accretion and dividends have been expensed during the quarter ended September 30, 2003 as an interest cost. Previously, Series B preferred stock accretion and dividends were not expensed as an interest cost but were applied to the net loss applicable to common stockholders.

(6) The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses, the excess of current liabilities over current assets, the stockholders' deficit, and negative cash flows from operations, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on attaining future profitable operations, restructuring its financial arrangements, and obtaining additional outside financing. Management anticipates that the Company will be able to obtain additional financing sufficient to fund operations during the next fiscal year; however, there can be no assurance they will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the period reported in the accompanying condensed consolidated financial statements. The "Company" refers to the Registrant, Groen Brothers Aviation, Inc. (GBA), and its wholly- owned subsidiaries, Groen Brothers Aviation USA, Inc. (GBA USA) and American Autogyro, Inc. (AAI). Unless otherwise stated, the financial activities described herein are those of GBA USA and AAI, which were the sole operating entities during the reporting period. As noted below, AAI was incorporated by GBA during the quarter ended December 2002.

|_|      Hawk 4 Gyroplane

         The four-seat Hawk 4 Gyroplane powered by a Rolls-Royce Model 250 420shp turboprop engine is being developed to become the Company's major production aircraft. This aircraft incorporates rotor blades optimized for autorotative flight and the Company's patented rotor head with infinitely variable collective pitch control. This enables the pilot to optimize the rotor blade pitch to the existing conditions and attain a smoothly controlled ultra-short ground roll for both take-off and landing. The turbine engine further contributes to the reliability, maintainability and low operating cost characteristics of the aircraft. GBA has flown the Hawk 4 in several hundred incident-free sorties, over hundreds of hours of flight time in its pre-certification flight test program. During the first quarter of FY 2003, the Company suspended its flight testing of the Hawk 4 at its Buckeye facility in Arizona, but is intending to recommence that program as soon as funding permits.

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

         Management believes that it is in the national interest that GBA's unique gyroplane technology is developed. The terrorist actions of September 11, 2001, and later have triggered important new opportunities to use GBA's technology in new counter-terrorism applications. The new circumstance of our country, as well as other countries, is requiring sharply increased levels of vigilance by many branches of government to protect critical national assets against terrorist attack. Public Use regulations would permit the Hawk 4 to be utilized as a highly efficient, safe, and inexpensive means of providing needed surveillance by government agencies for such roles. These include border patrol as well as protection of pipelines, nuclear power plants and key transportation infrastructures for which the Hawk 4 is particularly well suited, performing such missions far more effectively, and often at far lower cost, than other air or ground vehicles.

         The Company's Business Plan is oriented in its immediate priorities toward offering the Hawk 4 Gyroplane in its already well tested form to the US government, and to governments of friendly countries. This gives GBA the opportunity to begin receiving revenues ahead of FAA certification and as a result to require a need for sharply reduced funding to permit the start of production of the Hawk 4. Consistent with this objective, GBA has been presenting the case for the Hawk 4's utility in this role to members of Congress, appropriate Federal Agencies, and to State and local agencies across the nation.

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

         As a result of demonstrating the utility of the Hawk 4 for Public Use applications at several locations in FY 2002 and FY2003, GBA has received fifty-five written statements of support from significant law enforcement agencies, representing twenty-seven states and Puerto Rico. Each of these letters indicated a desire to operate the Hawk 4 as a Public Use (pre-certification) aircraft, if funding for acquisitions were made available.

         The attempted shooting down of an Israeli commercial aircraft approaching Mombasa airport in Kenya, by Al Qaeda terrorists using Sam shoulder-mounted missiles, has made the issue of protection of commercial aircraft from such missile attacks an extremely important issue. Several proposals have been made to fit military missile defense systems to commercial aircraft, but these approaches are hugely expensive and would take years to develop and install. Significantly, however, the Kenya incident precisely fits the scenario presented by GBA as a serious risk to the Salt Lake Winter Olympics, which resulted in the Hawk 4 demonstrating its capacity to guard against such an attack. The arrest in New York of individuals attempting to import Russian SAM missiles into the United States heightens concerns about this threat.

         GBA asserts that the most practical and effective deterrent to missile attacks remains intensive patrolling by safe, low cost Hawk 4 gyroplanes. GBA has therefore approached principal government agencies, including the Transportation Security Administration (TSA) of the Department of Homeland Security, the Office of Domestic Preparedness (ODP) of the Department of

Justice, as well as representatives of airport authorities and airlines, to present the case for the Hawk 4 in this role.

         The Company is also seeking orders from foreign governments with intensive border patrol needs. Since the maintainability of the Hawk 4 Gyroplane enables it to excel in operating where infrastructure is relatively undeveloped, the potential for sales in many foreign countries is great. In the expectation of such sales, GBA has evaluated the efficiency of assembling Hawk 4 Gyroplanes in strategic overseas locations and has had discussions with several different foreign entities on possible locations.

         The Company continues to seek other opportunities to present its unique gyroplane technology to potential purchasers and investors and to broaden public recognition that the modern gyroplane has an important place in aviation.

         All Hawk 4 sales, except military which are made directly by GBA, will be conducted through the GBA dealer network. GBA has established, and is continuing to add Authorized Dealers in major cities across the United States and Canada. The Company has fifteen Authorized Dealers in major cities across the United States and Canada. There also are Authorized Dealers in Costa Rica, Ecuador, and the Bahamas. GBA Dealers will be responsible for sales, service, maintenance, and flight training. To become a dealer, aircraft deposits are given to GBA based on a quota for each metropolitan statistical area. At present, the Company has received more than 145 down payment deposits on aircraft from its dealers and private individuals. The dealers in turn take deposits from customers as orders are received.

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


|_|      AAI SparrowHawk

         During FY 2003, GBA decided to enter into the home-built gyroplane market and for this purpose formed a new wholly-owned subsidiary, American Autogyro, Inc. (AAI). These actions were taken in recognition that GBA is presenting the Hawk 4 to its potential customers as a professionally engineered example of the gyroplane as the safest form of powered flight. The Company therefore has an important vested interest in the reputation for safety of gyroplanes in general, including that of the thousands of kit-built small gyroplanes have been produced by a variety of manufacturers over many years. For the most part, these gyroplanes have not been designed and manufactured to aerospace standards, and therefore do not necessarily incorporate a full understanding of autorotative dynamics. The historic record of accident and fatality statistics for kit-built gyroplanes is thus not a measure of the inherent safety of the gyroplane.

         In the Company's FY 2003 second quarter 10-QSB filing, it was reported that, following a well publicized fatal accident in Utah of another manufacturer's small gyroplane, GBA's Board of Directors in November 2002 concluded that the reputation of gyroplanes for safety was being negatively impacted by such accidents and lives were being lost. With its unique knowledge of autorotative flight and professional aerospace engineering capabilities, GBA had both the resources to take action to address the problem and furthermore the responsibility to attempt to use those resources to alleviate the tragic consequences. Preliminary market analysis indicated that this could be done profitably. The Board therefore requested management to develop a plan to achieve these objectives.

         The Board reviewed the resulting plan and financial projections in December and approved the entry of GBA into the small (two-seat, piston engine) gyroplane market. It also concluded that a second subsidiary should be set up for this purpose, as its activities would address a different market from the larger aircraft being developed by GBA USA. GBA has therefore set up a new subsidiary, American Autogyro, Inc. (AAI), with the purposes of developing:

o Modification kits to address the most serious safety issues identified in current production small gyroplanes.

o A new small gyroplane designed to aerospace standards that would set a new standard for safety in that class of aircraft.

         Mr. Jim Mayfield was appointed President of AAI and its sole Board Member, officer and employee, with other GBA employees assigned to AAI. In light of his substantial additional responsibilities for the management of AAI, Mr. Mayfield relinquished his positions as a Board member of GBA and as Executive VP of GBA USA. He retained responsibility for the Marketing, Flight Operations, Engineering and Manufacturing departments of GBA USA with the title of VP Operations. Since the end of the first quarter of FY2004, the AAI Board has been joined by Mr. Robin Wilson and Mr. David Groen. Mr. Wilson has also been appointed as CFO and Secretary of AAI.

         GBA's announcement to the kit-built gyroplane community, through the internet, of its intention to enter the kit-built market received positive response, supporting management's belief that AAI can participate effectively and profitably in this market. AAI's first product is a Stability Augmentation Kit (SA Kit) designed for retrofit by owners to a popular kit-built gyroplane.

         Since AAI's inception:
o        AAI received its first orders for the SA Kit.
o        Completed the SA Kit design.
o        Built its first development SA Kit.
o        Installed the SA Kit on a Canadian built gyroplane.
o        Undertook extensive flight testing.
o AAI began delivering SA Kits to revenue customers in April 2003, and delivered 13 kits by the end of the first quarter of FY 2004.

         The market for a newly designed gyroplane, incorporating the stable flight characteristics of AAI's stabilization kit and also offering superior performance and comfort to that offered by competitive aircraft is much greater than that for "add-on" modification kits. AAI's focus is therefore now primarily on the production and sales of its own two-seat SparrowHawk gyroplane. AAI is proceeding as rapidly as possible with the design and manufacture of the complete kit for this aircraft. As of September 30, 2003, 25 initial orders have been received and first deliveries are expected to begin early in 2004. The AAI SparrowHawk, incorporating safety features based on aerospace standards, will offer performance, stability and comfort standards that AAI believes are superior to any competitive kit-built gyroplane in its class.

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

         AAI is placing a particular focus for such demonstrations at regional and national air shows attended by kit-built aircraft enthusiasts in this fiscal quarter. AAI and several of its dealers gave demonstrations to attendees to the Popular Rotorcraft Association Show at Mentone, Indiana, and the Experimental Aircraft Association Show at Oshkosh, Wisconsin, in July 2003.

         Management also believes that there will be two large markets in the future for AAI gyroplanes as fully assembled aircraft produced by AAI. GBA has identified a large and untapped market, both overseas and in the United States, for safe, inexpensive, reliable and effective surveillance aircraft that can operate "off airport" and are easy to maintain and fly. These qualities, all characteristics of the gyroplane being designed by AAI are expected to be very popular with law enforcement agencies around the world. GBA's discussions with ODP on gyroplane usage have emphasized the merits of the SparrowHawk as a readily available, ultra-low cost air surveillance vehicle, and the Company has been encouraged that Federal funding for this purpose may be made available to state agencies. Similarly approaches are being made to DOD for the use of the SparrowHawk for mine and bomb detection to counter those threats in Iraq, describing the suitability of the SparrowHawk for the mission, emphasizing again its extraordinary low cost and early availability in relation to other solutions.

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

|_|      Future GBA Gyrodyne Aircraft

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

         In recognition of these capabilities, GBA has presented a proposal to the Defense Advanced Research Projects Agency (DARPA) to develop a large gyrodyne to meet a critical unsatisfied need by the Defense Department. For the past three years, DOD has been seeking a vertical takeoff aircraft with lift and range capabilities that no aerospace manufacturer has been able to offer. GBA's proposal, incorporating a rotary wing on an existing fixed-wing aircraft, has received wide-ranging coverage in the aerospace press and is seeking to receive government support for further development of its GyroLifter concept. The Company has also identified possible additional applications, for example as the key logistics element of a future DOD seabasing strategy and separately, as a modern and highly effective fire-fighting vehicle capable not only of combating forest fires, but also those in high-rise buildings.

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

         The Company's longer-range plans have identified opportunities for large (18-60 seat) gyrodynes to provide commercial passenger service in short- and medium-range markets. Two recent studies lend support to the Company's belief in this respect. A NASA study presented in May 2003, identified the critical need for "runway-independent aircraft". A subsequent study by a distinguished expert panel set up by the Aeronautics and Space Engineering Board
(ASEB) of the National Research Council published its study entitled "Securing the Future of U.S. Transportation; A System in Peril". This demonstrated a coming crisis from a lack of adequate runway and air traffic control capacity. The Company has discussed with major aerospace companies the merits of its GyroLiner, pointing to the fact that approximately 30% of current commercial aircraft movements could be operated by runway- and ATC-independent GyroLiners, thereby freeing that capacity for additional longer-haul flights.

Patents

         GBA presently owns U.S. and international patents which relate to collective pitch and flight controls. The important element of these patents is collective pitch control on a semi-rigid, teetering rotor head for gyroplanes. This is different from similar sounding claims for helicopters as this concept has never before been applied to gyroplanes. The patent claims are written very broadly, which makes it difficult to design around them, and the patent process is ongoing. The Company adds claims as improvements are made to the rotor head, which extends the patent life. GBA's patent opportunity existed because of a fifty-year hiatus in development in gyroplane technology.

Properties

         The Company leases its development/manufacturing facility located at 2640 W. California Avenue, Suite A, Salt Lake City, UT 84104-4593. This property of approximately 25,000 square feet, houses its Headquarters and its administrative offices and within this facility it has assembled the Hawk 4 prototypes and produced parts for the SparrowHawk. In addition, the Company leases a flight facility in Buckeye Airport, Arizona, of approximately 12,000 square feet, which it manages on behalf of the Airport Authority. All flight testing of the Company's aircraft takes place at Buckeye as well as some parts manufacture and assembly of the AAI SparrowHawk products. AAI's headquarters are located at this facility.

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

Results of Operations

         Revenues

         Comparing the three months ended September 30, 2003, to the same period ended September 30, 2002, total revenues increased to $31,000 from $0. For the three months ended September 30, 2003, the revenues were comprised of $29,000 from sales of modification kits, $2,000 from flight training. There were no revenues from these sources during the three months ended September 30, 2002. Advance deposits of $485,000 included in deferred revenue from AAI customers and AAI Dealers at September 30, 2003, for modification kits and SparrowHawk Gyroplane kits, have added significantly to overall cash flow. While less in dollar amount, flight training revenue will be an ongoing addition to Company cash flow. During FY 2004, the Company will be progressively increasing its focus on satisfying a growing demand for the modification kits and SparrowHawk Gyroplane kits and other gyroplane and gyrodyne development.

         Expenses

         Comparing the three months ended September 30, 2003, to the same period ended September 30, 2002, cost of sales increased to $38,000 from $0. This was due to the costs associated with the sales of modification kits. The Company experienced a negative gross profit on the modification kits because of the nonrecurring and "learning curve" costs that are normally experienced in the introductory production of a new product. During later quarters of FY 2004, the Company expects to reap the benefits of lower production costs because of increased production efficiencies that come with experience and economies of scale, yielding a positive gross profit on this product.

         Comparing the three months ended September 30, 2003, to the same period ended September 30, 2002, research and development expenses decreased to $449,000 from $466,000. This decrease was due primarily to a reduction in research and development payroll as the work emphasis shifted almost entirely from constructing the Hawk 4 and RevCon 6 to work on AAI modification kits and the AAI SparrowHawk Gyroplane.

         Comparing the three months ended September 30, 2003, to the same period ended September 30, 2002, general and administrative expenses decreased to $385,000 from $489,000. This decrease was due partially to a reduction in general and administrative payroll related expenses and a general reduction in general and administrative purchasing in the three months ended September 30, 2003, compared to the three months ended September 30, 2002.

         Other Income and Expenses

         Comparing the three months ended September 30, 2003, to the same period ended September 30, 2002, related party interest was unchanged, amounting to $2,000.

         Comparing the three months ended September 30, 2003, to the same period ended September 30, 2002, interest and other income increased to $13,000 from $11,000. This increase primarily was due to an increase in income from demonstration flights at air shows.

         Comparing the three months ended September 30, 2003, to the same period ended September 30, 2002, interest expense increased to $486,000 from $303,000. This was due to an increase in accrued interest on notes payable, on accrued payroll, and on vendor payables.

         Comparing the three months ended September 30, 2003 Series B Preferred Stock interest expense increased to $3,008,000 from $0. This increase was due to the adoption of Statement of Financial Accounting Standards No. 150.

         Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued May 2003 and is effective for periods beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity.

         For the three months ended September 30, 2003, and for all periods beginning after June 15, 2003, the Company's Series B 15% Cumulative Redeemable Non-Voting Preferred Stock is to be classified as a liability because it embodies an obligation of the Company and falls within the scope of SFAS 150. Previously, the Company's Series B preferred stock was classified as equity. As a result, as of September 30, 2003 the Company's Series B preferred stock is to be classified as a liability. Series B preferred stock accretion and dividends have been expensed during the quarter ended September 30, 2003 as an interest cost. Previously, Series B preferred stock accretion and dividends were not expensed as an interest cost but were applied to the net loss applicable to common stockholders.

         Net Earnings

         During the three months ended September 30, 2003, the Company continued to record losses as it continued the transition toward full marketing and manufacturing of the Hawk Gyroplane series, and as it manufactured and sold AAI modification kits and continued designing of the SparrowHawk Gyroplane. For the three months ended September 30, 2003, the net loss from operations was $841,000, the net loss was $4,320,000, and the net loss applicable to common stockholders was $4,320,000. Comparatively, for the three months ended September 30, 2002, the net loss from operations was $955,000, the net loss was $1,245,000, and the net loss applicable to common stockholders was $3,882,000. In FY 2002, the additional net loss applicable to common stockholders is due to accretion in the value of the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock and dividends on that stock. The increase in the net loss in FY 2003 over FY 2002 is due primarily to the reclassification of the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock as a long-term liability, which resulted in the classification of associated dividends and accretion as interest cost.

Liquidity and Capital Resources

         The Company's subsidiary, AAI, set up in FY 2003, has entered the market for both modification kits to improve the stability of small gyroplanes produced by other manufacturers, and the home built market with its own SparrowHawk two-seat gyroplane. These markets typically make substantial advance down payments on orders, which will accelerate AAI's ability to become cash flow positive. Furthermore, AAI is continuing the process of setting up an extensive dealer network for the sale and product support of these modification kits and of its own SparrowHawk Gyroplane kit. Fees from dealership sales and advance customer deposits for future deliveries of modification kits and SparrowHawk Gyroplane kits are contributing significantly to AAI's initial cash flow. At September 30, 2003, advance deposits from customers of AAI amounted to $485,000, which are included in the balance sheet under the caption "Deferred revenue".

         Meanwhile, as previously reported, following the economic downturn and its impact on the aerospace industry of 9/11, the Company's fund-raising activities in the venture capital market were seriously impaired, resulting in active development of its Hawk 4 Gyroplane for commercial certification being deferred. The Company, however, continues actively to seek sales and funding for Public Use applications of the Hawk 4 as well as the SparrowHawk.

         In the face of continuing fund-raising difficulties, in FY 2002 and FY 2003, the Company successfully approached many of its principal vendors requesting that they accept a stretching out of payments beyond their normal terms. As a result, the Company is servicing much of its pre-November 2001, obligations to vendors utilizing a combination of repayment plans which include monthly payments for smaller vendor liabilities and promissory notes for larger vendor liabilities. Certain of the promissory notes have expired and are thus technically in default. The Company is, however, in negotiation with those vendors and is seeking to reach agreement with each vendor either to extend the existing note or to a payment plan satisfactory to the parties.

         During the first quarter of FY 2004, $202,000 was raised through the sale of equity. The Company also has raised $126,000 (net of reduction) in Notes Payable. Increases in accrued expenses also reduced cash requirements by $726,000, and of this amount $150,000 was the deferral of officer salaries. This funding was, however, insufficient to offset a further deterioration in the Company's working capital deficit (net of amounts owed to current and former officers) from $10.9 million at June 30, 2003, to $11.6 million at September 30, 2003.

         As a result the Company has continued to fall behind in payments to its creditors, including tax obligations to the Federal and State governments. Discussions with potential investors, each of which would enable these obligations to be met, are ongoing and the Company is working toward an early resolution.

         The Company is seeking to raise sufficient funds during fiscal year 2004 to enact its new business plan that relies heavily on sales of the American Autogyro SparrowHawk and sales of the Hawk 4 Gyroplane to Public Use government entities.

         The Company is currently in the process of concluding an agreement that provides to the Company additional funding through the issuance of Series B preferred stock in an amount that the Company expects will enable it to satisfy essentially all of its obligations in default at the end of the quarter. In addition, this funding will enable work to be recommenced to complete the testing of the Hawk 4 for Public Use applications and to pursue sales and funding of its gyrodyne applications.

         There can be no guarantee or assurance that the Company will be successful in its ability to generate revenue or to raise capital at favorable rates or at all.

         Management does not anticipate that revenues or expenses will be materially affected by inflation during fiscal year 2004.

Item 3.  Controls and Procedures
-------  -----------------------

         (A) Evaluation of disclosure controls and procedures

         Based on their evaluations as of September 30,2003, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

         (B) Changes in internal controls

         There were no significant changes in the Company's internal controls or in other factors that occurred during the quarter ended September 30, 2003 that materially affected or are reasonably likely to affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
------   -----------------

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

         The Company previously reported that it was a defendant in a suit in the State of New York in the matter of a public relations company that alleged non-payment for services allegedly provided to the Company pursuant to a certain letter agreement between the plaintiff and the Company. This action has been settled out of court on terms acceptable to both parties. During the second quarter of FY 2004, as a result of this settlement, the Company has reduced the liability due to the public relations company by approximately $75,000.

Item 2.  Changes in the Securities of the Company.  None.
------   ------------------------------------------------

Item 3.  Defaults Upon Senior Securities.  None.
------   ---------------------------------------

Item 4.  Matters Submitted to a Vote of Security Holders.  None.
------   -------------------------------------------------------

Item 5.  Other Information.  None.
------   -------------------------

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

         Exhibit 31.1 Certification pursuant to 13A-14 of Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.1 Certification pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Forward Outlook and Risks
-------------------------

         The Company, from time to time, may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in any of the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: (a) the failure to obtain additional borrowed and/or equity capital on favorable terms for acquisitions and expansion; (b) adverse changes in federal and state laws, or other matters affecting the Company's business; (C)) the demand for the Company's products and services; and (d) other risks detailed in the Company's Securities and Exchange Commission filings.

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


Date: November 19, 2003               GROEN BROTHERS AVIATION, INC.
-----------------------               -----------------------------



                                      By: /s/David Groen
                                      -----------------------------------------
                                      David Groen, President,
                                      Chief Executive Officer and Treasurer
                                      (Principal Executive & Financial Officer)