Form 10QSB
period 2003-12-31
GROEN BROTHERS AVIATION INC /UT/
filed 2004-02-17
CIK 870743

FORM 10-QSB


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003



                          Commission file number 018958

                          GROEN BROTHERS AVIATION, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                   Utah                                           87-0489865
------------------------------------------                    -----------------
State or other jurisdiction of                                I.R.S. Employer
Incorporation or organization                                 Identification No.

2640 W. California Ave., Suite A
Salt Lake City, Utah                                                84104
------------------------------------------                         ---------
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
Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                           Outstanding at
        Class                                             December 31, 2003
--------------------------                                ------------------
Common Stock, No Par Value                                  108,254,753

                          GROEN BROTHERS AVIATION, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet, December 31, 2003
         (unaudited)...........................................................3

         Condensed Consolidated Statement of Operations for the
         three months ended December 31, 2003 and 2002 (unaudited).............4

         Condensed Consolidated Statement of Operations for the six
         months ended December 31, 2003 and 2002 (unaudited)...................5

         Condensed Consolidated Statement of Cash Flows for the six
         months ended December 31, 2003 and 2002 (unaudited)...................6

         Notes to Condensed Consolidated Financial Statements..................8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................13

Item 3.  Controls and Procedures..............................................22


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................23

Item 2.  Changes in Securities and Use of Proceeds............................23

Item 3.  Defaults Upon Senior Securities......................................23

Item 4.  Submission of Matters to a Vote of Security Holders..................23

Item 5.  Other Information....................................................23

Item 6.  Exhibits and Reports on Form 8-K.....................................24

SIGNATURES....................................................................25

                                                   GROEN BROTHERS AVIATION, INC.
                                Condensed Consolidated Balance Sheet (Unaudited)

                                                               December 31, 2003
--------------------------------------------------------------------------------



       Assets
       ------

Current assets:
   Cash                                                       $          594,000
   Accounts receivable                                                     5,000
   Related party notes receivable                                        162,000
    Prepaid expenses                                                       8,000
   Inventories                                                           461,000
                                                              ------------------

         Current assets                                                1,230,000

Property and equipment, net                                              317,000
                                                              ------------------

         Total assets                                         $        1,547,000
                                                              ------------------

--------------------------------------------------------------------------------

       Liabilities and Stockholders' Deficit
       -------------------------------------

Current liabilities:
   Accounts payable                                          $          645,000
   Accrued expenses                                                   5,894,000
   Deferred revenue                                                     674,000
   Short-term notes payable                                             718,000
   Related party notes payable                                        5,366,000
                                                             ------------------

         Total current liabilities                                   13,297,000

Long-term deferred revenue                                               25,000
Long-term debt                                                          600,000
Deposits                                                              2,655,000
Series B 15% cumulative redeemable non-voting
  preferred stock, no par value, 50,000,000 shares
 authorized; 28,164 shares issued and outstanding                    27,273,000
                                                             ------------------

         Total liabilities                                           43,850,000
                                                             ------------------

Commitments and contingencies                                                 -

Stockholders' deficit:
   Common stock, no par value, 200,000,000 shares
     authorized; 108,254,753 shares issued and
     outstanding                                                     15,766,000
   Accumulated deficit                                              (58,069,000)
                                                             ------------------

         Total stockholders' deficit                                (42,303,000)
                                                             ------------------

         Total liabilities and stockholders' deficit         $        1,547,000
                                                             ------------------


--------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.         3

                                                   GROEN BROTHERS AVIATION, INC.
                      Condensed Consolidated Statement of Operations (Unaudited)

                                                 Three Months Ended December 31,
--------------------------------------------------------------------------------


                                                      2003             2002
                                                 -------------------------------

Revenues                                         $       56,000  $            -
                                                 -------------------------------

Costs and expenses:
     Cost of sales                                       30,000               -
     Research and development                           373,000         433,000
     General and administrative expenses                326,000         401,000
                                                 -------------------------------

                  Total costs and expenses              729,000         834,000
                                                 -------------------------------

         Loss from operations                          (673,000)       (834,000)
                                                 -------------------------------

Other income and (expense):
     Related party interest                               3,000           3,000
     Interest and other                                  11,000          59,000
     Interest expense                                  (418,000)       (287,000)
     Series B preferred stock interest expense       (2,121,000)              -
                                                 -------------------------------

                  Net other expense                  (2,525,000)       (225,000)
                                                 -------------------------------

         Net loss before income taxes                (3,198,000)     (1,059,000)

Benefit for income taxes                                      -               -
                                                 -------------------------------

                  Net loss                       $   (3,198,000) $   (1,059,000)
                                                 -------------------------------

Series B 15% cumulative redeemable non-voting
  preferred stock:
     Accretion                                                -      (2,071,000)
     Dividends                                                -        (625,000)
                                                 -------------------------------

                  Net loss applicable to
                  common stockholders            $   (3,198,000) $   (3,755,000)
                                                 -------------------------------

Net loss per share - basic and diluted           $         (.03) $         (.04)
                                                 -------------------------------

Weighted average common and common
  equivalent shares - basic and diluted             104,553,000       94,729,000
                                                 -------------------------------


--------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.         4

                                                   GROEN BROTHERS AVIATION, INC.
                      Condensed Consolidated Statement of Operations (Unaudited)

                                                   Six Months Ended December 31,
--------------------------------------------------------------------------------


                                                       2003            2002
                                                 -------------------------------

Revenues                                         $       87,000  $            -
                                                 -------------------------------

Costs and expenses:
     Cost of sales                                       68,000               -
     Research and development                           822,000         899,000
     General and administrative expenses                711,000         890,000
                                                 -------------------------------

                  Total costs and expenses            1,601,000       1,789,000
                                                 -------------------------------

         Loss from operations                        (1,514,000)     (1,789,000)
                                                 -------------------------------

Other income and (expense):
     Related party interest                               5,000           5,000
     Interest and other                                  24,000          70,000
     Interest expense                                  (904,000)       (590,000)
     Series B preferred stock interest expense       (5,130,000)              -
                                                 -------------------------------

                  Net other expense                  (6,005,000)       (515,000)
                                                 -------------------------------

         Net loss before income taxes                (7,519,000)     (2,304,000)

Benefit for income taxes                                      -               -
                                                 -------------------------------

                  Net loss                       $   (7,519,000) $   (2,304,000)
                                                 -------------------------------

Series B 15% cumulative redeemable non-voting
   preferred stock:
     Accretion                                                -      (4,107,000)
     Dividends                                                -      (1,226,000)
                                                 -------------------------------

                  Net loss applicable to
                  common stockholders            $   (7,519,000) $   (7,637,000)
                                                 -------------------------------

Net loss per share - basic and diluted           $         (.07) $         (.08)
                                                 -------------------------------

Weighted average common and common
  equivalent shares - basic and diluted             102,376,000       92,515,000
                                                 -------------------------------


--------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.         5


                                                                             GROEN BROTHERS AVIATION, INC.
                                                Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                                             Six Months Ended December 31,
----------------------------------------------------------------------------------------------------------




                                                                             2003              2002
                                                                       -----------------------------------
Cash flows from operating activities:
   Net loss                                                            $      (7,519,000)   $   (2,304,000)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization expense                                       100,000           122,000
     Common stock issued for interest                                              7,000             6,000
     Stock options and warrants issued for interest                              276,000                 -
     Interest accrued against Series B 15% cumulative
       redeemable non-voting preferred stock                                   5,130,000                 -
     Interest accrued against related party notes receivable                      (5,000)           (5,000)
     Interest accrued against long-term debt                                      20,000                 -
     (Gain) loss on disposal of assets                                            (4,000)          (20,000)
     (Increase) decrease in:
            Accounts receivable                                                    5,000            (4,000)
            Prepaid expenses                                                       4,000            25,000
       Inventories                                                              (369,000)                -
     Increase (decrease) in:
       Accounts payable                                                         (417,000)           28,000
       Accrued expenses                                                          176,000           791,000
       Deferred revenue                                                          440,000                 -
            Deposits                                                             (44,000)            5,000
                                                                       -----------------------------------
         Net cash used in
         operating activities                                                 (2,200,000)       (1,356,000)
                                                                       -----------------------------------

Cash flows from investing activities:
   Purchase of property and equipment                                             (4,000)           (3,000)
   Proceeds from sale of property and equipment                                    4,000             1,000
   Issuance of related party notes receivable                                    (23,000)          (31,000)
    Collections of related party notes receivable                                      -             2,000
   Proceeds from sale of investment assets                                             -           100,000
    Proceeds from sale of research and development equipment                           -            41,000
                                                                       -----------------------------------
         Net cash provided by (used in)
         investing activities                                                    (23,000)          110,000
                                                                       -----------------------------------


                                                                                                 Continued


                                                                                                         6


                                                                              GROEN BROTHERS AVIATION, INC.
                                                Condensed Consolidated Statement of Cash Flows (Unaudited)
                                                                                                 Continued

                                                                             Six Months Ended December 31,
----------------------------------------------------------------------------------------------------------


                                                                              2003               2002
                                                                       -----------------------------------
Cash flows from financing activities:
   Proceeds from short-term notes payable                                              -            30,000
   Reduction of short-term notes payable                                         (90,000)          (31,000)
   Proceeds from long-term debt                                                  380,000                 -
   Reduction of long-term debt                                                         -           (13,000)
   Proceeds from related party notes payable                                      72,000           445,000
   Reduction of related party notes payable                                      (61,000)          (31,000)
   Proceeds from issuance of common stock and stock options                      523,000           850,000
   Payment of commissions related to issuance of                                 (11,000)          (18,000)
     common stock
    Proceeds from issuance of Series B preferred stock                         2,000,000                 -
                                                                       -----------------------------------
         Net cash provided by
         financing activities                                                  2,813,000         1,232,000
                                                                       -----------------------------------

         Net change in cash                                                      590,000           (14,000)

Cash, beginning of period                                                          4,000            16,000
                                                                       -----------------------------------

Cash, end of period                                                    $         594,000    $        2,000
                                                                       -----------------------------------

                                                                                                         7

                                                   GROEN BROTHERS AVIATION, INC.
                            Notes to Condensed Consolidated Financial Statements

                                              Six Months Ended December 31, 2003
--------------------------------------------------------------------------------

(1) Basis of Presentation: The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2003, and the results of operations for the three months and six months ended December 31, 2003 and 2002, and cash flows for the six months ended December 31, 2003, and 2002. The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2004.

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses, the excess of current liabilities over current assets, the stockholders' deficit, and negative cash flows from operations, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on attaining future profitable operations, restructuring its financial arrangements, and obtaining additional outside financing. Management anticipates that the Company will be able to obtain additional financing sufficient to fund operations during the next fiscal year; however, there can be no assurance they will be successful. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2) Loss per Share: The computation of basic net loss per common share is computed using the weighted average number of common shares outstanding during each period. The computation of diluted net loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year, as well as common shares issuable upon the conversion of debt and preferred stock to common stock. Common stock equivalents were not included in the diluted loss per share calculation because the effect would have been antidilutive.

(3) Reclassifications: Certain amounts in the financial statements for the three months and six months ended December 31, 2002 have been reclassified to conform with the current period presentation.

(4) Stock Based Compensation: The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements for stock options granted to employees. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as indicated below:

                                                          Three Months Ended
                                                             December 31,
                                                    ----------------------------
                                                         2003            2002
                                                    ----------------------------

Reported net loss                                   $  (3,198,000) $ (3,755,000)

Deduct: Total stock-based employee compensation
determined under fair value based method, net of
related tax effects                                        (1,000)       (8,000)
                                                    ----------------------------

Pro forma net loss                                  $  (3,199,000)  $(3,763,000)
                                                    ----------------------------

Basic and diluted loss per share:
     As reported                                    $        (.03)  $      (.04)
                                                    ----------------------------

     Pro forma                                      $        (.03)  $      (.04)
                                                    ----------------------------


                                                            Six Months Ended
                                                              December 31,
                                                    ----------------------------
                                                        2003             2002
                                                    ----------------------------

Reported net loss                                   $  (7,519,000)  $(7,637,000)

Deduct: Total stock-based employee compensation
determined under fair value based method, net of
related tax effects                                    (1,813,000)   (1,915,000)
                                                    ----------------------------

Pro forma net loss                                  $  (9,332,000)  $(9,552,000)
                                                    ----------------------------

Basic and diluted loss per share:
     As reported                                    $        (.O7)  $      (.08)
                                                    ----------------------------

     Pro forma                                      $        (.09)  $      (.10)
                                                    ----------------------------

(5) Recently Issued Accounting Standards: Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued May 2003 and is effective for periods beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity.

         For the six months ended December 31, 2003, and for all periods beginning after June 15, 2003, the Company's Series B 15% Cumulative Redeemable Non-Voting Preferred Stock is classified as a liability because it embodies an obligation of the Company and falls within the scope of SFAS 150. Previously, the Company's Series B preferred stock was classified as equity. As a result, at December 31, 2003 the Company's Series B preferred stock is classified as a liability. Series B preferred stock accretion and dividends have been expensed during the three months and six months ended December 31, 2003 as an interest cost. Previously, Series B preferred stock accretion and dividends were not expensed as an interest cost, but were applied to the net loss applicable to common stockholders.

(6) Series A Convertible Preferred Stock: During the year ended June 30, 2001, the President of the Company acquired 10,000,000 shares of Series A Convertible Preferred Stock in exchange for a note receivable in the amount of $2,400,000. The note and related accrued interest receivable were recorded as a subscription receivable in the Stockholders' Deficit section of the Consolidated Balance Sheet. The note bore interest at 5% per annum, and matured in November 2003. The President of the Company returned the 10,000,000 preferred shares to the Company prior to maturity of the note in full payment of the subscription receivable, which totaled $2,760,000.

(7) Series B Convertible Preferred Stock: In November 2003, The Company issued 8,000 shares of Series B 15% Cumulative Non-Voting Preferred Stock for $2,000,000 cash.

(8)      Supplemental Statement of Cash Flows Information:


         During the six months ended December 31, 2003, the Company:

         o    Accrued $43,000 interest on subscription receivable.

         o Received 10,000,000 shares of Series A preferred stock in payment of subscription receivable of $2,760,000.

         o Converted $100,000 of related party notes receivable and $79,000 of accrued interest payable into 179 shares of Series B preferred stock.

         o Paid $24,000 of accounts payable with 120,000 shares of common stock.

         o Issued 500,000 shares of common stock as collateral on notes payable.

         o Issued 6,125,000 additional shares of common stock upon exercise of stockholder put option.

         o    Paid commissions with 37,500 shares of common stock.

         o Increased accrued liabilities by $9,000 related to payment of commissions.

         During the six months ended December 31, 2002, the Company:

         o Paid $115,000 related party notes payable and $24,000 related accrued interest with 696,019 shares of common stock.

         o Paid dividends of $1,226,000 on Series B preferred stock through the issuance of 1,226 shares of Series B preferred stock which reduced common stock by $1,226,000.

         o Paid $15,000 of accounts payable and $6,000 interest expense with 98,368 shares of common stock.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods reported in the accompanying condensed consolidated financial statements. The "Company" refers to the Registrant, Groen Brothers Aviation, Inc. (GBA), and its wholly-owned subsidiaries, Groen Brothers Aviation USA, Inc. (GBA USA) and American Autogyro, Inc. (AAI). Unless otherwise stated, the financial activities described herein are those of GBA USA and AAI, which were the sole operating entities during the reporting period. As noted below, AAI was incorporated by GBA during the quarter ended December 2002.

         During the quarter ended December 31, 2003, the Company's operating focus has been directed to the final development of the SparrowHawk gyroplane designed and manufactured by its AAI subsidiary. The initial market for this two-seat piston engine powered aircraft lies with builders of home-built aircraft from kits supplied by AAI. The AAI SparrowHawk, incorporating safety features based on aerospace standards, will offer performance, stability and comfort standards that AAI believes are superior to any competitive kit-built gyroplane in its class. Management also believes that there will be two large markets in the future for AAI gyroplanes as fully assembled aircraft produced by AAI.

         GBA has identified a large and untapped market, both overseas and in the United States, for safe, inexpensive, reliable and effective surveillance aircraft that can operate "off airport" and are easy to maintain and fly. These qualities, all characteristics of the gyroplane being designed by AAI are expected to be very popular with law enforcement agencies around the world. GBA's discussions with Office of Domestic Preparedness (ODP) on gyroplane usage have emphasized the merits of the SparrowHawk as a readily available, ultra-low cost air surveillance vehicle, and the Company has been encouraged that Federal funding for this purpose is being made available to state agencies. Similarly approaches are being made to the Department of Defense (DOD) for the use of the SparrowHawk for mine and bomb detection to counter those threats in Iraq, describing the suitability of the SparrowHawk for the mission, emphasizing again its extraordinary low cost and early availability in relation to other solutions.

         A second emerging market likely to arise within the United States as a result of the forthcoming Federal Aviation Administration (FAA) definition of a new category of aircraft is the Light Sports Aircraft (LSA) category. The FAA has not yet decided, but if gyroplanes are included in the LSA category, which the Company believes is possible, the Company believes that its product designs will be well suited to this market and be capable of conforming to the new regulations.

         An intensive marketing program for AAI products is being developed. As of December 31, 2003, 33 initial orders for SparrowHawk gyroplane kits have been received, with first deliveries expected prior to the end of fiscal year 2004. In addition, 21 AAI dealerships have been established, 16 in the United States and 5 overseas.

         GBA is continuing to offer its four-seat Hawk 4 Gyroplane powered by a Rolls-Royce Model 250 420shp turboprop engine which has been developed to become the Company's major production aircraft. GBA has flown the Hawk 4 in several hundred incident-free sorties, over hundreds of hours of flight time in its pre-certification flight test program. The Company's Business Plan is oriented in its immediate priorities toward offering the Hawk 4 Gyroplane in its already well tested form to the US government, and to governments of friendly countries. This would give GBA the opportunity to begin receiving revenues ahead of FAA certification and as a result to require a need for sharply reduced funding to permit the start of production of the Hawk 4. Consistent with this objective, GBA has been presenting the case for the Hawk 4's utility in this role to members of Congress, appropriate Federal Agencies, and to State and local agencies across the nation.

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

         During the first quarter of fiscal year 2003, the Company suspended its flight testing of the Hawk 4 at its Buckeye facility in Arizona, but is intending to recommence that program as soon as funding permits. The Company is continuing to market this aircraft for Public Use applications, particularly Homeland Defense, and is seeking orders within the Federal 2005 Budget . The Company is confident that the safety, reliability, maneuverability and low operating cost of the Hawk 4 will permit it to perform competitively with helicopters (and airplanes) for many missions requiring low, slow flight, but without the requirement for a runway for take-off or landing.

         Management believes that it is in the national interest that GBA's unique gyroplane technology is developed. The terrorist actions of September 11, 2001 and later have triggered important new opportunities to use GBA's technology in new counter-terrorism applications. The new circumstance of our country, as well as other countries, is requiring sharply increased levels of vigilance by many branches of government to protect critical national assets against terrorist attack. Public Use regulations would permit the Hawk 4 to be utilized as a highly efficient, safe, and inexpensive means of providing needed surveillance by government agencies for such roles. These include border patrol as well as protection of pipelines, nuclear power plants and key transportation infrastructures for which the Hawk 4 is particularly well suited, performing such missions far more effectively, and often at far lower cost, than other air or ground vehicles.

         The Company continues to seek other opportunities to present its unique gyroplane technology to potential purchasers and investors and to broaden public recognition that the modern gyroplane has an important place in aviation. Furthermore, GBA's technology is fully scalable and readily adaptable to the gyroplane's derivative form, the gyrodyne, a rotary wing aircraft that uses "tipjets" for short duration power permitting pure vertical takeoff and landing and the capability to hover. During the en route portion of the flight the tipjets are turned off and the gyrodyne flies as a gyroplane in autorotation. Such an aircraft is capable of both lifting a substantial payload in gyrodyne mode and covering substantial range as a gyroplane. The technical validity of this concept was demonstrated by the British Fairey Rotodyne in the 1960's. With the application of modern technology developed either by GBA or in the public domain, the concept is ready to be turned into a highly utilitarian aircraft.

         In recognition of these capabilities, GBA has presented a proposal to the Defense Advanced Research Projects Agency (DARPA) to develop a large gyrodyne to meet a critical unsatisfied need by the Defense Department. For the past three years, DOD has been seeking a vertical takeoff aircraft with lift and range capabilities that no aerospace manufacturer has been able to offer. GBA's proposal, incorporating a rotary wing on an existing fixed-wing aircraft, has received wide-ranging coverage in the aerospace press and is seeking to receive government support for further development of its GyroLifter concept. The Company has also identified possible additional applications, for example as the key logistics element of a future DOD seabasing strategy and separately, as a modern and highly effective firefighting vehicle capable not only of combating forest fires, but also those in high-rise buildings.

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

         The Company's longer-range plans have identified opportunities for large (18-60 seat) gyrodynes to provide commercial passenger service in short- and medium-range markets. Two recent studies lend support to the Company's belief in this respect. A NASA study presented in May 2003, identified the critical need for "runway-independent aircraft." A subsequent study by a distinguished expert panel set up by the Aeronautics and Space Engineering Board
(ASEB) of the National Research Council published its study entitled "Securing the Future of U.S. Transportation; A System in Peril." This demonstrated a coming crisis from a lack of adequate runway and air traffic control capacity. The Company has discussed with major aerospace companies the merits of its GyroLiner, pointing to the fact that approximately 30% of current commercial aircraft movements could be operated by runway- and ATC-independent GyroLiners, thereby freeing that capacity for additional longer-haul.

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

Results of Operations

         Revenues

         Comparing the three months ended December 31, 2003 to the same period ended December 31, 2002, total revenues increased to $56,000 from $0. For the three months ended December 31, 2003, the revenues were comprised of $7,000 from sales of modification kits, $7,000 from flight training, and $42,000 from subcontract manufacturing. There were no revenues from these sources during the three months ended December 31, 2002. Comparing the six months ended December 31, 2003 to the same period ended December 31, 2002, total revenues increased to $87,000 from $0. For the six months ended December 31, 2003, the revenues were comprised of $36,000 from sales of modification kits, $9,000 from flight training, and $42,000 from subcontract manufacturing.

         At December 31, 2003, advanced deposits of $674,000 included in deferred revenue from AAI customers and AAI Dealers for modification kits and SparrowHawk Gyroplane kits, have added significantly to overall cash flow. During fiscal year 2004, the Company will be progressively increasing its focus on satisfying a growing demand for SparrowHawk Gyroplane kits, and, to a lesser extent, for modification kits. The Company expects the first deliveries of complete SparrowHawk kits will occur prior to the end of fiscal year 2004. While less in dollar amount, flight training revenue will be an ongoing addition to Company cash flow. The Company does not consider subcontract manufacturing revenues as a significant future source of ongoing revenue to the Company.

         Costs and Expenses

         Comparing the three months ended December 31, 2003 to the same period ended December 31, 2002, cost of sales increased to $30,000 from $0. This was due to the costs associated with the sales of modification kits and the subcontract manufacturing. Comparing the six months ended December 31, 2003 to the same period ended December 31, 2002, cost of sales increased to $68,000 from $0. The Company has experienced a negative gross profit on the modification kits because of the nonrecurring and "learning curve" costs that are normally experienced in the introductory production of a new product. For the remainder of fiscal year 2004, the Company anticipates that lower production costs for modification kits will result from increased production efficiencies that come with experience and economies of scale, yielding a positive gross profit on this product. The condensed consolidated statements of operations for the three and six months ended December 31, 2003 reported a gross margin on sales. However, this margin was attributed primarily to the subcontract manufacturing revenue.

         Comparing the three months ended December 31, 2003 to the same period ended December 31, 2002, research and development expenses decreased to $373,000 from $433,000. Comparing the six months ended December 31, 2003 to the same period ended December 31, 2002, research and development expenses decreased to $822,000 from $899,000. These decreases were due primarily to a reduction in research and development payroll as the work emphasis shifted almost entirely from developing the Hawk 4 and RevCon 6 to work on AAI modification kits and the AAI SparrowHawk Gyroplane.

         Comparing the three months ended December 31, 2003 to the same period ended December 31, 2002, general and administrative expenses decreased to $326,000 from $401,000. Comparing the six months ended December 31, 2003 to the same period ended December 31, 2002, general and administrative expenses decreased to $711,000 from $890,000. These decreases were due partially to a reduction in general and administrative payroll related expenses and a general reduction in general and administrative purchasing in an effort to conserve limited cash resources for planned production of SparrowHawk kits and related sales and marketing initiatives.

         Other Income and Expenses

         Comparing the three months ended December 31, 2003, to the same period ended December 31, 2002, related party interest income was unchanged, amounting to $3,000. Similarly, related party interest income for the six months ended December 31, 2003 compared to the same period ended December 31, 2002 was unchanged, amounting to $5,000.

         Comparing the three months ended December 31, 2003 to the same period ended December 31, 2002, interest and other income decreased to $11,000 from $59,000. Comparing the six months ended December 31, 2003 to the six months ended December 31, 2002, interest and other income decreased to $24,000 from $70,000. These decreases primarily were due to incidental sales of certain materials and parts of $41,000 which occurred in the three months ended December 31, 2003.

         Comparing the three months ended December 31, 2003 to the same period ended December 31, 2002, interest expense increased to $418,000 from $287,000. Similarly, interest expense for the six months ended December 31, 2003 compared to the same period ended December 31, 2002 increased to $904,000 from $590,000. This was due to an increase in accrued interest on notes payable, on accrued payroll and on vendor payables, as well as the expense incurred in the three months ended December 31, 2003 in the issuance of stock options and warrants to lenders in connection with new debt or debt extensions.

         Comparing the three months ended December 31, 2003 to the same period ended December 31, 2002, Series B Preferred Stock interest expense increased to $2,121,000 from $0. Comparing the six months ended December 31, 2003 to the same period ended December 31, 2002, Series B Preferred Stock interest expense increased to $5,130,000 from $0. This increase was due to reclassification of this expense to other expense pursuant to the adoption of Statement of Financial Accounting Standards No. 150.

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

         For the six months ended December 31, 2003, and for all periods beginning after June 15, 2003, the Company's Series B 15% Cumulative Redeemable Non-Voting Preferred Stock is to be classified as a liability because it embodies an obligation of the Company and falls within the scope of SFAS 150. Previously, the Company's Series B preferred stock was classified as equity. As a result, as of September 30, 2003 the Company's Series B preferred stock is to be classified as a liability. Series B preferred stock accretion and dividends have been expensed during the three months and six months ended December 31, 2003 as an interest cost. Previously, Series B preferred stock accretion and dividends were not expensed as an interest cost but were applied to the net loss applicable to common stockholders.

         Net Earnings

         During the three months and six months ended December 31, 2003, the Company continued to record losses as it continued the transition toward full marketing and manufacturing of the Hawk Gyroplane series, as it manufactured and sold AAI modification kits and continued design of the SparrowHawk Gyroplane in anticipation of delivering SparrowHawk kits in the third quarter of fiscal year 2004. For the three months ended December, 2003, the loss from operations was $673,000, the net loss and the net loss applicable to common stockholders was $3,198,000. Comparatively, for the three months ended December 31, 2002 the loss from operations was $834,000, the net loss was $1,059,000, and the net loss applicable to common stockholders was $3,755,000. For the six months ended December, 2003, the loss from operations was $1,514,000, the net loss and the net loss applicable to common stockholders was $7,519,000. Comparatively, for the six months ended December 31, 2002 the loss from operations was $1,789,000, the net loss was $2,304,000, and the net loss applicable to common stockholders was $7,637,000. In fiscal year 2003, the additional net loss applicable to common stockholders is due to accretion in the value of the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock and dividends on that stock that totaled $2,696,000 for the three months ended December 31, 2002 and $5,333,000 for the six months ended December 31, 2002. The increase in the net loss in fiscal 2004 over fiscal 2003 is due primarily to the reclassification of the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock as a long-term liability, which resulted in the classification of associated dividends and accretion as interest cost.

Liquidity and Capital Resources

         The Company's subsidiary, AAI, organized in fiscal year 2003, has entered the market for both modification kits to improve the stability of small gyroplanes produced by other manufacturers, and the home built market with its own SparrowHawk two-seat gyroplane. These markets typically make substantial advance down payments on orders, which will accelerate AAI's ability to become cash flow positive. Furthermore, AAI is continuing the process of setting up an extensive dealer network for the sale and product support of these modification kits and of its own SparrowHawk Gyroplane kit. Fees from dealership sales and advance customer deposits for future deliveries of modification kits and SparrowHawk Gyroplane kits are contributing significantly to AAI's initial cash flow. At December 31, 2003, advance deposits from customers of AAI amounted to $674,000, which are included in the balance sheet as deferred revenue.

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

         In the face of continuing fund-raising difficulties, in fiscal years 2002 and 2003, the Company successfully approached many of its principal vendors requesting that they accept a stretching out of payments beyond their normal terms. As a result, the Company is servicing much of its pre-November 2001 obligations to vendors utilizing a combination of repayment plans which include monthly payments for smaller vendor liabilities and promissory notes for larger vendor liabilities. Certain of the promissory notes have expired and are thus technically in default. The Company continues ongoing negotiations with those vendors and is seeking to reach agreement with each vendor either to extend the existing note or to a payment plan satisfactory to the parties.

         Net cash used in operating activities was $2,200,000 for the six months ended December 31, 2003 and $1,356,000 for the six months ended December 31, 2002. Contributing to the increase in cash used in operating activities during the six months ended December 31, 2003 was the increase in inventories of $369,000, primarily for the manufacture and assembly of SparrowHawk kits, and the reduction of accounts payable of $417,000. These uses of cash were partially offset by the increase in deferred revenue of $440,000.

         The Company has funded losses from operations during the six months ended December 31, 2003 primarily from the issuance of debt and the sale of common stock. Net cash provided by financing activities for the first six months of fiscal year 2004 was $2,813,000 compared to $1,232,000 for the comparable period of fiscal year 2003.

         In November 2003, the Company successfully completed the sale of 8,000 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock for $2,000,000 cash. In addition, during the six months ended December 31, 2003, the Company raised $512,000, net of commissions, from the sale of common stock, and $301,000 from the net increase in debt. During the comparable six month period last year, the Company raised $832,000, net of commissions, from the sale of common stock and $400,000 from the net increase in debt. This funding has allowed to Company to move forward with its business plan and continue to approach the time when it will begin to complete and deliver SparrowHawk kits and generate cash flows from operations. However, the Company experienced improvement in its working capital deficit (net of amounts owed to current and former officers) from $10.9 million at June 30, 2003, to $9.6 million at December 31, 2003.

         The Company in the past has successfully approached many of its principal vendors, successfully negotiating a combination of repayment plans which include monthly payments for smaller vendor obligations and promissory notes for larger vendor obligations. With the working capital raised during the quarter ended December 31, 2003, the Company has managed to once again bring scheduled payments to its creditors to a current status. In addition, the Company has made significant payments on tax obligations to Federal and State governments.

         The Company is seeking to raise sufficient funds, primarily through the issuance of its common stock and debt, during the remainder of fiscal year 2004 to meet its current obligations. The Company's business plan, however, relies heavily on immediate sales and cash flows from SparrowHawk gyroplane kits and, ultimately, sales of the Hawk 4 Gyroplane to Public Use government entities. Additional capital will be required to permit a return to the Company's planned certification program on a stable financial basis.

         There can be no guarantee or assurance that the Company will be successful in its ability to generate revenue or to raise capital at favorable rates or at all.

         Management does not anticipate that revenues or expenses will be materially affected by inflation during the next twelve months of operations.

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

Item 3.  Controls and Procedures
-----------------------------------

         (A) Evaluation of disclosure controls and procedures

         Based on their evaluations as of December 31, 2003, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is accumulated and reported to the Company's management in a timely manner, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

         (B) Changes in internal controls

         There were no significant changes in the Company's internal controls or in other factors that occurred during the quarter ended December 31, 2003 that materially affected or are reasonably likely to affect, the Company's internal controls over financial reporting.

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

         The Company previously reported that it was a defendant in a suit in the State of New York in the matter of a public relations company that alleged non-payment for services allegedly provided to the Company pursuant to a certain letter agreement between the plaintiff and the Company. This action has been settled out of court on terms acceptable to both parties. During the quarter ended December 31, 2003. as a result of this settlement, the Company has reduced the liability due to the public relations company by approximately $75,000.

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

         In October 2003, the Company filed an Amendment to Second Restated Articles of Incorporation to: (i) extend the maturity date of the Series B Preferred Stock from October 31, 2003 to October 31, 2005, (ii) increase the amount of indebtedness that the Company may incur without the consent of the holders of the Company's Series B Preferred Stock from $18,000,000 to $18,500,000 and (iii) require the Company to give notice to the holders of the Company's Series B Preferred Stock prior to making any capital expenditures in excess of $300,000, individually or in a series of related transactions.

         In November 2003, the Company filed a Second Amendment to Second Restated Articles of Incorporation to: (i) define the maturity date of the Series B Preferred Stock as the first to occur of (A) October 31, 2005, (B) the occurrence of a "liquidation event" or (C) the date that is six (6) months following the receipt by the Corporation and/or affiliate(s) thereof of proceeds from one or more financing transactions in excess of $50,000,000, (ii) require pro rata redemptions of the Company's Series B Preferred Stock with the proceeds of certain financing transactions that exceed $20,000,000 in the aggregate and
(iii) require all redemptions of Series B Preferred Stock to be made wholly in cash.

         The documents underlying these changes are filed as exhibits to this Form 10-QSB.

Item 3.  Defaults Upon Senior Securities.  None.
-----------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.  None.
-------------------------------------------------------------

Item 5.  Other Information.  None.
---------------------------

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              Exhibit 3.1 Amendment to Second Restated Articles of Incorporation of Groen Brothers Aviation, Inc.

              Exhibit 3.2 Second Amendment to Second Restated Articles of Incorporation of Groen Brothers Aviation, Inc.

              Exhibit 31.1 Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              Exhibit 31.2 Certification of principal financial officer pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              Exhibit 32.1 Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

              Exhibit 32.2 Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K. None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GROEN BROTHERS AVIATION, INC.



Date: February 16, 2004                    By: /s/ David Groen
-----------------------                    -------------------------------------
                                           David Groen, President and Chief
                                           Executive Officer
                                           (Principal Executive Officer)


Date: February 16, 2004                    By: /s/ Dennis P. Gauger
-----------------------                    -------------------------------------
                                           Dennis P. Gauger, Chief Financial
                                           Officer and Secretary
                                           (Principal Financial and Accounting
                                           Officer)