Form 10QSB
period 2004-03-31
GROEN BROTHERS AVIATION INC /UT/
filed 2004-05-17
CIK 870743

FORM 10-QSB


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                     13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2004



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                           Outstanding at
          Class                                            March 31, 2004
---------------------------                                --------------
Common Stock, No Par Value                                   113,196,240

                          GROEN BROTHERS AVIATION, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Condensed Consolidated Balance Sheet, March 31, 2004 (unaudited).....3

          Condensed Consolidated Statements of Operations for the Three
          Months ended March 31, 2004 and 2003 (unaudited).....................4

          Condensed Consolidated Statements of Operations for the Nine
          Months ended March 31, 2004 and 2003 (unaudited).....................5

          Condensed Consolidated Statements of Cash Flows for the Nine
          Months ended March 31, 2004 and 2003 (unaudited).....................6

          Notes to Condensed Consolidated Financial Statements.................8

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................13

Item 3.  Controls and Procedures..............................................22


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................23

Item 2.  Changes in Securities and Use of Proceeds............................23

Item 3.  Defaults Upon Senior Securities......................................24

Item 4.  Submission of Matters to a Vote of Security Holders..................24

Item 5.  Other Information....................................................24

Item 6.  Exhibits and Reports on Form 8-K.....................................24

SIGNATURES....................................................................26

                                                   GROEN BROTHERS AVIATION, INC.
                                Condensed Consolidated Balance Sheet (Unaudited)

                                                                  March 31, 2004
--------------------------------------------------------------------------------



       Assets
       ------

Current assets:
   Cash                                                      $           77,000
   Accounts receivable                                                    6,000
   Related party notes receivable                                       172,000
    Prepaid expenses                                                      8,000
   Inventories                                                          613,000
                                                             ------------------

         Current assets                                                 876,000


Property and equipment, net                                             309,000
                                                             ------------------

         Total assets                                        $        1,185,000
                                                             ------------------

-------------------------------------------------------------------------------

       Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable                                          $          747,000
   Accrued expenses                                                   6,018,000
   Deferred revenue                                                     820,000
   Short-term notes payable                                             720,000
   Related party notes payable                                        5,167,000
                                                             ------------------

         Total current liabilities                                   13,472,000

Long-term deferred revenue                                               25,000
Long-term debt                                                          780,000
Deposits                                                              2,299,000
Series B 15% cumulative redeemable non-voting
  preferred stock, no par value, 50,000,000 shares
  authorized; 29,220 shares issued and outstanding                   28,832,000
                                                             ------------------

         Total liabilities                                           45,408,000
                                                             ------------------

Commitments and contingencies                                                 -

Stockholders' deficit:
   Common stock, no par value, 200,000,000 shares
     authorized; 113,196,240 shares issued and
     outstanding                                                     16,668,000
   Accumulated deficit                                              (60,891,000)
                                                             ------------------

         Total stockholders' deficit                                (44,223,000)
                                                             ------------------

         Total liabilities and stockholders' deficit         $        1,185,000
                                                             ------------------


--------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.         3


                                                                             GROEN BROTHERS AVIATION, INC.
                                               Condensed Consolidated Statements of Operations (Unaudited)

                                                                              Three Months Ended March 31,
----------------------------------------------------------------------------------------------------------



                                                                             2004              2003
                                                                       -----------------------------------
Revenues                                                               $          30,000    $            -
                                                                       -----------------------------------

Costs and expenses:
     Cost of sales                                                                13,000                 -
     Research and development                                                    620,000           547,000
     General and administrative expenses                                         449,000           409,000
                                                                       -----------------------------------

                  Total costs and expenses                                     1,082,000           956,000
                                                                       -----------------------------------

         Loss from operations                                                 (1,052,000)         (956,000)
                                                                       -----------------------------------

Other income and (expense):
     Related party interest                                                        3,000             2,000
     Interest and other                                                           38,000            25,000
     Interest expense                                                           (252,000)         (297,000)
     Series B preferred stock interest expense                                (1,559,000)                -
                                                                       -----------------------------------

                  Net other expense                                           (1,770,000)         (270,000)
                                                                       -----------------------------------

         Loss before income taxes                                             (2,822,000)       (1,226,000)

Benefit for income taxes                                                               -                 -
                                                                       -----------------------------------

                  Net loss                                             $      (2,822,000)   $   (1,226,000)
                                                                       -----------------------------------

Series B 15% cumulative redeemable non-voting preferred stock:
     Accretion                                                                         -        (2,071,000)
     Dividends                                                                         -          (634,000)
                                                                       -----------------------------------

                  Net loss applicable to
                  common stockholders                                  $      (2,822,000)   $   (3,931,000)
                                                                       -----------------------------------

Net loss per share - basic and diluted                                 $            (.03)   $         (.04)
                                                                       -----------------------------------

Weighted average common and common
  equivalent shares - basic and diluted                                      111,403,000        96,764,000
                                                                       -----------------------------------


----------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.                                   4


                                                                             GROEN BROTHERS AVIATION, INC.
                                               Condensed Consolidated Statements of Operations (Unaudited)

                                                                               Nine Months Ended March 31,
----------------------------------------------------------------------------------------------------------



                                                                             2004              2003
                                                                       -----------------------------------
Revenues                                                               $         117,000    $            -
                                                                       -----------------------------------

Costs and expenses:
     Cost of sales                                                                81,000                 -
     Research and development                                                  1,442,000         1,446,000
     General and administrative expenses                                       1,160,000         1,299,000
                                                                       -----------------------------------

                  Total costs and expenses                                     2,683,000         2,745,000
                                                                       -----------------------------------

         Loss from operations                                                 (2,566,000)       (2,745,000)
                                                                       -----------------------------------

Other income and (expense):
     Related party interest                                                        8,000             7,000
     Interest and other                                                           62,000            95,000
     Interest expense                                                         (1,156,000)         (887,000)
     Series B preferred stock interest expense                                (6,689,000)                -
                                                                       -----------------------------------

                  Net other expense                                           (7,775,000)         (785,000)
                                                                       -----------------------------------

         Loss before income taxes                                            (10,341,000)       (3,530,000)

Benefit for income taxes                                                               -                 -
                                                                       -----------------------------------

                  Net loss                                             $     (10,341,000)   $   (3,530,000)
                                                                       -----------------------------------

Series B 15% cumulative redeemable non-voting preferred stock:
     Accretion                                                                         -        (6,178,000)
     Dividends                                                                         -        (1,860,000)
                                                                       -----------------------------------

                  Net loss applicable to
                  common stockholders                                  $     (10,341,000)   $  (11,568,000)
                                                                       -----------------------------------

Net loss per share - basic and diluted                                 $            (.10)   $         (.12)
                                                                       -----------------------------------

Weighted average common and common
  equivalent shares - basic and diluted                                      105,236,000        93,918,000
                                                                       -----------------------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.                                   5

                                                                             GROEN BROTHERS AVIATION, INC.
                                               Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                               Nine Months Ended March 31,
----------------------------------------------------------------------------------------------------------


                                                                             2004              2003
                                                                       -----------------------------------
Cash flows from operating activities:
   Net loss                                                            $     (10,341,000)   $   (3,530,000)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization expense                                       110,000           184,000
     Common stock issued for interest                                            120,000             9,000
     Related party note receivable issued for interest and expenses                    -            14,000
     Common stock issued for services                                            103,000                 -
     Stock options and warrants issued for interest                              275,000                 -
     Interest accrued against Series B 15% cumulative
       redeemable non-voting preferred stock                                   6,689,000                 -
     Interest accrued against related party notes receivable                     (10,000)           (8,000)
     Interest accrued against long-term debt                                      23,000                 -
     (Gain) loss on disposal of assets                                           (17,000)          (27,000)
     (Increase) decrease in:
            Accounts receivable                                                    4,000            (5,000)
            Prepaid expenses                                                       4,000            25,000
       Inventories                                                              (521,000)          (20,000)
     Increase (decrease) in:
       Accounts payable                                                         (327,000)          113,000
       Accrued expenses                                                          108,000         1,631,000
       Deferred revenue                                                          586,000                 -
            Deposits                                                             (19,000)            5,000
                                                                       -----------------------------------

         Net cash used in
         operating activities                                                 (3,213,000)       (1,609,000)
                                                                       -----------------------------------

Cash flows from investing activities:
   Purchase of property and equipment                                             (6,000)           (3,000)
   Proceeds from sale of property and equipment                                   17,000             1,000
   Issuance of related party notes receivable                                    (23,000)          (31,000)
    Collections of related party notes receivable                                      -             4,000
   Proceeds from sale of investment assets                                             -           100,000
    Proceeds from sale of research and development equipment                           -            48,000
                                                                       -----------------------------------

         Net cash provided by (used in)
         investing activities                                                    (12,000)          119,000
                                                                       -----------------------------------


                                                                                                 Continued


                                                                                                         6

                                                                             GROEN BROTHERS AVIATION, INC.
                                                Condensed Consolidated Statement of Cash Flows (Unaudited)
                                                                                                 Continued
                                                                               Nine Months Ended March 31,
----------------------------------------------------------------------------------------------------------



                                                                             2004              2003
                                                                       -----------------------------------
Cash flows from financing activities:
   Net increase in cash overdraft                                                      -             8,000
   Proceeds from issuance of debt                                                507,000           633,000
   Reduction of debt                                                            (185,000)          (77,000)
   Proceeds from issuance of common stock and stock options                    1,005,000           935,000
   Payment of finders' compensation related to issuance of
     common stock                                                                (29,000)          (25,000)
    Proceeds from issuance of Series B preferred stock                         2,000,000                 -
                                                                       -----------------------------------

         Net cash provided by
         financing activities                                                  3,298,000         1,474,000
                                                                       -----------------------------------

         Net change in cash                                                       73,000           (16,000)

Cash, beginning of period                                                          4,000            16,000
                                                                       -----------------------------------

Cash, end of period                                                    $          77,000    $            -
                                                                       -----------------------------------

                                                                                                         7

                                                   GROEN BROTHERS AVIATION, INC.
                            Notes to Condensed Consolidated Financial Statements

                                    Nine Months Ended March 31, 2004 (Unaudited)
--------------------------------------------------------------------------------


(1) Basis of Presentation: The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2004, and the results of operations for the three months and nine months ended March 31, 2004 and 2003, and cash flows for the nine months ended March 31, 2004, and 2003. The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2004.

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses, the excess of current liabilities over current assets, the stockholders' deficit, and negative cash flows from operations, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on attaining future profitable operations, restructuring its financial arrangements, and obtaining additional outside financing. Management anticipates that the Company will be able to obtain additional financing sufficient to fund operations during the next fiscal year; however, there can be no assurance the Company will be successful. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2) Loss per Share: The computation of basic net loss per common share is computed using the weighted average number of common shares outstanding during each period. The computation of diluted net loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period, as well as common shares issuable upon the conversion of debt and preferred stock to common stock. Common stock equivalents were not included in the diluted loss per share calculation because the effect would have been antidilutive.

(3)      Reclassifications:  Certain amounts in the financial statements for the
         three   months  and  nine  months   ended  March  31,  2003  have  been
         reclassified to conform with the current period presentation.

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


                                                     Three Months Ended
                                                          March 31,
                                             -----------------------------------
                                                    2004             2003
                                             -----------------------------------

Reported net loss                            $    (2,822,000)  $     (3,931,000)

Deduct: Total stock-based employee
compensation determined under fair
value based method, net of related
tax effects                                          (34,000)           (45,000)
                                             -----------------------------------

Pro forma net loss                           $    (2,856,000)  $     (3,976,000)
                                             -----------------------------------

Basic and diluted loss per share:
     As reported                             $          (.03)  $           (.04)
                                             -----------------------------------

     Pro forma                               $          (.03)  $           (.04)
                                             -----------------------------------


                                                      Nine Months Ended
                                                          March 31,
                                             -----------------------------------
                                                    2004             2003
                                             -----------------------------------

Reported net loss                            $   (10,341,000)  $    (11,568,000)

Deduct: Total stock-based employee
compensation determined under fair
value based method, net of related
tax effects                                       (1,847,000)        (1,960,000)
                                             -----------------------------------

Pro forma net loss                           $   (12,188,000)  $    (13,528,000)
                                             -----------------------------------

Basic and diluted loss per share:
     As reported                             $          (.10)  $           (.12)
                                             -----------------------------------

     Pro forma                               $          (.12)  $           (.14)
                                             -----------------------------------

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

         For the nine months ended March 31, 2004, and for all periods beginning after June 15, 2003, the Company's Series B 15% Cumulative Redeemable Non-Voting Preferred Stock is classified as a liability because it embodies an obligation of the Company and falls within the scope of SFAS 150. Previously, the Company's Series B preferred stock was classified as equity. As a result, at March 31, 2004 the Company's Series B preferred stock is classified as a liability. Series B preferred stock accretion and dividends have been expensed during the three months and nine months ended March 31, 2004 as an interest cost. Previously, Series B preferred stock accretion and dividends were not expensed as an interest cost, but were applied to the net loss applicable to common stockholders.

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

(8)      Inventories:

         Inventories consisted of the following at March 31, 2004:


              Raw materials                                   $ 368,000
              Work-in-process                                   245,000
                                                              ---------

              Total                                           $ 613,000
                                                              =========

(9) Supplemental Statement of Cash Flows Information:

         During the nine months ended March 31, 2004, the Company:

         o    Accrued $43,000 interest on subscription receivable.

         o Received 10,000,000 shares of Series A preferred stock in payment of subscription receivable of $2,760,000 and $43,000 accrued interest on subscription receivable.

         o Converted $100,000 of related party notes payable and $79,000 of accrued interest payable into 179 shares of Series B preferred stock.

         o Paid $12,000 of prepaid expenses with 60,000 shares of common stock.

         o Issued 900,000 shares of common stock as collateral on notes payable.

         o Issued 6,125,000 additional shares of common stock upon exercise of stockholder put option.

         o    Paid finders' compensation with 46,500 shares of common stock.

         o Reclassified $5,000 of accrued expenses to related party notes receivable.

         o Returned $187,000 of deposits through the issuance of related party notes payable of $187,000.

         o Paid $165,000 of related party notes payable and increased accrued expenses by $165,000.

         o Paid $63,000 of related party notes payable through the issuance of 312,659 shares of common stock.

         o Returned $194,000 of deposits through the issuance of 968,625 shares of common stock.

         During the nine months ended March 31, 2003, the Company:

         o Paid $115,000 related party notes payable and $24,000 related accrued interest with 696,019 shares of common stock.

         o Paid dividends of $1,860,000 on Series B preferred stock through the issuance of 1,860 shares of Series B preferred stock which reduced common stock by $1,860,000.

         o Paid $21,000 of accounts payable and $6,000 interest expense with 129,135 shares of common stock.

         o Converted $25,000 accrued interest into a $12,000 short-term note payable and $13,000 in related party notes payable.

         o    Paid finders' compensation with 10,500 shares of common stock.

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

         o Reclassified $97,000 short-term notes payable to related party notes payable.

         o    Paid $3,000 interest expense with 17,150 shares of common stock.

         o    Reclassified $5,000 deposits as short-term.

         o Paid $20,000 accrued liabilities with 100,000 shares of common stock.

         o Paid $198,000 short-term notes payable and $68,000 related accrued interest with a $266,000 related party note payable.

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

         During the quarter ended March 31, 2004, the Company's operating focus has been directed to a great extent to the final development of the SparrowHawk gyroplane designed and manufactured by AAI. The initial market for this two-seat piston engine powered aircraft lies with builders of home-built aircraft from kits supplied by AAI. The AAI SparrowHawk, incorporating safety features based on aerospace standards, will offer performance, stability and comfort standards that AAI believes are superior to any competitive kit-built gyroplane in its class. Management also believes that there will be two large markets in the future for AAI gyroplanes as fully assembled aircraft produced by AAI.

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

         An intensive marketing program for AAI products is being developed. As of March 31, 2004, 38 initial orders for SparrowHawk gyroplane kits have been received, with eleven partial kits delivered. The Company anticipates that the material required to complete these kits and other complete kits will be delivered prior to the end of fiscal year 2004, with sales revenues reported for the first time from this product. In addition through March 31, 2004, 25 AAI dealerships have been established, 19 in the United States and 6 overseas.

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

         During the first quarter of fiscal year 2003, the Company suspended its flight testing of the Hawk 4 at its Buckeye facility in Arizona due to lack of financial resources, but is intending to recommence that program as soon as funding permits. The Company is continuing to market this aircraft for Public Use applications, particularly Homeland Defense, and is seeking orders within the Federal 2005 Budget . The Company is confident that the safety, reliability, maneuverability and low operating cost of the Hawk 4 will permit it to perform competitively with helicopters (and airplanes) for many missions requiring low, slow flight, but without the requirement for a runway for take-off or landing.

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

Results of Operations

         Revenues

         Comparing the three months ended March 31, 2004 to the same period ended March 31, 2003, total revenues increased to $30,000 from $0. For the three months ended March 31, 2004, the revenues were comprised of $8,000 from sales of modification kits, $14,000 from flight training, and $8,000 from subcontract manufacturing. There were no revenues from these sources during the three months ended March 31, 2003. Comparing the nine months ended March 31, 2004 to the same period ended March 31, 2003, total revenues increased to $117,000 from $0. For the nine months ended March 31, 2004, the revenues were comprised of $44,000 from sales of modification kits, $23,000 from flight training, and $50,000 from subcontract manufacturing.

         At March 31, 2004, advanced deposits of $820,000, included in deferred revenue from AAI customers and AAI Dealers for modification kits and SparrowHawk Gyroplane kits, have added significantly to overall cash flow. During fiscal year 2004, the Company will be progressively increasing its focus on satisfying a growing demand for SparrowHawk Gyroplane kits, and, to a lesser extent, for modification kits. As discussed above, the Company expects the first deliveries of complete SparrowHawk kits will occur prior to the end of fiscal year 2004. Revenues related to the sales of the SparrowHawk kits will be deferred until complete kits have been delivered and satisfactorily assembled by the purchaser and the collection of the remaining purchase price is assured. While less in dollar amount, flight training revenue will be an ongoing addition to Company cash flow. The Company does not consider subcontract manufacturing revenues as a significant future source of ongoing revenue to the Company.

         Costs and Expenses

         Comparing the three months ended March 31, 2004 to the same period ended March 31, 2003, cost of sales increased to $13,000 from $0. This was primarily due to the costs associated with the sales of modification kits and the subcontract manufacturing, since costs of sales are relatively less for flight training. Comparing the nine months ended March 31, 2004 to the same period ended March 31, 2003, cost of sales increased to $81,000 from $0. The Company has experienced a negative gross profit on the modification kits because of the nonrecurring and "learning curve" costs that are normally experienced in the introductory production of a new product. For the remainder of fiscal year 2004, the Company anticipates that lower production costs for modification kits will result from increased production efficiencies that come with experience and economies of scale, yielding a positive gross profit on this product. However, the Company believes that sales of modification kits will decrease as sales of SparrowHawk kits increase and receive the Company's marketing emphasis. The condensed consolidated statements of operations for the three and nine months ended March 31, 2004 reported a gross margin on sales. However, this margin was attributed primarily to flight training and subcontract manufacturing revenue. All costs of the incomplete SparrowHawk kits delivered through March 31, 2004 have been deferred and included in work- in-process inventories.

         Comparing the three months ended March 31, 2004 to the same period ended March 31, 2003, research and development expenses increased to $620,000 from $547,000. This increase in the current year third quarter is due to extensive development on the final design of the SparrowHawk kits in preparation for the expected delivery of completed kits. Comparing the nine months ended March 31, 2004 to the same period ended March 31, 2003, research and development expenses decreased slightly to $1,442,000 from $1,446,000. Research and development activities have shifted during the current fiscal year almost entirely from developing the Hawk 4 and RevCon 6 to work on the SparrowHawk Gyroplane, and, to a lesser extent, on applications of gyrodyne technology.

         Comparing the three months ended March 31, 2004 to the same period ended March 31, 2003, general and administrative expenses increased to $449,000 from $409,000. This increase in the current year third quarter is due primarily to the addition of personnel and expenses in Buckeye, Arizona supporting the sales and development of the SparrowHawk Gyroplane. Comparing the nine months ended March 31, 2004 to the same period ended March 31, 2003, general and administrative expenses decreased to $1,160,000 from $1,299,000. These decreases were due partially to a reduction in general and administrative payroll expenses and a general reduction in general and administrative purchasing during the first six months of fiscal year 2004 in an effort to conserve limited cash resources for planned production of SparrowHawk kits and related sales and marketing initiatives.

         Other Income and Expenses

         Comparing the three months ended March 31, 2004 to the same period ended March 31, 2003, related party interest income increased slightly, amounting to $3,000. Similarly, related party interest income for the nine months ended March 31, 2004 compared to the same period ended March 31, 2003 increased slightly, amounting to $8,000.

         Comparing the three months ended March 31, 2004 to the same period ended March 31, 2003, interest and other income increased to $38,000 from $25,000 primarily due to the gain on sale of assets in the current quarter. Comparing the nine months ended March 31, 2004 to the nine months ended March 31, 2003, interest and other income decreased to $62,000 from $95,000. These decreases primarily were due to incidental sales of certain materials and parts of $41,000 which occurred in the nine months ended March 31, 2003, offset by the gain on sale of assets in the current year.

         Comparing the three months ended March 31, 2004 to the same period ended March 31, 2003, interest expense decreased to $252,000 from $297,000. During the current year, the Company has reduced debt by approximately $204,000 through a combination of cash payments and payments made through the issuance of common shares of the Company. Interest expense for the nine months ended March 31, 2004 compared to the same period ended March 31, 2003 increased to

$1,156,000 from $887,000. This was due to continued accruals of interest on notes payable, on accrued payroll and on vendor payables, as well as the expense incurred in the three months ended December 31, 2003 on the issuance of stock options and warrants to lenders in connection with new debt or debt extensions, net of the effect of the reduction in debt.

         Comparing the three months ended March 31, 2004 to the same period ended March 31, 2003, Series B Preferred Stock interest expense increased to $1,559,000 from $0. Comparing the nine months ended March 31, 2004 to the same period ended March 31, 2003, Series B Preferred Stock interest expense increased to $6,689,000 from $0. This increase was due to reclassification of this expense to other expense pursuant to the adoption of Statement of Financial Accounting Standards No. 150.

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

         For the nine months ended March 31, 2004, and for all periods beginning after June 15, 2003, the Company's Series B 15% Cumulative Redeemable Non-Voting Preferred Stock is to be classified as a liability because it embodies an obligation of the Company and falls within the scope of SFAS 150. Previously, the Company's Series B preferred stock was classified as equity. As a result, as of September 30, 2003 the Company's Series B preferred stock is to be classified as a liability. Series B preferred stock accretion and dividends have been expensed during the three months and nine months ended March 31, 2004 as an interest cost. Previously, Series B preferred stock accretion and dividends were not expensed as an interest cost but were applied to the net loss applicable to common stockholders.

         Net Earnings

         During the three months and nine months ended March 31, 2004, the Company continued to record losses as it continued the transition toward full marketing and manufacturing of the Hawk Gyroplane series, as it manufactured and sold AAI modification kits and continued design of the SparrowHawk Gyroplane in anticipation of delivering complete SparrowHawk kits in the fourth quarter of fiscal year 2004. For the three months ended March 31, 2004, the loss from operations was $1,052,000, the net loss and the net loss applicable to common stockholders was $2,822,000. Comparatively, for the three months ended March 31, 2003, the loss from operations was $956,000, the net loss was $1,226,000, and the net loss applicable to common stockholders was $3,931,000. For the nine months ended March 31, 2004, the loss from operations was $2,566,000, the net loss and the net loss applicable to common stockholders was $10,341,000. Comparatively, for the nine months ended March 31, 2003, the loss from operations was $2,745,000, the net loss was $3,530,000, and the net loss applicable to common stockholders was $11,568,000. In fiscal year 2003, the additional net loss applicable to common stockholders is due to accretion in the value of the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock and dividends on that stock that totaled $2,705,000 for the three months ended March 31, 2003 and $8,038,000 for the nine months ended March 31, 2003. The increase in the net loss in fiscal 2004 over fiscal 2003 is due primarily to the reclassification of the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock as a long-term liability, which resulted in the classification of associated dividends and accretion as interest cost. The accretion in the value of the preferred stock was generally greater during fiscal year 2003 due to a shorter period over which the accretion was calculated compared to the calculations in the current fiscal year.

Liquidity and Capital Resources

         The Company's subsidiary, AAI, organized in fiscal year 2003, has entered the market for both modification kits to improve the stability of small gyroplanes produced by other manufacturers, and the home built market with its own SparrowHawk two-seat gyroplane. These markets typically make substantial advance down payments on orders, which will accelerate AAI's ability to become cash flow positive. Furthermore, AAI is continuing the process of setting up an extensive dealer network for the sale and product support of these modification kits and of its own SparrowHawk Gyroplane kit. Fees from dealership sales and advance customer deposits for future deliveries of modification kits and SparrowHawk Gyroplane kits are contributing significantly to AAI's initial cash flow. At March 31, 2004, advance deposits from customers of AAI amounted to $820,000, which are included in the balance sheet as deferred revenue.

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

         Net cash used in operating activities was $3,213,000 for the nine months ended March 31, 2004 and $1,609,000 for the nine months ended March 31, 2003. Contributing to the increase in cash used in operating activities during the nine months ended March 31, 2004 was the increase in inventories of $521,000, primarily for the manufacture and assembly of SparrowHawk kits, and the reduction of accounts payable of $327,000. These uses of cash were partially offset by the increase in deferred revenue of $586,000.

         The Company has funded losses from operations during the nine months ended March 31, 2004 primarily from the issuance of debt and the sale of common stock. Net cash provided by financing activities for the first nine months of fiscal year 2004 was $3,298,000 compared to $1,474,000 for the comparable period of fiscal year 2003.

         In November 2003, the Company successfully completed the sale of 8,000 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock for $2,000,000 cash. In addition, during the nine months ended March 31, 2004, the Company raised $976,000, net of finders' compensation, from the sale of common stock, and $322,000 from the net increase in debt. During the comparable nine month period last year, the Company raised $910,000, net of finders' compensation, from the sale of common stock and $556,000 from the net increase in debt. This funding has allowed the Company to move forward with its business plan and continue to approach the time when it will begin to complete and deliver SparrowHawk kits and generate cash flows from operations.

         However, at March 31, 2004, the Company had a working capital deficiency of $12,596,000 and a stockholder's deficit of $44,223,000.

         The Company in the past has successfully approached many of its principal vendors, successfully negotiating a combination of repayment plans which include monthly payments for smaller vendor obligations and promissory notes for larger vendor obligations. With the working capital raised during the quarter ended December 31, 2003, principally the proceeds from the sale of the Series B Preferred Stock, the Company made significant payments to most creditors and brought to a current status tax obligations to Federal and State governments. However, as of March 31, 2004 and entering the fourth quarter of fiscal year 2004, the Company is again delinquent in the payment of several of these obligations, and is experiencing difficulties in funding operations.

         As of March 31, 2004, the Company was delinquent in making payments on substantially all promissory notes payable to vendors. These obligations totaled $608,000 in principal and $202,000 in accrued interest payable. The Company continues discussions and negotiations with these vendors, and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

         The Company is seeking to raise sufficient funds, primarily through the issuance of its unregistered common stock and debt, during the remainder of fiscal year 2004 and beyond to meet its current obligations and fund its operations. The Company's business plan, however, relies heavily on immediate sales and cash flows from SparrowHawk gyroplane kits and, ultimately, sales of the Hawk 4 Gyroplane to Public Use government entities. Additional capital will be required to ensure that the Company fulfills its commitments to deliver gyroplanes already ordered and to permit a return to the Company's planned certification program on a stable financial basis.

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

Item 3.     Controls and Procedures
-----------------------------------

                  (A) Evaluation of disclosure controls and procedures

         An evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Offer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective to ensure that material information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

                  (B) Changes in internal controls

         During the quarterly period covered by this report, there were no significant changes in the Company's internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

         The documents underlying these changes are filed as exhibits to the Company's Form10-QSB for the quarter ended December 31, 2003.

         During the nine months ended March 31, 2004, the Company issued a total of 14,376,262 shares of its restricted Rule 144 common stock, primarily to accredited investors in transactions exempt from registration. These shares were issued through private placement or Regulation D offerings at prices per share ranging from $.20 to $.25. The shares were issued for the following consideration: 4,870,910 shares for cash of $1,005,000; 46,500 shares in payment of finders' compensation on the sale of common stock; 571,314 shares in payment of accounts payable of $115,000; 900,000 shares as collateral for notes payable; 581,254 shares in payment of interest expense; 312,659 shares in payment of debt; 968,625 shares for the return of $194,000 of deposits; and 6,125,000 additional shares issued upon the exercise of a stockholder put option. In addition, cash finders' compensation on the sale of common stock totaled $29,000. The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

         In November 2003, the Company sold 8,000 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock for $2,000,000 cash in a private placement transaction with an accredited investor.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

         The Company is current on its obligations pertaining to the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock. However, as discussed more fully under "Liquidity and Capital Resources" above, the Company is delinquent in scheduled payments on notes payable to vendors.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.
-------  -----------------------------------------------------------

Item 5.  Other Information.  None.
-------  ------------------

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

         (a)      Exhibits

                  Exhibit 3.1 Amendment to Second Restated Articles of Incorporation of Groen Brothers Aviation, Inc. {1}

                  Exhibit 3.2 Second Amendment to Second Restated Articles of Incorporation of Groen Brothers Aviation, Inc. {1}

                  Exhibit 11    Statement re computation of per share earnings
                  {2}

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

                  Exhibit 32.1 Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

                  {1} Filed as exhibits to the Company's report on Form 10-QSB for the quarter ended December 31, 2003 and incorporated herein by reference.
                  {2} Information included in Notes to Condensed Consolidated Financial Statements filed with this report


         (b) Reports on Form 8-K.

                  On January 22, 2004, the Company filed a current report on Form 8-K announcing the appointment of Dennis P. Gauger as Chief Financial Officer and member of the Company's Board of Directors.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     GROEN BROTHERS AVIATION, INC.



Date: May 17, 2004                   By: /s/ David Groen
------------------                   ----------------------------------
                                     David Groen, President and Chief Executive
                                         Officer
                                     (Principal Executive Officer)


Date: May 17, 2004                   By: /s/ Dennis P. Gauger
------------------                   ---------------------------------------
                                     Dennis P. Gauger, Chief Financial Officer
                                         and Secretary
                                    (Principal Financial and Accounting Officer)