Form 10KSB
period 2004-06-30
GROEN BROTHERS AVIATION INC /UT/
filed 2004-10-13
CIK 870743

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                   Form 10-KSB
(Mark One)
                  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2004

                  [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                           Commission File No. 0-18958
                           ---------------------------

                          Groen Brothers Aviation, Inc.
                 (Name of small business issuer in its charter)

                  Utah                                     87-0489865
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

                        2640 W. California Ave., Suite A
                         Salt Lake City, Utah 84104-4593
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (801) 973-0177

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                           ---------------------------

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The issuer's revenues for its most recent fiscal year were $509,000.

         The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $21,927,000 as of September 30, 2004.

         The number of shares outstanding of the Issuer's no par value Common Stock as of September 30, 2004 was 118,123,368.

                       Documents Incorporated by Reference
                                      None

                          Groen Brothers Aviation, Inc.
                          Annual Report on Form 10-KSB
                                Table of Contents



Part I                                                                                Page No.
                                                                                      --------

    Item 1.     Description of Business                                                  1
    Item 2.     Description of Properties                                                8
    Item 3.     Legal Proceedings                                                        8
    Item 4.     Submission of Matters to a Vote of Security Holders                      8

Part II

    Item 5.     Market for Common Equity, Related Stockholder Matters
                   and Small Business Issuer Purchases of Equity Securities              9
    Item 6.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                            11
    Item 7.     Financial Statements                                                    18
    Item 8.     Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                                  18
    Item 8A.    Controls and Procedures                                                 18

Part III

    Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(A) of the Exchange Act                    20
    Item 10.    Executive Compensation                                                  24
    Item 11.    Security Ownership of Certain Beneficial Owners and
                   Management                                                           26
    Item 12.    Certain Relationships and Related Transactions                          27
    Item 13.    Exhibits, Financial Statement Schedules, and Reports on
                   Form 8-K                                                             28
    Item 14.    Principal Accountant Fees and Services                                  29

Signatures                                                                              30


                                     PART I

Item 1.      Description of Business

The Company

         Groen Brothers Aviation, Inc. (the "Company") was originally incorporated in the State of Utah on July 28, 1980 as New Wave Energy. Separately, on March 21, 1986, Sego Tool, Inc. was incorporated by brothers Jay and David Groen in order to enter the gyroplane business. On September 18, 1990, the Groen brothers exchanged 100% of the common stock of Sego Tool, Inc. for 80% of the stock of New Wave Energy, an action that was in effect a reverse acquisition of New Wave by the owners of Sego Tool. On October 23, 1990, the name of New Wave Energy was changed to Groen Brothers Aviation, Inc., and under this name, the Company became a fully-reporting public corporation (stock symbol "GNBA") to facilitate the raising of capital and to give minority shareholders the flexibility of owning publicly traded stock. Hereafter, the "Company" refers to the small business issuer, Groen Brothers Aviation, Inc. ("GBA") and its wholly-owned subsidiaries, Groen Brothers Aviation USA, Inc. ("GBA USA") and American Autogyro, Inc. ("AAI"). Unless otherwise stated, the financial activities described herein are those of GBA USA and AAI, which are the sole operating entities of the Company.

         The initial objective of the Company, primarily through GBA USA was to develop and market an easy-to-fly and cost-efficient gyroplane1 that could compete effectively in the general aviation market. Initially, personal funds of the Groen brothers were used to build a proof-of-concept aircraft incorporating a design for the first collective pitch controlled semi-ridged teetering rotor system for a gyroplane. This first prototype aircraft flew successfully in 1987, and as a result, the Company was able to obtain the support of private investors to next begin the development of its second prototype gyroplane, the one-seat Hawk 1.

         Following the successful flight of the Hawk 1 in 1992, the Company proceeded with the design of its third prototype, the two-seat Hawk 2X, which first flew in February 1997, incorporating a unique airfoil design enabling a smooth vertical takeoff at a world record-breaking density altitude for gyroplanes. At this point, management recognized that the opportunities for gyroplanes, and for the Company, extended well beyond the original general aviation market objective, and had broad potential for commercial, governmental and military applications. The Company's focus was thus reoriented to the design of a larger four-seat gyroplane intended for Federal Aviation Administration ("FAA") certification for a wide range of commercial and public use applications.

Company Products

GBA Hawk4 Gyroplane

         The first pre-production piston-engine version of the four-seat Hawk 4 flew in September 1999, followed by the turbine-engine version in July 2000. This latter aircraft, powered by a Rolls-Royce Model 250 420shp turboprop engine, was developed to become the Company's first major production aircraft. It incorporates rotor blades optimized for autorotative flight and the Company's patented rotor head with infinitely variable collective pitch control. This enables the pilot to optimize the rotor blade pitch to the existing conditions

-----------------
(1) Descriptions of the characteristics of a gyroplane and its derivative, the gyrodyne, and a history of the development of these two aircraft types are provided at the end of Item 1.

and attain a smoothly controlled ultra-short ground roll for both take-off and landing. The turbine engine further contributes to the reliability, maintainability and low operating cost characteristics of the aircraft. The Company has flown the Hawk 4 in several hundred incident-free sorties, hundreds of hours of flight time in its pre-certification flight-test program.

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

         The Company's plans for the Hawk 4 called for significant new funding to cover the extensive certification costs for the Hawk 4. The Spring 2000 decline of the stock market, however, exacerbated by the withdrawal of venture capital availability from technically oriented companies, followed by the September 11, 2001 attack with its further negative impact on the stock market and venture capital availability, disrupted these plans. As a result, the Company cut back its operations very substantially in October 2001, and reoriented its immediate priorities toward offering the Hawk 4 Gyroplane in its already well-tested form to the US government in roles that would not require commercial certification.

         Management believes that it is in the national interest that the Company's unique gyroplane technology is developed. The terrorist actions of September 11, 2001 and later have triggered important new opportunities to use the Company's technology in new counter-terrorism markets. The new circumstance of our country, as well as other countries, is requiring sharply increased levels of vigilance by many branches of government to protect critical national assets against terrorist attack. Public use regulations would permit the Hawk 4 to be utilized as a highly efficient, safe, and inexpensive means of providing needed surveillance by government agencies for such roles. These include border patrol as well as protection of pipelines, nuclear power plants and key transportation infrastructures for which the Hawk 4 is particularly well suited, performing such missions far more effectively, and often at far lower cost, than other air or ground vehicles.

         The attempted shooting down of an Israeli commercial aircraft approaching Mombasa airport in Kenya by Al Qaeda terrorists using surface-to-air "SAM" man-portable missiles has made the protection of commercial aircraft from such missile attacks an extremely important issue. Several proposals have been made to fit military missile defense systems to commercial aircraft, but these approaches are extremely expensive, and would take years to develop and install. Significantly, however, the Kenya incident precisely fits the scenario presented by the Company as a serious risk to the Salt Lake Winter Olympics, which resulted in the Hawk 4 demonstrating its capacity to guard against such an attack. The arrest in New York of individuals attempting to import Russian SAM missiles into the United States heightens concerns about this threat.

         The Company asserts that the most practical and effective deterrent to missile attacks remains intensive patrolling of airport approach and departure paths by safe Hawk 4 Gyroplanes, which could perform this role more economically and effectively than fixed-wing airplanes or helicopters. The Company has therefore approached principal government agencies, including the Transportation Security Administration (TSA) of the Department of Homeland Security, the Office of Domestic Preparedness (ODP) of the Department of Justice, as well as representatives of airport authorities, to present the case for the Hawk 4 in this role.

         The Company is also seeking orders from foreign governments with intensive border patrol needs. Since the maintainability of the Hawk 4 Gyroplane enables it to excel in operating where infrastructure is relatively undeveloped, the potential for sales in foreign countries is great. In the expectation of such sales, the Company has evaluated the efficiency of assembling Hawk 4 Gyroplanes in strategic overseas locations, and has had discussions with different foreign entities on possible locations.

         This included the offering of the Hawk 4 to the agency responsible for security for the 2002 Winter Olympic Games held in Utah, for whom the Hawk 4 Gyroplane, fitted with infrared camera and other gear, performed effectively and flawlessly. Following this success, the Company was one of 50 companies from around the nation that were selected from among hundreds of applicants to display products designed to strengthen homeland security at the Small Business Homeland Defense Expo. Through these and other demonstrations, the Company has received positive response from potential law enforcement agency users as well as from governmental funding sources.

         Each of these opportunities would give the Company the opportunity to begin receiving revenues ahead of FAA certification, and as a result, reduce the need for funding to permit the start of production of the Hawk 4. Consistent with this objective, the Company has been presenting the case for the Hawk 4's utility in this role to members of Congress, appropriate Federal Agencies, and to State and local agencies across the nation as well as to those of foreign governments.

SparrowHawk Gyroplane

         The Company has also noted that the general aviation kit-plane market still lacks the safe economical easy-to-fly gyroplane that it originally intended to produce and that, in the opinion of management, this market should expand significantly as a result of new less restrictive FAA regulations. Although thousands of kit-built small gyroplanes have been produced by a variety of manufacturers over many years, for the most part, these gyroplanes have not been designed and manufactured to aerospace standards, thereby incorporating a full understanding of gyroplane dynamics. Moreover, some have suffered accident and fatality statistics that do not reflect the inherent safety of the gyroplane. Because the Company has an important vested interest in the reputation for safety of gyroplanes in general, management believed that both to protect the reputation of the gyroplane and to take full advantage of an underserved market, the Company should enter this market.

         To take advantage of these opportunities through utilization of its very considerable knowledge of gyroplane dynamics and aerodynamics built up over the years, the Company established AAI in December 2002. AAI was tasked with developing a new small gyroplane designed to aerospace standards that would set a new standard for safety in that class of aircraft. AAI started with the design and manufacture of a modification kit to enhance flight stability for another manufacturer's home built gyroplane and initiated delivery of such a kit in April 2003. The Company reported its first revenues in the fiscal year ended June 30, 2003, largely from AAI flight training and the sales of these modification kits.

         AAI then undertook the task of designing its own two-seat piston engine powered gyroplane that it named the SparrowHawk. This aircraft, incorporating safety features based on aerospace standards, offers performance, stability and comfort standards that AAI believes are superior to any competitive kit-built gyroplane in its class. AAI finalized the design of its two-seat piston-powered gyroplane in the fiscal year ended June 30, 2004, and began deliveries of kits for the home built market in the third quarter of this current fiscal year. Over 50 initial orders for the SparrowHawk kits have been received through June 30, 2004, with 13 complete kits and 6 partial kits delivered by June 30.

         An intensive marketing program for AAI products is being developed. Through June 30, 2004, 26 AAI dealerships have been established, 20 in the United States and 6 internationally. AAI is placing a particular focus on demonstrations of the SparrowHawk at regional and national air shows attended by kit-built aircraft enthusiasts. AAI and several of its dealers have given demonstrations to attendees at the Popular Rotorcraft Association Show at Mentone, Indiana, the Experimental Aircraft Association (EAA) Show at Oshkosh, Wisconsin, the EAA Sun `n Fun Show in Lakeland, Florida and the Bensen Days Show in Wauchula, Florida. Through the offices of the Federal and Utah State Departments of Commerce, the Company has been represented at the Asia Aerospace Show in Singapore and at tradeshows in Korea. Additional demonstrations have been given by dealers at shows in Arizona, Texas, Florida and Washington. As the dealer network expands, it can be expected that the exposure of potential customers to the merits of the SparrowHawk will increase rapidly.

         As previously noted, the Company identified an important potential untapped market for the Hawk 4 as a patrol and surveillance aircraft, both in the United States and overseas. It has now become evident that a small, professionally designed aircraft with ultra-low purchase and operating costs, such as the SparrowHawk, that can operate "off airport" and is easy to maintain and fly, would also have important applications for patrol surveillance. This is particularly the case in areas where skilled pilots and maintenance personnel were not readily available. For this reason, the Company believes the SparrowHawk sold as a fully assembled aircraft can be expected to be popular with law enforcement agencies around the world.

         The Company's discussions with Office of Domestic Preparedness ("ODP") on gyroplane usage have emphasized the merits of the SparrowHawk as a readily available, ultra-low cost air surveillance vehicle, and the Company has been encouraged that Federal funding for this purpose may be made available to state agencies. Similarly, approaches are being made to the Department of Defense ("DOD") for the use of the SparrowHawk for mine and bomb detection to counter those threats in Iraq and elsewhere, emphasizing again its low cost and early availability in relation to other solutions. Sales representatives have also been appointed in Korea and India to present the capabilities of the SparrowHawk to government agencies in those countries.

         Management believes a second emerging market is likely to arise within the United States as a result of the forthcoming FAA definition of a new category of aircraft, the Light Sport Aircraft (LSA) category. The FAA has not yet decided, but if gyroplanes are included in the LSA category, which the Company believes is possible, the Company believes that its product designs will be well suited to this market and be capable of conforming to the new regulations.

Future Company Gyrodyne Aircraft

         The Company's technology is fully scalable and readily adaptable to the gyroplane's derivative form, the gyrodyne. As detailed later, the gyrodyne is a rotary wing aircraft that uses "tipjets" for short duration power permitting pure vertical takeoff and landing, providing the capability to hover. During the en-route portion of the flight the tipjets are turned off and the gyrodyne flies as a gyroplane in autorotation. Such an aircraft is capable of both lifting substantial payloads in gyrodyne mode and covering substantial range as a gyroplane. The technical validity of this concept was demonstrated by the British Fairey Rotodyne in the 1960's. With the application of modern technology developed by the Company or in the public domain, the concept is ready to be turned into a highly utilitarian aircraft.

         In recognition of these capabilities, the Company has, over the past three years, presented proposals to the Defense Advanced Research Agency ("DARPA") to develop a large gyrodyne, which it called the GyroLifter, to meet a critical unsatisfied need by the Defense Department. For the past three years, DOD has been seeking a vertical takeoff aircraft with payload and range capabilities that no aerospace manufacturer has been able to offer. The Company's proposal, incorporating a rotary wing on an existing fixed-wing aircraft, has received wide-ranging coverage in the aerospace press, and the Company anticipates it will receive government support for further development of its GyroLifter concept. The Company is pursuing funding from DARPA for advance development of its gyrodyne.

         The gyrodyne technology developed for the GyroLifter also has direct application to the design of short-range vertical take off and landing ("VTOL") commercial airliners. Growth in the economy can produce heavy demand for aircraft that do not require the use of increasingly congested runways and are not limited by air traffic control constraints, and the Company anticipates an opportunity to develop such an aircraft. By using the airframe of an existing type-certificated production airplane and adding the Company's rotor system, gyrodyne airliners can be delivered for substantially less investment and in less time than would normally be required to bring a new airliner to market. The Company's longer-range plans have identified opportunities for large (18-60 seat) gyrodynes to provide commercial passenger service in short and medium-range markets.

Patents

         The Company presently owns several patents that relate to collective pitch and flight controls. The important element of these patents is collective pitch control on a semi-rigid, teetering rotor head for gyroplanes. This is different from similar sounding claims for helicopters, as this concept has never before been applied to gyroplanes. The patent claims are written very broadly, which makes it difficult to design around them. The Company's patent opportunity existed because of a fifty-year hiatus in development in gyroplane technology.

Background Description of the Gyroplane and Gyrodyne

Gyroplane Technology

         Autorotative flight was developed in 1919 by Spanish aviator, Juan de la Cierva, with the objective of eliminating the risk of stalling inherent in all fixed wing aircraft when forward speed dropped below a critical speed. De la Cierva named and trademarked his invention as the "autogiro," which means "self turning" or "autorotation." The rotary wing of a gyroplane2, powered in flight only by the onrushing air, much like a windmill, will not stall, however, because a reduction in forward speed with the rotor blades in autorotation will not result in any sudden loss of lift. As speed decreases, a gyroplane will begin to descend, right side up and controllable as its rotating wing continues to provide lift with the upward flow of air driving the rotor. This provides the gyroplane with an inherent safety advantage over a conventional airplane for activities requiring low altitude and low speed operations.

         For such low, slow flying missions, a gyroplane has a similar safety advantage over a helicopter. The helicopter obtains its lift from its engine-powered rotor blades pulling the air downwards, creating an upward force on the rotor, enabling the helicopter to hover. This, however, also makes the aircraft unstable, and difficult to fly, since a loss of power to a helicopter rotor will cause an immediate loss of lift. Only with sufficient forward speed or altitude will a skilled pilot have sufficient time to be able to put a helicopter into autorotation, and thus make a controlled landing operating as a gyroplane, although without the benefit of rotor blades optimized for gyroplane flight. A helicopter is also more mechanically complex than a gyroplane, requiring additional safety-critical systems, notably a transmission between engine and main rotor and a tail rotor with its transmission needed to offset the torque in the system created by the powering of the rotor in flight. For these reasons, a gyroplane is inherently safer, simpler, quieter, easier to operate while much less expensive to maintain than a helicopter.

         The one material advantage of a helicopter over a gyroplane is its ability to hover, which is necessary in some situations such as sea rescue, sling-load work, or landing in uneven terrain. The percentage of today's helicopter market that requires hovering is, however, quite small, perhaps no more than 10 percent. For air surveillance and point-to-point flying, the inability to hover is not a disadvantage. Helicopters at low altitude, out of ground effect, whenever possible, will avoid hovering because of the danger inherent in doing so. In a low level surveillance roll, such as law enforcement, border patrol, traffic control, etc., proper procedure for all rotorcraft is to circle in a slow orbit, something the Hawk 4 and SparrowHawk can do efficiently and safely.

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

Interrupted History of the Gyroplane

         In the 1920s and 1930s, following the successful flights of Cierva, in America, Harold Pitcairn and his colleague Walter Kellett, under license from Cierva, designed and built a series of gyroplanes, which eventually made vertical takeoffs and landings. Their efforts resulted in the autogiro concept proving commercially successful in many applications during the 1930s and early



---------------
(2) Gyroplane is an official term now designated by the FAA to describe an aircraft that gets its lift from rotor blades and its thrust from an engine-driven propeller either in front, the tractor configuration, or at the rear, the pusher configuration.

1940s. An outstanding example was its use by the U.S. Postal Service for nearly ten years to deliver mail from the roofs of post offices. Thousands of flights carrying millions of pieces of mail were performed by Kellett and Pitcairn gyroplanes flying in Camden, Philadelphia, Chicago, New Orleans, Washington, D.C., and other cities.

         By the early 1940s the private aircraft market had collapsed in the Great Depression and the build up toward Word War II, when the main source of investment in aviation came from the U.S. military. At the time, Igor Sikorsky, who was an important designer of transport airplanes for the government, recognized the potential of a helicopter to the military. After licensing rotor technology from Pitcairn, he convinced the U.S. military to invest in the helicopter as the next logical step in the evolution of rotorcraft, promising more versatility for military purposes than the gyroplane.

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

         The technical development of the helicopter necessary to achieve the potential of helicopter flight was, however, much more difficult and took far longer than the military expected. Real utility was not fully attained until the middle of the Vietnam War, and then only after billions of dollars had been spent developing turbine-powered helicopters with sufficient payload to move large numbers of troops and equipment into and out of the jungle. While the Vietnam War clearly demonstrated the versatility of vertical flight, it also demonstrated that the helicopter was too expensive to purchase and to operate for widespread civilian use.

         Large aviation companies capable of developing and bringing a commercial-sized gyroplane to market have thus found that the civilian side of helicopter production has not been highly profitable. Nevertheless, companies such as Boeing and Bell, that have committed large capital outlays toward helicopter and tilt-rotor technology for military applications, recognize vertical takeoff and landing has substantial commercial potential. These companies continue to look for civilian use of that technology as evidenced by their investment into the development of aircraft targeted for commercial use, including a civilian tilt-rotor.

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

Item 2.      Description of Properties

         The Company leases its development/manufacturing facility located at 2640 W. California Avenue, Suite A, Salt Lake City, UT 84104-4593. This property of approximately 25,000 square feet, houses the Company's headquarters and its administrative offices, and within this facility the Company has assembled the Hawk 4 prototypes and parts production for the SparrowHawk. In addition, the Company leases a flight facility in Buckeye Airport, Arizona, of approximately 12,000 square feet, which it manages on behalf of the Airport Authority. All flight testing of the Company's aircraft takes place at Buckeye as well as parts manufacture and assembly of the AAI SparrowHawk products.

Item 3.      Legal Proceedings

         The Company is plaintiff in connection with four million shares of the Company's common stock issued for the purposes of obtaining a foreign loan in Luxembourg in 1993. In that suit, the Company obtained injunctions in Germany and Luxembourg preventing those shares from being sold or liquidated. The Company prevailed in the case at appellate levels. The Company continues in the process of obtaining a court order from Luxembourg to have the certificates returned to the Company.

         The Company is subject to various claims and legal actions arising in the ordinary course of business, including certain matters relating to past due amounts due creditors. The past due amounts are recorded as liabilities in the Company's consolidated financial statements, and management believes that the amount, if any, that may result from other claims will not have a material adverse effect on the consolidated financial statements.

Item 4.      Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

                                     PART II


Item 5: Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

         (a) Market Information.

         The common stock of the Company, no par value, is currently traded over the counter and is listed on the OTC Bulletin Board under the symbol "GNBA." The following table sets forth the approximate range of high and low closing prices for the common stock of the Company during the periods indicated. The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

                                                           Closing Prices
                                                           --------------

            Fiscal Year Ended June 30:                 High             Low
                                                       ----             ---

            2003     First Quarter                     $0.30            $0.22
                     Second Quarter                    $0.26            $0.17
                     Third Quarter                     $0.20            $0.16
                     Fourth Quarter                    $0.25            $0.15

            2004     First Quarter                     $0.25            $0.12
                     Second Quarter                    $0.25            $0.14
                     Third Quarter                     $0.29            $0.20
                     Fourth Quarter                    $0.26            $0.17

         On September 30, 2004, the closing quotation for the common stock was $0.21 per share. As reflected by the high and low prices on the foregoing table, the trading price of the common stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry in which the Company sells products and services, general economic conditions, and other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

         (b) Approximate number of equity security holders.

         The approximate number of record holders of the Company's common stock as of September 30, 2004 was 1,470, which does not include shareholders whose stock is held through securities position listings.

         (c) Dividends.

         The Company did not declare or pay any cash dividends on its common stock during the past two fiscal years.

         (d) Securities authorized for issuance under equity compensation plans.

         The Company's ISO 2000 Stock Option Plan (the "Plan") has been approved by the shareholders of the Company. Under the Plan, a maximum of 30,000,000 common shares were made available for granting of options to purchase common stock. The Company may issue both non-qualifying stock options and qualifying incentive stock options. The Company has also issued stock options and warrants outside the Plan which have been approved by the Company's Board of Directors and which have been issued under no specific plan approved by the shareholders. The following table presents information concerning outstanding stock options and warrants issued by the Company.


                                                                                      Number of Securities
                                                                                     Remaining Available for
                                                                                      Future Issuance Under
                              Number of Securities         Weighted-Average         Equity Compensation Plans
                           to be Issued Upon Exercise     Exercise Price of      (Excluding Securities Reflected
      Plan Category          of Outstanding Options      Outstanding Options             in Column (a))
------------------------------------------------------------------------------------------------------------------
                                       (a)                      (b)                             (c)
Equity compensation plans
   approved by security
   holders                           17,300,000                 $0.70                           -

Other options and warrants
   issued outside plans
   approved by security
   holders                           32,685,504                 $0.33                           -



         See also Notes 12 and 13 of the Notes to Consolidated Financial Statements for further information regarding the Plan and stock options and warrants issued by the Company.

         (e) Recent sales of unregistered securities.

         During the year ended June 30, 2004, the Company issued a total of 17,618,765 shares of its restricted Rule 144 common stock, primarily to accredited investors in transactions exempt from registration. These shares were issued through private placement offerings in reliance upon the exemption from registration contained in Rule 506 of Regulation D at prices per share ranging from $.20 to $.25. The shares were issued for the following consideration:
6,843,413 shares for cash of $1,368,000; 81,500 shares in payment of finders' compensation on the sale of common stock; 830,473 shares in payment of accounts payable of $180,000; 900,000 shares as collateral for notes payable; 601,254 shares in payment of interest expense of $124,000; 312,659 shares in payment of debt of $63,000; 1,583,625 shares for the return of $317,000 of deposits; 340,841 shares valued at $68,000 in payment of the Company's matching contribution to the Company's 401(k) plan; and 6,125,000 additional shares issued upon the exercise of a stockholder put option. In addition, cash finders' compensation on the sale of common stock totaled $36,000. The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

         In October 2003, the Company issued 180 shares of Series B 15% Preferred Stock, with a redemption date of October 31, 2005, in exchange for notes payable and accrued interest payable totaling $180,000 in a private placement transaction with an accredited investor.

         In November 2003, the Company issued 8,000 shares of Series B 15% Preferred Stock with a Stated Value of $8,000,000 for $2,000,000 cash in a private placement transaction with an accredited investor.

         On October 8, 2004, the Board of Directors approved the issuance of 1,400,000 shares of Series A Convertible Preferred Stock to the Company's founders: 900,000 shares to David Groen, President and Chief Executive Officer, and 500,000 shares to Jay Groen, Chairman of the Board of Directors, at a purchase price of $0.05 per share, for total consideration of $70.000. See Item
11. Security Ownership of Certain Beneficial Owners and Management and Item 12. Certain Relationships and Related Transactions.

         (f) Purchases of equity securities by the small business issuer and affiliated purchasers.

         During the fourth quarter of fiscal year 2004, neither the Company nor any of its affiliates purchased any equity securities of the Company.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

         Effective July 1, 1993 and continuing through March 31, 2003, the Company was considered a development stage company as defined in SFAS No. 7. The Company's development stage activities consisted of the development and preparation for FAA certification of the Hawk 4 gyroplane. Sources of financing for these development stage activities have been primarily debt and equity financing.

         During the first quarter of fiscal year 2003, the Company suspended its flight testing of the Hawk 4 at its Buckeye facility in Arizona due to lack of financial resources, but is intending to recommence that program as soon as funding permits. Further development toward commercial certification of the Hawk 4 has been deferred pending the receipt of required funding. The Company's business plan for the Hawk 4 is now oriented in its immediate priorities toward offering this aircraft in its already well tested form to the US government, and to governments of friendly countries. This would give the Company the opportunity to begin receiving revenues ahead of FAA certification and as a result to reduce the need for funding to permit the start of production of the Hawk 4. Consistent with this objective, the Company has been presenting the case for the Hawk 4's utility in this role to members of Congress, appropriate Federal Agencies, and to State and local agencies across the nation for Public Use applications, particularly Homeland Defense, and is seeking orders within the Federal 2005 Budget. The Company is confident that the safety, reliability, maneuverability and low operating cost of the Hawk 4 will permit it to perform competitively with helicopters (and airplanes) for many missions requiring low, slow flight, but without the requirement for a runway for take-off or landing. The Company has received significant deposits on aircraft from the Company's authorized dealers in anticipation of full-scale production of the Hawk 4. These dealer deposits are recorded as a long-term liability in the Company's consolidated balance sheet.

         The Company has designed, and now manufactures and sells SparrowHawk gyroplane kits for the home-built market. In addition, the Company developed and sells modification kits designed to improve in-flight stability and safety for another manufacturer's kit gyroplane. The Company also receives some revenues from flight training and from contract manufacturing, however, these revenue sources have not been, and are not projected to be, significant to the Company. The Company has received substantial advance payments from dealers and customers on SparrowHawk gyroplane kit orders, which have been recorded as deferred revenue.

         During the year ended June 30, 2004, the Company's operating focus has been directed to the final development of the SparrowHawk. As previously discussed, the initial market for this two-seat piston engine powered aircraft lies with builders of home-built aircraft from kits supplied by AAI. Management also believes that there are larger, untapped markets in the future for fully assembled SparrowHawk Gyroplane aircraft, including law enforcement agencies both in the United States and overseas using the SparrowHawk as a surveillance aircraft.

         An intensive marketing program for light gyroplane products is being developed. Through June 30, 2004, over 50 initial orders for SparrowHawk gyroplane kits have been received, with 13 complete kits and 6 partial kits delivered. In the fourth quarter of fiscal year 2004, the Company reported SparrowHawk sales revenues of $343,000 on the delivered kits, the initial revenues reported on this product. In addition, through March 31, 2004, 26 AAI dealerships have been established, 20 in the United States and 6 internationally.

Going Concern Opinion

         As discussed in Note 2 to the Consolidated Financial Statements, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses, the excess of current liabilities over current assets, the stockholders' deficit, and negative cash flows from operations, the Company's outside auditors issued an opinion on the consolidated financial statements expressing substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on attaining future profitable operations, restructuring its financing arrangements, and obtaining additional outside financing. Management anticipates that the Company will be able to obtain additional financing sufficient to fund operations during the next fiscal year; however, there can be no assurance the Company will be successful in these endeavors. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

         Revenues

         Total revenues increased from $117,000 in the year ended June 30, 2003 to $509,000 in the year ended June 30, 2004. The revenues in fiscal year 2003 were comprised of $47,000 from the sales of modification kits, $18,000 from flight training and $52,000 from subcontract manufacturing. In fiscal year 2004, revenues were comprised of $343,000 from the sale of SparrowHawk kits, $77,000 from the sales of modification kits, $39,000 from flight training and $50,000 from subcontract manufacturing. As discussed above, AAI began delivering partial SparrowHawk kits in the third quarter of fiscal year 2004, delivering 13 complete kits by the end of the fiscal year.

         At June 30, 2004, advance deposits of $640,000, included in deferred revenue, from AAI customers and AAI Dealers principally for SparrowHawk kits, have added significantly to overall cash flow. During fiscal year 2005, the Company will be progressively increasing its focus on satisfying a growing demand for SparrowHawk kits, and, to a lesser extent, for modification kits. The Company recognizes revenues on the sale of SparrowHawk kits when a complete kit has been delivered and the collection of the remaining purchase price is reasonably assured. While less in dollar amount, flight training revenue will be an ongoing addition to Company cash flow. The Company does not consider subcontract manufacturing revenues as a significant future source of ongoing revenue to the Company.

         Costs and Expenses

         Comparing fiscal year 2004 to fiscal year 2003, cost of sales increased to $495,000 from $100,000. The increase in fiscal year 2004 was primarily due to the cost of sales of the SparrowHawk kits of $346,000. The Company has experienced a negative gross profit on the SparrowHawk kits because of the nonrecurring and "learning curve" costs that are normally experienced in the introductory production of a new product. The Company anticipates that little margin will be reported on sales of the SparrowHawk kits for the first few months of fiscal year 2005. The consolidated statement of operations for the year ended June 30, 2004 reported a modest gross margin on total sales. However, this margin was attributed primarily to flight training and subcontract manufacturing revenues. All costs of the incomplete SparrowHawk kits delivered as of June 30, 2004 have been deferred and included in work-in-process inventories.

         Comparing fiscal year 2004 to fiscal year 2003, research and development expenses decreased to $1,796,000 from $2,021,000. This decrease in the current fiscal year is due to the shift in operational focus at AAI from research and development to production of the SparrowHawk kits in the third and fourth quarters. In addition, research and development activities have shifted during the current fiscal year almost entirely from developing the Hawk 4 technology to work on the SparrowHawk, and, to a lesser extent, on applications of gyrodyne technology.

         Comparing fiscal year 2004 to fiscal year 2003, general and administrative expenses increased to $1,697,000 from $1,566,000, an 8% increase. The increase in the current year is due primarily to the addition of personnel and expenses in Buckeye, Arizona supporting the sales and development of the SparrowHawk.

         Other Income and Expenses

         Comparing fiscal year 2004 to fiscal year 2003, related party interest income decreased slightly from $11,000 to $9,000.

         Comparing fiscal year 2004 to fiscal year 2003, interest and other income increased to $170,000 from $90,000 due to the gain on sale of assets in the current year, generated primarily from the sale of investment art against which full impairment losses had been recorded in prior years.

         Interest expense for fiscal year 2004 compared to fiscal year 2003 increased to $1,583,000 from $1,103,000. This was due to continued accruals of interest on notes payable, on accrued payroll and on vendor payables, as well as the expense incurred in the current year on the issuance of stock options and warrants to lenders in connection with new debt or debt extensions, net of the effect of the reduction in debt.

         Comparing fiscal year 2004 to fiscal year 2003, Series B Preferred Stock interest expense increased to $7,639,000 from $0. This increase was due to reclassification of this expense to other expense pursuant to the adoption of Statement of Financial Accounting Standards No. 150.

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

         For the year ended June 30, 2004, and for all periods beginning after June 15, 2003, the Company's Series B 15% Preferred Stock is to be classified as a liability because it embodies an obligation of the Company and falls within the scope of SFAS 150. Previously, the Company's Series B 15% Preferred Stock was classified as equity. As a result, as of June 30, 2004 the Company's Series B 15% Preferred Stock is classified as a liability. Series B 15% Preferred Stock accretion and dividends have been expensed during the year ended June 30, 2004 as an interest cost. Previously, Series B 15% Preferred Stock accretion and dividends were not expensed as an interest cost but were applied to the net loss applicable to common stockholders.

         Net Earnings

         During the year ended June 30, 2004, the Company continued to record losses as it continued the transition toward full marketing and manufacturing of the SparrowHawk gyroplane series and, to a lesser extent, continue research and development activities on Hawk 4 and gyrodyne technologies and opportunities. For fiscal year 2004, the loss from operations was $3,479,000 compared to the loss from operations of $3,718,000, with the decrease in the loss resulting from increased revenues in the current year as described above. The net loss for fiscal year 2004 was $12,522,000 compared to $4,720,000 in fiscal year 2003, with the increase in the loss resulting primarily from the increase in interest expense and the reclassification of the Series B 15% Preferred Stock interest expense as described above. In fiscal year 2004, the net loss applicable to common stockholders included an expense of $1,448,000 relating to the issuance of a put option as required by SFAS 150. In fiscal year 2003, the additional net loss applicable to common stockholders is due to accretion in the value of the Series B 15% Preferred Stock and dividends on that stock that totaled $10,866,000 for fiscal year 2003. As discussed above, the Series B 15% Preferred Stock accretion and dividends were recorded as interest expense and included in net loss in fiscal year 2004.

         As a result, the net loss applicable to common stockholders decreased from $15,586,000 in fiscal year 2003 to $13,970,000 in fiscal year 2004. The combined dividends and accretion on the Series B 15% Preferred Stock (recorded as interest expense in fiscal year 2004) decreased from $10,866,000 in fiscal year 2003 to $7,639,000 in fiscal year 2004. The decrease is due primarily to the accretion recorded in fiscal year 2003 on the original 15,000 shares of the Series B 15% Preferred Stock, which originally matured in October 2003. The redemption date on these shares was extended to October 2005.

Liquidity and Capital Resources

         The Company has entered the market for both modification kits to improve the stability of small gyroplanes produced by other manufacturers, and the home built market with its own SparrowHawk two-seat gyroplane. These markets typically make substantial advance down payments on product orders, which has contributed and will continue to contribute to operating cash flows of AAI. Furthermore, AAI is continuing the process of setting up an extensive dealer network for the sale and product support of SparrowHawk kits. Fees from dealership sales and advance customer deposits for future deliveries of SparrowHawk kits are contributing significantly to AAI's initial cash flow. At June 30, 2004, advance deposits from customers of AAI amounted to $640,000, which are included in the balance sheet as deferred revenue.

         Meanwhile, as previously reported, following the economic downturn and its impact on the aerospace industry of 9/11, the Company's fund-raising activities in the venture capital market were seriously impaired, resulting in active development of its Hawk 4 Gyroplane for commercial certification being deferred. The Company, however, continues actively to seek sales and funding for government and public use applications of the Hawk 4 as well as for the SparrowHawk.

         In the face of continuing fund-raising difficulties, in fiscal years 2002 and 2003, the Company successfully approached many of its principal vendors requesting that they accept a stretching out of payments beyond their normal terms. As a result, the Company is servicing much of its pre-November 2001 obligations to vendors utilizing a combination of repayment plans, which include monthly payments for smaller vendor liabilities and promissory notes for larger vendor liabilities. Certain of the promissory notes have expired, and are technically in default. In addition, as of June 30, 2004, the Company was delinquent in making payments on substantially all promissory notes to vendors. The Company continues ongoing negotiations with these vendors and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action. The Company intends to repay in full all vendors, including interest where applicable. The Company is also delinquent in making payments on capital lease obligations of $660,000 and other notes payable of $112,000, and has once again fallen behind in payments of tax obligations of approximately $160,000 to Federal and state government agencies.

         Net cash used in operating activities was $3,809,000 for the year ended June 30, 2004 and $1,901,000 for the year ended June 30, 2003. Contributing to the increase in cash used in operating activities during fiscal year 2004 was the net loss for the year and the increase in inventories of $396,000.

         The Company has funded losses from operations during fiscal year 2004 primarily from the issuance of debt and the sale of common stock. Net cash provided by financing activities for fiscal year 2004 was $3,754,000 compared to $1,856,000 for fiscal year 2003.

         In November 2003, the Company successfully completed the sale of 8,000 shares of Series B 15% Preferred Stock, with a stated value of $8,000,000, for $2,000,000 cash. In addition, during the year ended June 30, 2004, the Company raised $1,332,000, net of finders' compensation, from the sale of common stock, and $422,000 from the net increase in debt. During fiscal year 2003, the Company raised $893,000, net of finders' compensation, from the sale of common stock and $963,000 from the net increase in debt. This funding has allowed the Company to move forward with its business plan and continue to approach the time when it will begin to complete and deliver SparrowHawk kits on a profitable basis and generate cash flows from operations.

         At June 30, 2004, the Company had a working capital deficiency of $13,381,000 and a stockholders' deficit of $42,213,000.

         Discussions with potential investors are ongoing for sale of restricted common stock, preferred stock or issuance of debt, each of which would allow the Company to meet its current obligations, fund its operations and bring current delinquent debt obligations. The Company's business plan, however, relies heavily on immediate sales and cash flows from SparrowHawk gyroplane kits and, ultimately, sales of the SparrowHawk and Hawk 4 gyroplanes to government and other entities. Significant additional capital will be required to permit a return to the Company's planned Hawk 4 certification program on a stable financial basis.

         There can be no guarantee or assurance that the Company will be successful in its ability to generate revenue or to raise capital at favorable rates or at all.

         In connection with the extension of the redemption date of the original issuance of the Company's Series B 15% Preferred Stock and the sale of 8,000 shares of the Series B 15% Preferred Stock during the second quarter of fiscal year 2004, the Company's Articles of Incorporation were amended to require that all redemptions of the Series B 15% Preferred Stock be paid in cash. The Articles of Incorporation were also amended to define the maturity date as the first to occur of (a) October 31, 2005, (b) the occurrence of a defined "liquidation event", or (c) the date that is six months following the receipt by the Company or its affiliates of proceeds from one or more financing transactions in excess of $50 million. In addition, the amended Articles of Incorporation require pro rata redemptions of the Series B 15% Preferred Stock with the proceeds of certain financing transactions that exceed $20 million in the aggregate. As a result, if the Company is successful in raising the levels of funding that it requires to bring its obligations current and fund its planned operations, significant portions of this funding will be required to make redemption payments on the Series B 15% Preferred Stock in advance of the original October 31, 2005 maturity date. At June 30, 2004 the recorded value of the Series B 15% Preferred Stock was $24,939,000.

         Management does not anticipate that revenues or expenses will be materially affected by inflation during the next twelve months of operations.

Off Balance Sheet Commitments

         The Company leases certain property, vehicles and facilities under noncancellable operating leases. Future minimum rental payments required under these leases are as follows:

         Years Ending June 30,                                Amount
         ---------------------                                ------

                  2005                                    $    124,000
                  2006                                           4,000
                  2007                                           4,000
                  2008                                           4,000
                  2009                                           1,000
                                                          ------------

                                                          $    137,000
                                                          ------------

Critical Accounting Policies

         The Company's critical accounting policies include the following:

         Research and Development - Research and development costs are expensed as incurred. The Company estimates much of its reported research and development expenses through allocations of employee compensation and other costs.

         Revenue Recognition - The Company recognizes revenues from goods and services when there is a binding agreement, the product has been completely shipped or service has been delivered, collection is reasonably assured, and the

Company has no significant obligations remaining. Therefore, revenues from the sale of SparrowHawk gyroplane kits are not recorded until complete kits have been delivered and collection of remaining amounts due from customers is reasonably assured.

         Financial Instruments with Characteristics of Both Liabilities and Equity - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The statement was effective on July 1, 2003 for financial instruments entered into or modified after May 31, 2003, and otherwise effective for existing financial instruments entered into before May 31, 2003. The adoption of SFAS No. 150 resulted in the reporting of the Company's Series B 15% Preferred Stock as a long-term liability (see Note 9) and in the reporting of a put option obligation as a long-term liability (see Note
11).

         Put Option Liability - To comply with SFAS No. 150, the Company estimated the fair value of the put option liability at $1,448,000 at June 30, 2004 using the Black-Scholes option-pricing model. Until the obligation is satisfied, the Company will continue to use this methodology to periodically reassess the fair value of the put option liability to determine if the carrying value of the liability in the consolidated financial statements requires adjustment. Changes in the assumptions used in the option-pricing model, including the market price of the Company's common stock and risk-free interest rates, may result in fluctuations in the estimated fair value and carrying value of the put option liability.

         Non-Employee Stock Options and Warrants - In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company estimates the fair value of the consideration recorded for stock options and warrants issued to non-employees using the Black-Scholes option-pricing model. For those stock options and warrants that have variable characteristics, the Company will continue to use this methodology to periodically reassess the fair value of the consideration to determine if the value of the consideration recorded in the consolidated financial statements requires adjustment. Changes in the assumptions used in the option-pricing model, including the market price of the Company's common stock and risk-free interest rates, may result in fluctuations in the estimated fair value and carrying value of the consideration recorded for variable non-employee stock options and warrants.

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

         Forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risk and uncertainty, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed hereunder and elsewhere in this Form 10-KSB. These forward-looking statements represent the Company's judgment as of the date of this Form 10-KSB. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

Item 7.      Financial Statements

         The financial statements of the Company required by this Item are contained in a separate section of this report. See "Index to Consolidated Financial Statements" on Page F-1 for the consolidated financial statements of the Company included in this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 8A. Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of June 30, 2004. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective, except as described below, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

         In connection with the audit of the Company's consolidated financial statements for the year ended June 30, 2004, management and the Company's independent auditors identified certain material weaknesses in the Company's internal control over the financial reporting process pertaining to the timely evaluation and recording of transactions related to the Company's Series B 15% Preferred Stock and the Company's put option liability. As a result and as discussed in Note 21 to the Company's consolidated financial statements, adjusting entries were recorded in the fourth quarter of the year ended June 30, 2004, which, in the aggregate, did not have a material net effect on the consolidated results of operations and net loss applicable to common stockholders either in the applicable quarters or for the entire fiscal year.

         During the first quarter of fiscal year 2005, the Company has continued to implement changes to improve its internal controls over financial reporting. These changes include, among other matters, more comprehensive documentation of accounting policies and procedures, and implementing analytical review procedures, schedules and checklists for the preparation of interim and annual financial statements.

         Other than the matter discussed above, there were no other significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company's Chief Executive Officer and Chief Financial Officer.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

         The following table contains the names and ages of all Directors and Executive Officers of the Company and offices held by each such person.

  Name                   Age       Positions
  ----                   ---       ---------

  David L. Groen         53        Director, President, Chief Executive Officer,
                                   and Treasurer

  H. Jay Groen           60        Director, Chairman of the Board of Directors

  Dennis P. Gauger       52        Director, Chief Financial Officer, Secretary

Term of Office

         The appointment of Messrs. Groen as members of the Board of Directors was ratified and approved by the stockholders at a meeting for that purpose on May 20, 2000. Mr. Gauger was appointed a member of the Board of Directors on January 22, 2004. The terms of service of Messrs. Groen and Mr. Gauger as members of the Board of Directors continue until the next annual meeting of the stockholders. With the exception of compliance with the duties of a director as set forth in the Articles of Incorporation or By-laws of the Company or in the provisions of the Utah Business Corporation Act, there are no arrangements or understandings pursuant to which any of the foregoing persons were selected to serve on the Board of Directors of the Company. Each of the foregoing persons consented to serve as a director of the Registrant prior to their designation or subsequent election as such.

Family Relationships

         H. Jay Groen and David L. Groen are brothers.

Background on Directors and Executive Officers

         David L. Groen Immediately prior to forming the Company, Mr. Groen was a founding partner and Chief Financial Officer (CFO) for Seagull Recycling Company, an organization that developed an original supply of secondary paper fiber for sale to domestic and Far East markets. Previously, he has held numerous executive positions in the helicopter industry with a variety of leadership responsibilities including the operational duties of Sales and Marketing, Safety Officer, Branch Manager, and Chief Pilot. Having extensive military and commercial experience in helicopters, Mr. Groen has logged over 7,000 hours in rotor-wing and fixed-wing aircraft. He is qualified as a pilot in many American and French helicopters, and has attended Aerospatiale factory schools.

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

         H. Jay Groen Before joining the Company, Jay Groen co-founded along with his brother, David, Seagull Recycling Company. Prior to this business venture, he was the President of China West, Inc., a Washington D.C. based organization representing U.S. firms in the Peoples Republic of China. In this role, Mr. Groen negotiated joint venture and trade agreements in such diverse industries as machine building, petroleum, coal, agriculture, light manufacturing, handicrafts, and forest products. Early in his career, Mr. Groen spent ten years as an Economist for the Central Intelligence Agency (CIA) doing original research on Asia, with a particular interest on the People's Republic of China. As part of his responsibilities with the CIA, Mr. Groen prepared written and oral briefs for the White House staff and members of Congress, and lectured at the National War College.

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

         Dennis P. Gauger, CPA Dennis P. Gauger, CPA, has over 27 years of experience as a financial executive, corporate troubleshooter and consultant, and accounting and auditing professional. His professional background includes 21 years of service in three offices of Deloitte & Touche, a "Big Four" international accounting firm, including 9 years as an accounting and auditing partner, and six years operating his own Certified Public Accounting firm specializing in contract financial and executive management.

         As a Deloitte partner, Mr. Gauger directed domestic and international firm interactions with senior executive management, audit committees and boards of directors relating to audited financial statements, SEC accounting and reporting, initial public offerings, mergers and acquisitions, technical accounting issues, cost accounting, internal controls, employee benefit plans, corporate governance, financing, cash management, and operations. Since leaving Deloitte, Mr. Gauger has completed both short and long-term engagements as a corporate troubleshooter, "turn around" specialist, financial consultant and analyst, compliance officer, and chief financial officer for a variety of public and privately-owned companies. He has experience in a wide variety of industries, including manufacturing, high technology, software, Internet, retail and distribution, financial services, hospitality, mining, telecommunications and real estate.

         Mr. Gauger serves as part-time, contract Chief Financial Officer for two other public companies. He is a licensed Certified Public Accountant in the states of Utah and Nevada, and a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants. He graduated with honors from Brigham Young University with a BS degree in accounting.

Communications Between Shareholders and the Board of Directors

         The Board of Directors of the Company has not adopted a formal procedure that shareholders must follow to send communications directly to it. The Board of Directors does receive communication from shareholders, from time to time, and addresses those communications as appropriate. Shareholders can send communication to the Board of Directors in one of the following ways:

         o In writing, to Groen Brothers Aviation, Inc., 2640 West California Avenue, Suite A, Salt Lake City, Utah 84104, Attention of Board of Directors

         o    By Email, at directors@gbagyros.com.

         The Company did not hold an annual meeting of shareholders during the fiscal year ended June 30, 2004.

Officers of Subsidiary Corporations

         As stated earlier, the Company has two wholly-owned subsidiaries, Groen Brothers Aviation USA, Inc., and American Autogyro, Inc. James P. Mayfield is an officer of American Autogyro, Inc., serving as President and Board Member. Mr. Mayfield also serves as a non-executive officer Vice President of Groen Brothers Aviation USA, Inc. Robert (Robin) H. H. Wilson, who had filled the position of Chief Financial Officer prior to Mr. Gauger's appointment, currently serves as Vice President, Head of Business Development, a non-executive officer, of Groen Brothers Aviation USA, Inc. Backgrounds on the officers of subsidiary corporations are as follows:

         James P. Mayfield III, one of only a handful of individuals certified as a gyroplane pilot examiner by the FAA, brings to the Company more than 3,300 hours of flight time in gyroplanes. As the Company's Chief Test Pilot, Mr. Mayfield was recently honored by being inducted into "The Society of Experimental Test Pilots," an elite world-wide organization of only 1800 pilots, whose distinguished membership include Chuck Yeager, Deke Slayton, Scott Crossfield and Jimmy Doolittle II. Mr. Mayfield has logged more than 14,900 total hours flight time that includes extensive experience test flying a wide range of aircraft. A career U.S. Marine Corps officer, Mr. Mayfield retired from the Marines in 1989 following nearly 25 years of distinguished service and leadership experience. He possesses two baccalaureate degrees, one in psychology and a second in sociology bestowed by the University of New York.

         Robin H.H. Wilson has had a long and prominent career in aviation. He is a native of Ireland, but began his career with Rolls-Royce Aero-Engines in England, where he worked as an engineer for eight years, obtaining his Engineering degree from Cambridge University. During this period he was a section leader on the development of the Tyne engine intended among other applications as the powerplant for the Fairey Rotodyne, a large commercial gyrodyne.

         Mr. Wilson left Rolls-Royce to attend graduate school, obtaining an MBA with High Distinction from Harvard University. From Harvard he joined TWA as a Financial Analyst, where over the following seventeen years he held several Vice President positions across many functional areas, including Planning, Marketing, Maintenance and Engineering and finally Senior Vice President, Operations. He left TWA to become President of the Long Island RailRoad, the nation's oldest and largest passenger carrying railroad. His 3 1/2 years in this position were marked by significant improvement in the railroad with a commendation by the NY State legislature for outstanding performance.

         Mr. Wilson returned to aviation as President of Western Airlines, where he participated in the build up of its Salt Lake City hub as part of the team that managed the major turnround of that carrier and merger with Delta. Later, he was appointed President of Burlington Air Express, before returning to Ireland, as Chief Technical Officer of Guinness Peat Aviation, then the world's largest aircraft leasing company.

         Following TWA's Chapter 11 filing in 1992, Mr. Wilson was asked to return to TWA as Co-Chief Executive to take the company out of bankruptcy. When this was accomplished, he remained as Vice Chairman until new management was recruited. He then became a partner in the international aviation consultancy, SH&E, advising Governments, Banks, Airlines and other parties on aviation matters over a five-year period.

         In August 2001 he joined Groen Brothers Aviation as Chief Financial Officer and Head of Business Development. Late in 2003, he took on added responsibility for GBA and AAI Marketing and Sales, while relinquishing his CFO role.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the directors and executive officers of the Company, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on the review of the copies of such forms received by the Company or written representations from certain reporting persons, that no other reports were required, management of the Company believes that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with during the year ended June 30, 2004.

Committees of the Board of Directors

         The three members of the Company's Board of Directors, each of whom are not deemed independent, currently serve as the Audit Committee and Compensation Committee of the Board.

         The Audit Committee reviews internal accounting and financial practices and controls, as well as all services performed by the Company's independent auditors, including recommending the selection of the independent auditors. The Audit Committee has not adopted a written charter.

Code of Ethics

         The Company has adopted a statement of corporate values applicable to all employees. A copy of the code is included as Exhibit 14.1 to this annual report and is available on the Company's web site. The Company has also adopted Standards of Conduct applicable to all employees. A copy of these standards is included as Exhibit 14.2 to this annual report.


Item 10.     Executive Compensation

         Set forth below is information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended June 30, 2004, 2003 and 2002 paid to the President and Chief Executive Officer (the "Named Executive Officer"). No other officers were paid in excess of $100,000 during the year ended June 30, 2004.

         The following table summarizes compensation received by the Named Executive Officer for the three fiscal years ended June 30, 2004, 2003 and 2002.

                                                                            Long-Term Compensation
                                            Annual Compensation             Restricted    Securities
                                                             Other Annual      Stock      Underlying      All Other
                                      Salary       Bonus     Compensation     Awards       Options      Compensation(1)
     Name and Position       Year        $           $             $             $            #                $

David Groen                  2004    113,269           -               -           -         50,000             110
   President and Chief       2003     22,000           -               -           -      2,500,000             238
   Executive Officer         2002     20,096           -               -           -        350,000               -


         (1) Includes matching contributions made by the Company on behalf of Mr. Groen pursuant to the Company's Profit Sharing 401(k) Plan.

         At June 30, 2004, unpaid back wages from the past two fiscal years payable to David Groen were $76,731. Unpaid back wages from the past two fiscal years payable to other officers were $182,462 at June 30, 2004. Jay Groen is no longer an employee of the Company, but is paid consulting fees for services rendered to the Company. At June 30, 2004, unpaid consulting fees to Jay Groen were $220,385.

         In addition to cash compensation, the Company has a deferred compensation plan for officers that accrues additional salary for officers, payable in part or in whole only by resolution of the Company's Board of Directors. The Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize any payments until the Board determines such payment would be prudent in light of the Company's financial condition and availability of cash. At June 30, 2004, deferred compensation accrued to officers, resulting from several years of accruals, amounted to $1,285,648 to David Groen, $529,751 to Jay Groen for years when he was an employee, $818,237 to James Mayfield and $394,131 to Robin Wilson.

Option/SAR Grants in Fiscal Year 2004
-------------------------------------

         The following table sets forth as to the Named Executive Officer certain information with respect to options to purchase shares of the Company's common stock granted during fiscal year 2004.

                    Number of
                   Securities        % of Total
                   Underlying       Options/SARS
                  Options/SARS       Granted to      Exercise or
                     Granted        Employees in      Base Price     Expiration
    Name                #         Fiscal Year 2004    ($/Share)         Date

David Groen          50,000             1.15%            0.25         12/31/08

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

         The following table sets forth the aggregate value of unexercised options to acquire shares of common stock held by the Named Executive Officer on June 30, 2004. There were no options exercised by the Named Executive Officer during the year ended June 30, 2004.

                                           Number of              Value of
                                       Securities Underlying     Unexercised
                                          Unexercised           In-the-Money
              Shares                      Options/SARs          Options/SARs
            Acquired on      Value        at FY-End (#)         at FY-End ($)
             Exercise      Realized       Exercisable/          Exercisable/
   Name          #             $         Unexercisable        Unexercisable (1)
--------------------------------------------------------------------------------

David Groen      -             -      4,908,334 / 166,666        100,000 / -


         (1) Reflects the difference between the exercise price of the options granted and the value of the common stock on June 30, 2004. The closing price of the Company's common stock was $0.19 per share on June 30, 2004.

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

         The following tabulation shows, as of September 30, 2004, the number of shares of common stock, no par value, owned beneficially by: (a) all persons known to be the holders of more than five percent (5%) of voting securities, (b) Directors, (c) the Named Executive Officer and (d) all other Officers and Directors as a group:

                                                     Amount and Nature of
                                                   Beneficial Ownership (1)
                                             -----------------------------------
Name and Address of Beneficial Owner                 Shares            Percent

David Groen
2640 W. California Ave., Suite A
Salt Lake City, Utah 84104                       17,189,218 {2}          12.2%

Jay Groen
2640 W. California Ave., Suite A
Salt Lake City, Utah 84104                       10,501,341 {3}           7.5%

Dennis P. Gauger
2640 W. California Ave., Suite A
Salt Lake City, Utah 84104                          550,000 {4}           0.4%

James P. Mayfield
2640 W. California Ave., Suite A
Salt Lake City, Utah 84104                        6,704,094 {5}           4.8%

Robert H. H. Wilson
2640 W. California Ave., Suite A
Salt Lake City, Utah 84104                        3,016,667 {6}           2.1%
                                             ----------------       ------------

All Officers and Directors
as a group (5 persons)                           37,961,320              27.0%
                                             ===============       ============

         (1) Unless otherwise indicated, each person identified in the table has sole voting and investment power with respect to the common stock beneficially owned by such person. The total number of outstanding shares included in the computation of percentages is 118,123,368 plus 22,250,001 options which are exercisable by executives and directors within 60 days.
         (2) Includes 8,452,884 shares owned by David Groen, 2,103,000 shares beneficially owned held by family trusts and 6,633,334 options exercisable by David Groen.
         (3) Includes 4,620,516 shares owned by Jay Groen, 14,158 shares beneficially owned held by family trusts and 5,866,667 options exercisable by Jay Groen.
         (4) Includes 50,000 shares owned by Dennis Gauger received as compensation in fiscal year 2004 and 500,000 options exercisable by Dennis Gauger.
         (5) Includes 70,760 shares owned by James Mayfield and 6,633,334 options exercisable by James Mayfield.
         (6) Includes 300,000 shares owned by Robin Wilson, 100,000 shares beneficially owned held by family trusts and 2,616,667 options exercisable by Robin Wilson.

         In addition to the above, David Groen, President and Chief Executive Officer, owns 900,000 shares of the Company's Series A Convertible Preferred Stock, and Jay Groen, Chairman of the Board of Directors, owns 500,000 shares of the Company's Series A Convertible Preferred Stock, combined representing 100% of the outstanding shares of that series of preferred stock. Each share of the Series A Convertible Preferred Stock entitles the holder to cast one hundred
(100) votes, or a total of 90,000,000 and 50,000,000 votes, respectively, on all matters submitted to the stockholders for a vote, voting together with the holders of the common stock of the Company as a single class.

Item 12.     Certain Relationships and Related Transactions.

         During the year ended June 30, 2001, David Groen acquired 10,000,000 shares of Series A Convertible Preferred Stock in exchange for a note receivable in the amount of $10,000,000. The note matured in November 2003, bore an interest rate of 5% per annum, and was secured by 10,000,000 shares of the Company's Series A Convertible Preferred Stock. Principal and accrued interest were due in one lump sum, upon maturity. This note and the corresponding Series A Convertible Preferred Stock were to become null and void upon the death, incapacity, or termination of employment of David Groen.

         On May 31, 2002, due to the significant decline in the price of the Company's common stock, the Company reset the acquisition price of the Series A Convertible Preferred Shares from $1 per preferred share to $0.24 per preferred share. Correspondingly, the Company renegotiated the note receivable amount from $10,000,000 to $2,400,000. The renegotiated amount was retroactive, effectively reducing the accrued interest balance at May 31, 2002 by $594,000. The accrued interest balance as of June 30, 2003, was $317,000.

         When the note matured in November 2003, David Groen surrendered all Series A Convertible Preferred shares in exchange for cancellation of the note receivable and related accrued interest receivable. The accrued interest balance immediately prior to cancellation was $360,000.

         On October 8, 2004, the Company amended and restated its Articles of Incorporation to change the rights and terms of its Series A Convertible Preferred Stock. On October 8, 2004, the Board of Directors approved the issuance of 1,400,000 shares of Series A Convertible Preferred Stock to the Company's founders: 900,000 shares to David Groen, President and Chief Executive Officer, and 500,000 shares to Jay Groen, Chairman of the Board of Directors, at a purchase price of $0.05 per share, or total consideration of $70,000. The amended rights, terms and preferences of the Series A Convertible Preferred Stock are summarized as follows:

         o Each share may cast one hundred (100) votes on all matters submitted to the stockholders for a vote, voting together with the holders of the common stock of the Company as a single class. These rights expire seven years from the date of issue.

         o Upon, and only upon, the Company reaching significant revenue milestones, the shares are convertible into common stock of the Company at a conversion price of $0.50 per share of common stock, convertible on a one-for-one hundred (1:100) basis. Conversion is allowed at the rate of 25% of the preferred shares for each $30 million in defined cumulative gross sales, for a total of $120 million in sales. This convertibility is also only available if these significant revenue milestones are met within seven years from the date of issue of the Series A Convertible Preferred Stock.

         o The shares, including all voting and conversion rights, to the extent not converted into common shares, will expire seven years from the date of issue, and will be cancelled by the Company.

         o Upon the death or permanent incapacity of a holder of Series A Convertible Preferred Stock, all shares held by such holder will be divided between the then existing members of the Company's Board of Directors on a pro-rata basis, based upon the number of months they have served on the Board, with the holder's survivor(s) (if more than one person, treated collectively as one person) being included in the same pro-rata basis, crediting the survivor's "months served" as those of the deceased or permanently mentally incapacitated holder. Upon a temporary mental incapacity of a holder of Series A Convertible Preferred Stock, all shares will be voted by the remaining holders of the Series A Convertible Preferred Stock until the end of the temporary incapacity.

         o The shares are non-transferable, non-assignable, and have no dividend or liquidation rights.

         At June 30, 2004, the Company had a note payable, originating in 1990, of $180,000, plus accrued interest of $180,486, due to a company owned by David and Jay Groen.

         At June 30, 2004, the Company had unsecured notes receivable from officers totaling $48,000, bearing interest at 8% and due on demand. These notes receivable totaled $76,000 at June 30, 2003. The Company has implemented a procedure to reduce these notes receivable from officers each quarter by offsetting amounts due to the officers by the Company for accrued compensation and interest expense.

Item 13.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      Exhibits

         3.1 Amendment to Second Restated Articles of Incorporation of Groen Brothers Aviation, Inc. {1}

         3.2 Second Amendment to Second Restated Articles of Incorporation of Groen Brothers Aviation, Inc. {1}

         3.3 Third Restated Articles of Incorporation of Groen Brothers Aviation, Inc. (this filing)

         10.1 Amendment to the Common Stock Purchase Agreement Dated November 7, 2000 (this filing)

         11   Statement re:computation of per share earnings {2}

         14.1 Groen Brothers Aviation Corporate Values (this filing)

         14.2 Standards of Conduct (this filing)

         21   Subsidiaries of the small business issuer {2}

         23   Independent Auditors' Consent (this filing)

         31.1 Certification of Principal Executive Officer required by Rule 13a-14(a) (this filing)

         31.2 Certification of Principal Financial Officer required by Rule 13a-14(a) (this filing)

         32.1 Certification of Principal Executive Officer required by Rule 13a-14(b) and 18 U.S.C. 1350 (this filing)

         32.2 Certification of Principal Financial Officer required by Rule 13a-14(b) and 18 U.S.C. 1350 (this filing)

         {1} Filed as exhibits to the Company's report on Form 10-QSB for the quarter ended December 31, 2003 and incorporated herein by reference.

         [2] Information included in the Notes to Consolidated Financial Statements filed with this report.


         (b) The Company did not file any reports on Form 8-K during the fourth quarter of the year ended June 30, 2004.

Item 14. Principal Accountant Fees and Services

         The following schedule presents the professional fees paid to Tanner + Co., the Company's independent auditors, for the fiscal years ended June 30, 2004 and 2003.

                                                   2004            2003

              Audit fees                        $      31,175  $       24,375
              Audit related fees                       16,315          19,085
              Tax fees                                  5,200               -
              Other fees                                    -               -
                                                ------------------------------

              Total                             $      52,690  $       43,460
                                                ==============================

         Audit related fees were for services related to the review of periodic reports of the Company, including Forms 10-QSB and 10-KSB. Tax fees were for preparation of federal and state income tax returns and related tax consultation. No other fees were incurred to Tanner + Co. during 2004 and 2003.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GROEN BROTHERS AVIATION, INC.


                                           /s/ David Groen
                                           --------------------------------
                                           David Groen, President and Chief
                                           Executive Officer
                                           (Principal Executive Officer)

                                           Date:  October 13, 2004


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

   Signatures                Capacity in Which Signed                Date
--------------------------------------------------------------------------------
/s/ David Groen          President and Chief Executive          October 13, 2004
--------------------     Officer (Principal Executive
David Groen              Officer)


/s/ Dennis P. Gauger     Chief Financial Officer and            October 13, 2004
--------------------     Secretary (Principal Financial
Dennis P. Gauger         Officer)


/s/ Jay Groen            Director                               October 13, 2004
--------------------
Jay Groen

                          GROEN BROTHERS AVIATION, INC.
                   Index to Consolidated Financial Statements


           Report of Independent Registered Public Accounting Firm          F-2

           Consolidated Balance Sheet                                       F-3

           Consolidated Statements of Operations                            F-4

           Consolidated Statements of Stockholders' Deficit                 F-5

           Consolidated Statements of Cash Flows                            F-7

           Notes to Consolidated Financial Statements                       F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Groen Brothers Aviation, Inc.


We have audited the consolidated balance sheet of Groen Brothers Aviation, Inc. (the Company) as of June 30, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Groen Brothers Aviation, Inc., as of June 30, 2004, and the results of their operations and their cash flows for the years ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

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


/s/TANNER + CO.


Salt Lake City, Utah

September 20, 2004,
except for Note 22,
which is dated
October 12, 2004

                          GROEN BROTHERS AVIATION, INC.
                           Consolidated Balance Sheet

Assets                                                          June 30, 2004
------                                                      --------------------

Current assets:
   Cash                                                     $           27,000
   Accounts receivable                                                  17,000
   Related party notes receivable                                      137,000
   Prepaid expenses                                                      4,000
   Inventories                                                         488,000
                                                            --------------------

   Total current assets                                                673,000

Property and equipment, net                                            306,000
                                                           --------------------

   Total assets                                            $           979,000
                                                           ====================

Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:
   Accounts payable                                        $           841,000
   Accrued expenses                                                  6,355,000
   Deferred revenue                                                    640,000
   Short-term notes payable                                            690,000
   Related party notes payable                                       5,301,000
   Current portion of long-term debt                                   227,000
                                                           --------------------

   Total current liabilities                                        14,054,000

Long-term liabilities:
   Deferred revenue                                                     25,000
   Long-term debt                                                      568,000
   Deposits                                                          2,158,000
   Put option liability                                              1,448,000
   Series B 15% cumulative redeemable
      non-voting preferred stock, no par
      value, 50,000,000 shares authorized;
      30,315 shares issued and outstanding                          24,939,000
                                                           --------------------

   Total liabilities                                                43,192,000
                                                           --------------------

Commitments and contingencies                                                -

Stockholders' deficit:
   Common stock, no par value, 200,000,000
      shares authorized 116,438,743 shares
      issued and outstanding                                        20,859,000
   Accumulated deficit                                             (63,072,000)
                                                           --------------------

   Total stockholders' deficit                                     (42,213,000)
                                                           --------------------

   Total liabilities and stockholders' deficit             $           979,000
                                                           ====================

          See accompanying notes to consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
                      Consolidated Statements of Operations

                                                        Years Ended June 30,
                                                        2004             2003
                                                --------------------------------

Revenues                                        $      509,000    $     117,000
                                                --------------------------------

Costs and expenses:
   Cost of sales                                       495,000          100,000
   Research and development                          1,796,000        2,021,000
   General and administrative expenses               1,697,000        1,566,000
   Impairment of assets                                      -          148,000
                                                --------------------------------

   Total costs and expenses                          3,988,000        3,835,000
                                                --------------------------------

      Loss from operations                          (3,479,000)      (3,718,000)
                                                --------------------------------

Other income (expense):
   Related party interest income                         9,000           11,000
   Interest and other income                           170,000           90,000
   Interest expense                                 (1,583,000)      (1,103,000)
   Series B preferred stock
     interest expense                               (7,639,000)               -
                                                --------------------------------

   Total other income (expense)                     (9,043,000)      (1,002,000)
                                                --------------------------------

Loss before income taxes                           (12,522,000)      (4,720,000)

Income tax benefit                                           -                -
                                                --------------------------------

Net loss                                        $  (12,522,000)   $  (4,720,000)
                                                ================================

Issuance of put option                          $   (1,448,000)   $           -
Series B 15% cumulative redeemable
   non-voting preferred stock:
      Accretion                                              -       (8,341,000)
      Dividends                                              -       (2,525,000)
                                                --------------------------------

Net loss applicable to common stockholders      $  (13,970,000)   $ (15,586,000)
                                                ================================

Net loss per share - basic and diluted          $        (0.13)   $       (0.16)
                                                ================================

Weighted average number of common shares
   outstanding - basic and diluted                 107,119,000       94,943,000
                                                ================================



          See accompanying notes to consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
                Consolidated Statements of Stockholders' Deficit
                       Years Ended June 30, 2004 and 2003


                    Series B 15%
                  Cumulative Redeemable                                                   Series A
                     Non-Voting                                  Series A Convertible    Convertible
                   Preferred Stock          Common Stock           Preferred Stock      Preferred Stock
                  ---------------------------------------------------------------------   Subscription  Accumulated
                   Shares     Amount     Shares       Amount     Shares         Amount    Receivable     Deficit          Total
                  ---------------------------------------------------------------------------------------------------------------
Balance, July 1,
 2002              15,918 $  9,098,000  87,254,857 $ 24,578,000  10,000,000 $ 2,597,000   $(2,597,000) $(45,830,000) $(12,154,000)

Series B
 preferred stock:
  Accretion             -    8,341,000           -   (8,341,000)          -           -             -             -             -
  Dividends         2,525    2,525,000           -   (2,525,000)          -           -             -             -             -

Issuance of
 common stock
 for:
  Cash                  -            -   4,936,500      991,000           -           -             -             -       991,000
  Commissions           -            -      10,500            -           -           -             -             -             -
  Accounts payable      -            -     111,901       23,000           -           -             -             -        23,000
  Accrued expenses      -            -     578,925      116,000           -           -             -             -       116,000
  Notes payable         -            -     746,075      149,000           -           -             -             -       149,000
  Collateral for
   notes payable        -            -   4,850,000            -           -           -             -             -             -
  Interest expense      -            -      24,650        5,000           -           -             -             -         5,000
  Employer 401(k)
   expense              -            -     306,570       52,000           -           -             -             -        52,000

Accrued interest
 on subscription
 receivable             -            -           -            -           -     120,000      (120,000)            -             -

Finders
 compensation           -            -           -      (98,000)          -           -             -             -       (98,000)

Cancellation of
   stock options
   in exchange
   for accrued
   interest             -            -           -      (12,000)          -           -             -             -       (12,000)

Net loss                -            -           -            -           -           -             -    (4,720,000)   (4,720,000)
                  ----------------------------------------------------------------------------------------------------------------
Balance,
 June 30, 2003     18,443 $ 19,964,000  98,819,978 $ 14,938,000  10,000,000 $ 2,717,000   $(2,717,000) $(50,550,000) $(15,648,000)
                  ----------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
           Consolidated Statements of Stockholders' Deficit Continued
                       Years Ended June 30, 2004 and 2003


                    Series B 15%
                  Cumulative Redeemable                                                   Series A
                     Non-Voting                                  Series A Convertible    Convertible
                   Preferred Stock          Common Stock           Preferred Stock      Preferred Stock
                  ---------------------------------------------------------------------   Subscription  Accumulated
                   Shares     Amount     Shares       Amount     Shares         Amount    Receivable     Deficit          Total
                  ---------------------------------------------------------------------------------------------------------------

Balance forward,
 June 30, 2003      18,443 $19,964,000  98,819,978 $ 14,938,000  10,000,000 $ 2,717,000   $(2,717,000) $(50,550,000) $(15,648,000)

Reclassify Series
 B preferred
 stock to debt
 per SFAS 150      (18,443)(19,964,000)          -            -           -           -             -             -   (19,964,000)
Capital
 contribution of
 Series B
 preferred stocK
 premium accretion      -            -           -    4,844,000           -           -             -             -     4,844,000
Accrued interest
 on subscription
   receivable           -            -           -            -           -      43,000       (43,000)            -             -

Surrender of
 Series A
 preferred stock        -            -           -            - (10,000,000) (2,760,000)    2,760,000             -             -
Issuance of
 common stock for:
   Cash                 -            -   6,843,413    1,368,000           -           -             -             -     1,368,000
   Commissions          -            -      81,500            -           -           -             -             -             -
   Accounts payable     -            -     830,473      180,000           -           -             -             -       180,000
   Notes payable        -            -     312,659       63,000           -           -             -             -        63,000
   Collateral for
    notes payable       -            -     900,000            -           -           -             -             -             -
   Interest expense     -            -     601,254      124,000           -           -             -             -       124,000
   Return of
    deposits            -            -   1,583,625      317,000           -           -             -             -       317,000
   Employer 401(k)
    expense             -            -     340,841       68,000           -           -             -             -        68,000
Settlement of put
  option                -            -   6,125,000            -           -           -             -             -             -
Issuance of put
  option                -            -           -   (1,448,000)          -           -             -             -    (1,448,000)
Finders'
 compensation           -            -           -      (36,000)          -           -             -             -       (36,000)
Issuance of stock
  options for:
   Interest expense     -            -           -      391,000           -           -             -             -       391,000
   Accounts payable     -            -           -       50,000           -           -             -             -        50,000
Net loss                -            -           -            -           -           -             -   (12,522,000)  (12,522,000)
                   --------------------------------------------------------------------------------------------------------------
Balance, June 30,
2004                    - $          - 116,438,743 $ 20,859,000           - $         -   $         -  $(63,072,000) $(42,213,000)
                   -------------------------------------------------------- -----------------------------------------------------


          See accompanying notes to consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
                      Consolidated Statements of Cash Flows

                                                                                             Years Ended June 30,
                                                                                            2004              2003
                                                                                   -------------------------------------
 Cash flows from operating activities:
   Net loss                                                                             $ (12,522,000)     $ (4,720,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization expense                                                   142,000           257,000
      Common stock issued for interest expense                                                124,000             5,000
      Common stock issued for 401(k) expense                                                   68,000            52,000
      Stock options and warrants issued for interest expense                                  391,000                 -
      Notes payable issued for services                                                             -            14,000
      Interest expense accrued on Series B preferred stock                                  7,639,000                 -
      Interest income accrued on related party notes receivable                               (13,000)          (10,000)
      Accrued interest expense added to debt principal                                         42,000                 -
      Gain on disposal of assets                                                             (107,000)          (47,000)
      Impairment of assets                                                                          -           148,000
      (Increase) decrease in:
         Accounts receivable                                                                  (36,000)           (5,000)
         Inventories                                                                         (396,000)          (92,000)
         Prepaid expenses                                                                       8,000            25,000
      Increase (decrease) in:
         Accounts payable                                                                     (18,000)          (11,000)
         Accrued expenses                                                                     500,000         2,224,000
         Deferred revenue                                                                     406,000           259,000
         Deposits                                                                             (37,000)                -
                                                                                   -------------------------------------

      Net cash used in operating activities                                                (3,809,000)       (1,901,000)
                                                                                   -------------------------------------

Cash flows from investing activities:
   Purchase of property and equipment                                                          (6,000)          (16,000)
   Proceeds from the sale of assets                                                           107,000            48,000
   Issuance of related party notes receivable                                                 (23,000)          (30,000)
   Collections of related party notes receivable                                                    -            31,000
                                                                                   -------------------------------------

          Net cash provided by investing activities                                            78,000            33,000
                                                                                    -------------------------------------

Cash flows from financing activities:
   Proceeds from the issuance of debt                                                         605,000         1,189,000
   Payments of debt                                                                          (183,000)         (226,000)
   Proceeds from the issuance of Series B preferred stock                                   2,000,000                 -
   Proceeds from the issuance of common stock                                               1,368,000           991,000
   Payment of finders' compensation on issuance of common stock                               (36,000)          (98,000)
                                                                                   -------------------------------------

         Net cash provided by financing activities                                          3,754,000         1,856,000
                                                                                   -------------------------------------

Net increase (decrease) in cash                                                                23,000           (12,000)

Cash, beginning of year                                                                         4,000            16,000
                                                                                   -------------------------------------

Cash, end of year                                                                            $ 27,000           $ 4,000
                                                                                   =====================================


          See accompanying notes to consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements


Note 1:  Organization and Summary of Significant Accounting Policies

         Organization and Principles of Consolidation -The consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and its wholly-owned subsidiaries, Groen Brothers Aviation USA, Inc. and American Autogyro, Inc. (collectively, the Company). All significant intercompany balances and transactions have been eliminated. The primary business purpose of the Company is to develop, manufacture and market the "gyroplane."

         Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

         Cash and Cash Equivalents - For purposes of the consolidated statements of cash flows, the Company considers all cash and investments with original maturities to the Company of three months or less to be cash equivalents.

         Inventories - Inventories are stated at the lower of cost or market. Cost is determined using weighted-average and first-in-first-out (FIFO) methods.

         Property and Equipment - Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed under an accelerated method based on the estimated useful lives of the assets or term of the lease. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized in operations for the period. The cost of maintenance and repairs is charged to operations as incurred. Significant renewals and betterments are capitalized.

         Deposits - Deposits consist of amounts received from the Company's authorized dealers on aircraft in anticipation of full-scale production of the Company's Hawk 4 Gyroplane. The deposit guarantees a delivery sequence number and represents a percentage of the total purchase price. The Company has also issued common stock to dealers. These costs have been charged to interest expense as incurred. Certain dealers have been given the opportunity to convert a certain portion of their deposits into shares of the Company's restricted common stock.

         Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



         Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Stock Options and Stock-Based Compensation - The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with SFAS No. 123, the Company has elected to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation. In accordance with APB No. 25, no compensation cost has been recognized in the financial statements for stock options granted to employees. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as indicated below:

                                                       Years Ended June 30
                                              ----------------------------------
                                                 2004               2003
                                              ----------------------------------

    Net loss applicable to common
           stockholders - as reported         $  (13,970,000)    $  (15,586,000)
    Deduct: pro forma stock-based
          employee compensation cost,
          net of taxes, under the fair-value
          based method                            (2,058,000)        (2,728,000)
                                              ----------------------------------

    Net loss - pro forma                      $  (16,028,000)    $  (18,314,000)
                                              ----------------------------------

    Loss per share - as reported              $         (.13)    $         (.16)
                                              ----------------------------------

    Loss per share - pro forma                $         (.15)    $         (.19)
                                              ----------------------------------

         The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                          June 30
                                              ----------------------------------
                                                   2004              2003
                                              ----------------------------------

    Expected dividend yield                   $            -    $             -
    Expected stock price volatility                       66%                69%
    Risk-free interest rate                              2.2%               2.7%
    Expected life of options                      1 - 7 years       .5 - 7 years
                                              ----------------------------------

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



         The weighted average fair value of options and warrants granted during 2004 and 2003 was $.08 and $.09, respectively.

         Revenue Recognition - The Company recognizes revenues from goods and services when there is a binding agreement, the product has been completely shipped or service has been delivered, collection is reasonably assured, and the Company has no significant obligations remaining. Portions of the purchase price of the Company's products collected from customers in advance of product delivery are recorded as deferred revenue.

         Advertising - Advertising costs are non-direct in nature, and are expensed over the periods in which the advertising takes place. Advertising expense totaled $8,000 and $2,000 for the years ended June 30, 2004 and 2003, respectively.

         Research and Development - Research and development costs are expensed as incurred.

         Income Taxes - The Company accounts for income taxes according to the asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Loss per Common and Common Equivalent Share - The computation of basic loss per common share is computed using the weighted average number of common shares outstanding during each year.

         The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise primarily from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 49,985,504 shares at stock prices ranging from $.15 to $1.41 and 40,630,567 shares of common stock at prices ranging from $.09 to $3.00 were outstanding at June 30, 2004 and 2003, respectively. Certain notes payable and long-term debt were convertible into a total of 18,344,901 and 14,485,345 shares of common stock at June 30, 2004 and 2003, respectively, with conversion prices ranging from $.20 to $1.25. Common stock equivalents were not included in the diluted loss per share calculation because the effect would have been antidilutive.

         Reclassifications - Certain amounts in the consolidated financial statements for 2003 have been reclassified to conform with the current year presentation.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



         Recently Issued Accounting Pronouncements - In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The purpose of SFAS 149 is to amend and clarify financial accounting and reporting for derivative and hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. Since the Company does not currently participate in derivative and hedging activities, the adoption of SFAS 149 did not have any effect on the Company's consolidated financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The statement was effective on July 1, 2003 for financial instruments entered into or modified after May 31, 2003, and otherwise effective for existing financial instruments entered into before May 31, 2003. The adoption of SFAS No. 150 resulted in the reporting of the Company's Series B 15% Cumulative Redeemable Preferred Stock as a long-term liability (see Note 9) and in the reporting of a put option obligation as a long term liability (see Note 11).

         In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force ("EITF") 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the "FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the Company's consolidated financial statements.

Note 2:  Going Concern

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

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



Note 3:  Related Party Notes Receivable

         Related party notes receivable consist of the following:


         Unsecured notes receivable from a shareholder
         bearing interest at 12%, due on demand                      $    89,000

         Unsecured notes receivable from officers
         and shareholders bearing interest at 8%, due
         on demand                                                        48,000
                                                                     -----------

                                                                     $   137,000
                                                                     -----------

Note 4:  Detail of Certain Balance Sheet Accounts

         Property and equipment consists of the following:

         Equipment and tools                                       $  1,404,000
         Computer equipment                                             486,000
         Aircraft                                                        96,000
         Vehicles                                                        67,000
         Leasehold improvements                                          56,000
         Furniture                                                       54,000
                                                                   -------------

                                                                      2,163,000
         Accumulated depreciation and amortization                   (1,857,000)
                                                                   -------------

                                                                   $     306,000
                                                                   -------------

         Inventories consist of the following:

         Raw materials and parts                                   $    339,000
         Work-in-progress                                               132,000
         Finished goods                                                  17,000
                                                                   -------------

                                                                   $    488,000
                                                                   -------------

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



         Accounts payable consist of the following:

         Trade accounts payable                                    $    543,000
         Related party payables                                         298,000
                                                                   -------------

                                                                   $    841,000
                                                                   -------------

         Accrued expenses consist of the following:

         Compensation                                              $  3,274,000
         Related party interest                                       2,012,000
         Interest                                                       867,000
         Consulting fees                                                 93,000
         Finders' compensation                                           53,000
         Other                                                           56,000
                                                                   -------------

                                                                   $  6,355,000
                                                                   -------------

         Deferred revenue consists of the following:

         Related party customer advance payments                   $    324,000
         Customer advance payments                                      316,000
                                                                   -------------

                                                                   $    640,000
                                                                   -------------

         Deposits consist of the following:

         Related party dealer deposits                             $  1,754,000
         Dealer deposits                                                404,000
                                                                   -------------

                                                                   $  2,158,000
                                                                   -------------

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



Note 5:  Short-Term Notes Payable

         Short-term notes payable are comprised of the following:

         Unsecured notes payable to vendors with interest
         at 20% for the first three months and 25% thereafter,
         in default as of June 2004                                $    294,000

         Unsecured note payable to a vendor with interest at
         12%, in default as of June 2004                                272,000

         Unsecured note payable to an individual with interest
         at 12%, due on demand                                           89,000

         Unsecured note payable to a company, non- interest
         bearing, due on demand                                          10,000

         Unsecured note payable to a company with interest
         at 10.5%, due on demand                                         10,000

         Unsecured note payable to a company with interest
         at 12%, due on demand                                           10,000

         Unsecured note payable to a vendor with interest
         at 18%, in default as of June 2004                               5,000
                                                                   -------------

                                                                   $    690,000
                                                                   -------------

         Certain short-term note holders may choose to convert outstanding principal and interest balances to common stock at a price of $.20 per share. At June 30, 2004, $106,000 of principal and interest were convertible into 528,426 shares of the Company's common stock.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



Note 6:  Related Party Notes Payable

         Related party notes payable are comprised of the following:

         Unsecured notes payable to stockholders with interest
         at 18%, due on demand                                     $  3,284,000

         Unsecured notes payable to stockholders with interest
         at 8%, due on demand                                           452,000

         Unsecured notes payable to a stockholder with
         interest at 12%, due July through September 2004
         (effective interest rates of                                   200,000

         Unsecured note payable to an entity owned by
         certain members of senior management with interest
         at 12%, due on demand                                          180,000

         Notes payable to stockholders with interest at 12%,
         due on demand, secured by common stock                         165,000

         Unsecured note payable to stockholder with interest
         at 12.5%, due December 2, 2004                                 100,000

         Unsecured notes payable to stockholders, with
         interest at 12%, due on demand                                  88,000

         Note payable to a stockholder with interest at 16%,
         due May 2005                                                    50,000

         Note payable to a stockholder with interest at 18%,
         due on demand, secured by research and development
         parts                                                           50,000

         Unsecured note payable to an institutional investor
         with interest at 48%, convertible into Series B
         preferred stock (56 shares as of June 30,2004),
         due October 2004                                                40,000

         Unsecured note payable to a stockholder with
         interest at 25%, in default as of June 2004                     20,000

         Unsecured note payable to a stockholder with
         interest at 5%, in default as of June 2004                      12,000

         Capital lease obligations to a stockholder (see
         Note 8)                                                        660,000
                                                                   -------------

                                                                   $  5,301,000
                                                                   -------------

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



         Certain shareholder related party note holders may choose to convert outstanding principal and interest balances to common stock. The prices per share range from $0.20 per share to $.80 per share. At June 30, 2004, $5,966,000 of principal and interest were convertible into 15,857,115 shares of the Company's common stock.

Note 7:  Long-Term Debt

         Long-term debt is comprised of the following:

         Unsecured related party note payable to a
         stockholder with interest at 12%, monthly payments
         of principal and interest of $11,000 beginning
         January 2005 through December 2006                        $    213,000

         Notes payable to stockholders with interest at 10%,
         monthly payments of principal and interest ranging
         from $2,000 to $5,000 through September to November
         2006, secured by common stock                                  193,000

         Unsecured related party note payable to a stockholder
         with interest at 5%, due February 2006                         175,000

         Unsecured notes payable to a governmental sponsored
         organization due in monthly installments of 3% of
         gross monthly revenues, including interest at the
         prime rate plus 2% (6% at June 30, 2004), in default
         as of June 2004                                                100,000

         Unsecured related party note payable to a stockholder
         with interest at 8%, due April 2006                            100,000

         Other                                                           14,000
                                                                   -------------

         Total                                                          795,000

         Less current portion                                           227,000
                                                                   -------------

         Long-term portion                                         $    568,000
                                                                   -------------

         Certain shareholder related party holders of long-term debt may choose to convert outstanding principal and interest balances to common stock at $0.20 per share. At June 30, 2004, $392,000 of principal and interest were convertible into 1,959,360 shares of the Company's common stock.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)




         Future maturities of long-term debt are as follows:

         Years Ending June 30:
         ---------------------

                2005                                               $    227,000
                2006                                                    313,000
                2007                                                    255,000
                                                                   -------------

                                                                   $    795,000
                                                                   -------------

Note 8:  Capital Lease Obligations

         The Company has entered into capital lease agreements with financial institutions for certain property and equipment. The assets under lease are secured by property and equipment and research and development components. Assets held under capital lease and included in property and equipment are as follows:

         Shop equipment and tools                                  $    603,000
         Accumulated amortization                                      (543,000)
                                                                   -------------

                                                                   $     60,000
                                                                   -------------

         Depreciation expense for assets under capital lease is included with depreciation expense for all other depreciable assets.

         Future minimum lease payments are as follows:

         Year Ending June 30:
                2004                                               $    684,000

                Less amount representing interest                       (24,000)
                                                                   -------------

         Present value of minimum lease payments (see Note 6)      $    660,000
                                                                   -------------

         Under the terms of the capital leases, if a lease is in default the lessor has the ability to declare as due and payable all unpaid rentals under the lease. As of June 30, 2004, all capital leases were in default.

Note 9:  Preferred Stock

         The Company has authorized 200,000,000 shares of preferred stock having no par value. There are four series of preferred stock with 50,000,000 shares authorized within each series. The rights, terms and preferences of preferred stock are set by the Board of Directors. As of June 30, 2003, the Board of Directors has only set rights, terms and preferences of Series B and Series A Preferred Stock for issue.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



         Series B Preferred Stock - At June 30, 2004, there were 30,315 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock (the "Series B 15% Preferred Stock") outstanding. The rights, terms, and preferences of the outstanding preferred shares are as follows:

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

         In February 2002, a total of 15,000 shares of Series B 15% Preferred Stock with a Stated Value of $15,000,000 were originally issued in exchange for 12,500,000 shares of common stock and related put options valued at $5,000,000. Accretion of the difference was computed under the straight-line method over the life of the Series B 15% Preferred Stock.

         When originally issued, the Company was obligated on October 31, 2003 to redeem all issued and outstanding shares of the Series B 15% Preferred Stock. The Company had the option to pay the redemption price, for a premium, in registered, unrestricted, shares of common stock of the Company with a redemption price equal to 125% of the Stated Value of the shares of the Series B 15% Preferred Stock plus 125% of all accrued but unpaid dividends thereon. Accretion of the premium was computed under the straight-line method over the life of the initial Stated Value and over the life of accrued but unpaid dividends thereon, as applicable.

         On October 14, 2003, and in exchange for 2,500,000 warrants to purchase common shares at $.30 per common share, exercisable within three years of the date of issue, the holders of the shares of the Series B 15% Preferred Stock agreed to extend the redemption date to October 31, 2005. In connection with this extension, the Company and the holders also agreed to certain modifications to the features of the Series B 15% Preferred Stock, and the Company amended its Articles of Incorporation as follows:

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



         o Eliminated the Company's option to pay the redemption price in shares of its common stock and requires the redemption price to be paid in cash.

         o Increased the amount of indebtedness that the Company may incur without consent of the holders of the Series B 15% Preferred Stock from $18 million to $18.5 million.

         o Requires the Company to give notice to the holders of the Series B 15% Preferred Stock prior to making any capital expenditures in excess of $300,000.

         With the elimination of the option to redeem the Series B Preferred Stock with shares of the Company's common stock, the Company discontinued accretion of the anticipated premium, and recorded a contribution to capital for the amount of the accretion of the premium recorded prior to the amendment to the Articles of Incorporation. The result was an increase to common stock and a decrease to the Series B Preferred Stock in the amount of $4,844,000.

         In October 2003, the Company issued 180 shares of Series B 15% Preferred Stock, with a redemption date of October 31, 2005, in exchange for notes payable and accrued interest payable totaling $180,000.

         In November 2003, the Company issued 8,000 shares of Series B 15% Preferred Stock with a Stated Value of $8,000,000 in exchange for cash of $2,000,000. Accretion of the difference is computed under the straight-line method over the life of the Series B 15% Preferred Stock. In connection with this transaction, the Company and the holders of the Series B 15% Preferred Stock agreed to additional modifications to the features of the Series B 15% Preferred Stock, and the Company further amended its Articles of Incorporation as follows:

         o Defined the maturity date of the Series B 15% Preferred Stock as the first to occur of (a) October 31, 2005, (b) the occurrence of a defined "liquidation event", or (c) the date that is six months following the receipt by the Company or its affiliates of proceeds from one or more financing transactions in excess of $50 million.

         o Requires pro rata redemptions of the Company's Series B 15% Preferred Stock six months from the date that the Company receives proceeds from certain financing transactions that exceed $20 million in the aggregate.

         o Requires all redemptions of Series B 15% Preferred Stock to be made wholly in cash.

         Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," was issued in May 2003 and is effective for periods beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



         For the year ended June 30, 2004, and for all periods beginning after June 15, 2003, the Company's Series B 15% Preferred Stock is classified as a long-term liability because it embodies an obligation of the Company and falls within the scope of SFAS 150. Previously, the Company's Series B 15% Preferred Stock was classified as equity. As a result, at June 30, 2004 the Company's Series B 15% Preferred Stock is classified as a long-term liability. Series B 15% Preferred Stock accretion and dividends have been expensed during the year ended June 30, 2004 as an interest cost. Previously, Series B 15% Preferred Stock accretion and dividends were not expensed as an interest cost, but were applied to the net loss applicable to common stockholders.

         Series A Preferred Stock - At June 30, 2003, there were 10,000,000 shares of Series A Convertible Preferred Stock outstanding. The rights, terms, and preferences of the outstanding preferred shares are as follows:

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

         In November 2003, the President of the Company surrendered all Series A Convertible Preferred shares in exchange for cancellation of a note receivable and related accrued interest receivable totaling $2,760,000 (see Note 10). As of June 30, 2004, there were no shares of Series A Convertible Preferred Stock outstanding. See Note 22.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



Note 10:  Subscription Receivable

         During the year ended June 30, 2001, the President of the Company acquired 10,000,000 shares of Series A Convertible Preferred Stock in exchange for a note receivable in the amount of $10,000,000. The note matured in November 2003, bore an interest rate of 5% per annum, and was secured by 10,000,000 shares of the Company's Series A Convertible Preferred Stock. Principal and accrued interest were due in one lump sum, upon maturity. This note and the corresponding Series A Convertible Preferred Stock were to become null and void upon the death, incapacity, or termination of employment of the Company's President. Because the note was secured by the preferred stock that it purchased, the note and related accrued interest receivable appeared as a subscription receivable in the Stockholders' Deficit section of the Balance Sheet as of June 30, 2003.

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

         In November 2003, the President of the Company surrendered all Series A Convertible Preferred shares in exchange for cancellation of the note receivable and related accrued interest receivable (see Note 9). The accrued interest balance immediately prior to cancellation was $360,000.

Note 11:  Stockholder Put Options

         In September 2000, the Company entered into a Common Stock Purchase Agreement with a stockholder whereby the stockholder purchased from the Company 875,000 shares of the Company's restricted common stock for $350,000 cash, or $0.40 per share. In the agreement, the Company granted the stockholder the right to put to the Company, at the stockholder's election, up to 875,000 shares of the common stock at the rate of $1.60 per share, exercisable on September 28, 2003 or within thirty calendar days thereafter.

         During the year ended June 30, 2004, the Company and the stockholder entered into a modified Stock Purchase Agreement to redefine and complete the obligations of the first agreement. Pursuant to the modified agreement, the stockholder put the 875,000 common shares to the Company for an aggregate price of $1,400,000. The Company was required to deliver an additional 6,125,000 shares of its restricted common stock, valued at the current market price of $0.20 per share, in net settlement of the put. The Company retained an exclusive option through November 15, 2004 and a non-exclusive option from November 16, 2004 through November 15, 2008 to repurchase the 6,125,000 common shares. The exercise price of this option initially was $0.20 per share, increasing by once cent ($0.01) per share every four months from November 15, 2003 until July 15, 2008.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



         In November 2000, the Company entered into a Common Stock Purchase Agreement with the same stockholder whereby the stockholder purchased 750,000 shares of the Company's restricted common stock for $300,000 cash, or $0.40 per share. In the agreement the Company granted the stockholder the right to put to the Company, at the stockholder's election, up to 750,000 shares of the common stock at the rate of $1.60 per share, exercisable on November 7, 2003 or within thirty calendar days thereafter. At the option of the Company, the Company retained the right to redeem up to 750,000 of the shares of common stock from the stockholder at redemption prices of $1.20 per share prior to November 7, 2002, $1.40 per share between November 8, 2002 and May 7, 2003 and $1.60 per share between May 8, 2003 and November 7, 2003.

         During the year ended June 30, 2004, the Company and the stockholder entered into an Amendment to the Common Stock Purchase Agreement Dated November 7, 2000 whereby the Company extended the dates to which the stockholder can exercise the put option and the Company can exercise the option to redeem, and increased both the put prices and the optional redemption prices. As a result, the stockholder has the right to put up to 750,000 shares of common stock of the Company, exercisable on November 7, 2005 or at any time during the three years ending on November 7, 2008. The put price may be paid by the Company in cash or in registered, unrestricted, freely tradable common shares of the Company at $2.08 per share prior to May 7, 2006, $2.16 per share between May 7 and November 6, 2006, $2.25 per share between November 7, 2006 and May 6, 2007, $2.33 per share between May 7 and November 6, 2007, $2.41 per share between November 7, 2007 and May 6, 2008, and $2.50 per share between May 7 and November 7, 2008.

         At its option, the Company may redeem up to 750,000 shares of common stock of the Company at any time from December 15, 2003 through November 7, 2005. The redemption price shall be paid in cash at $1.72 per share prior to May 7, 2004, $1.84 per share between May 7 and November 6, 2004, $1.96 per share between November 7, 2004 and May 6, 2005, and $2.08 per share between May 7 and November 7, 2005.

         The Amendment to the Common Stock Purchase Agreement Dated November 7, 2000 was finalized in the fiscal year ended June 30, 2004, therefore the put option is subject to the accounting requirements of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which was effective for periods beginning after June 15, 2003. Pursuant to SFAS No. 150, the Company has estimated the value of its obligation under the put option at $1,448,000 at June 30, 2004 using the Black-Scholes option pricing model. This obligation is recorded as a long-term liability in the consolidated balance sheet as of June

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



30, 2004, with a corresponding reduction of common stock of $1,448,000. The recorded value of the put option liability of $1,448,000 is included in the net loss applicable to common stockholders for the year ended June 30, 2004. Until the obligation is satisfied, the Company will continue to use the Black Scholes option pricing model to periodically reassess the fair value of the put option liability to determine if the carrying value of the liability in the consolidated financial statements requires adjustment. Changes in the assumptions used in the option-pricing model, including the market price of the Company's common stock and risk-free interest rates, may result in fluctuations in the estimated fair value and carrying value of the put option liability.

Note 12:  Stock Option Plan

         Under the Company's ISO 2000 stock option plan (Plan), there are 30 million shares that are authorized for stock options. The Company may issue both non-qualifying stock options and qualifying incentive stock options. All stock options have an exercise price that is not less than 100 percent of the fair market value on the date of the grant. While expiration dates vary on particular grants, no stock options may be exercised more than ten years after the date of grant. Qualifying incentive stock options are granted only to employees, while non-qualifying options may be granted to employees, directors, and non-employees.

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

         The Company's Board of Directors may also authorize the issuance of other stock options and warrants outside of the Plan.

Note 13:  Stock Options and Stock-Based Compensation

         A summary of the Company's stock options and warrants are as follows:

                                           Number of Options   Range of Exercise
                                              and  Warrants          Prices
                                           -------------------------------------
         Outstanding at June 30, 2002             34,079,334       $ .09 - 3.00
                  Granted                          9,353,900         .15 - 1.00
                  Canceled                        (1,455,000)        .25 - 1.00
                  Expired                         (1,347,667)        .40 - 2.00
                                           -------------------------------------

         Outstanding at June 30, 2003             40,630,567       $ .09 - 3.00
                  Granted                         20,718,851         .25 - 1.10
                  Exercised                          (25,000)               .20
                  Canceled                        (1,175,000)        .25 - 1.00
                  Expired                        (10,163,914)        .09 - 3.00
                                           -------------------------------------

         Outstanding at June 30, 2004             49,985,504       $ .15 - 1.41
                                           -------------------------------------

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



         Of the total options and warrants outstanding, 17,300,000 and 14,750,000 options were granted under the Plan at June 30, 2004 and 2003, respectively.

         The following table summarizes information about stock options and warrants outstanding at June 30, 2004:

                  Options and Warrants Outstanding                     Options and Warrants Exercisable
-----------------------------------------------------------------------------------------------------------
                                                       Weighted
                                                        Average
                                      Weighted         Remaining
Range of Exercise      Number          Average     Contractual Life          Number         Weighted Average
      Prices         Outstanding    Exercise Price      (Years)            Exercisable       Exercise Price
-----------------------------------------------------------------------------------------------------------

    $  0.15 - 0.20       21,082,851       $    0.18             1.98        20,082,851           $    0.18
       0.25 - 0.30       11,485,000            0.27             3.37         6,961,668                 .28
       0.40 - 0.63        4,337,813            0.54             1.93         3,754,478                0.52
       1.00 - 1.41       13,079,840            1.03             2.44        10,508,173                1.04
-----------------------------------------------------------------------------------------------------------

     $ 0.15 - 1.41       49,985,504       $    0.45             2.42        41,307,169           $    0.45
-----------------------------------------------------------------------------------------------------------


Note 14:  Income Taxes

         The benefit for income taxes differs from the amount computed at the federal statutory rate as follows:

                                                      Years Ended June 30,
                                              ----------------------------------
                                                2004                2003
                                              ----------------------------------
         Income tax benefit at
           federal statutory rate             $   4,257,000        $  1,605,000
         Series B preferred stock interest
           expense                               (2,597,000)                  -
         Research and
           development credit                       126,000             421,000
         Other                                      (76,000)            155,000
         Change in valuation
           allowance                             (1,710,000)         (2,181,000)
                                              ----------------------------------

                                              $           -        $          -
                                              ----------------------------------

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)




         Deferred tax assets (liabilities) are as follows:

             Net operating loss carryforwards                    $   18,515,000
             Research and development credit carryforward             1,808,000
             Charitable contributions carryforward                       57,000
             Accrued payroll                                          1,049,000
             Other                                                       34,000
             Valuation allowance                                    (21,463,000)
                                                                 ---------------

                                                                 $            -
                                                                 ---------------

         At June 30, 2004, the Company has net operating loss carryforwards available to offset future taxable income of approximately $50 million which will begin to expire in 2006. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 limits the annual amount that can be utilized for certain of these carryforwards as a result of changes in ownership of the Company. An ownership change may have occurred which may severely impact the utilization of the net operating loss carryforwards.

         Due to uncertainties surrounding the realization of all carryforwards and currently non-deductible accruals, a valuation allowance has been established to offset the net deferred income tax asset resulting from such deferred tax items.

Note 15:  Asset Impairment

         The Company has recorded an asset impairment loss of $148,000 in the year ended June 30, 2003 related to the Company's investment art. No asset impairment loss was recorded in the year ended June 30, 2004.

Note 16:  Supplemental Statement of Cash Flows Information

         During the year ended June 30, 2004, the Company:

         o Acquired aircraft through reduction in accounts receivable of $29,000.

         o Increased related party notes receivable and accrued expenses by $5,000.

         o Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $38,000.

         o    Issued common stock in payment of debt of $63,000.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)


         o    Issued common stock in return of deposits of $317,000.

         o    Issued common stock in payment of accounts payable of $180,000.

         o Increased prepaid expenses through the issuance of accounts payable of $12,000.

         o    Issued stock options in payment of accounts payable of $50,000.

         o    Decreased deposits through the issuance of debt of $187,000.

         o Paid debt of $100,000 and accrued interest payable of $80,000 through the issuance of Series B Preferred Stock of $180,000.

         o    Reduced debt through the increase of accrued expenses of $162,000.

         o Increased the put option liability and decreased common stock by $1,448,000 through the amendment of a put option.

         o    Transferred debt of $3,000 to accounts payable.

         o Accrued interest on the stock subscription receivable, which effectively increased the Series A Convertible Preferred Stock amount by $43,000.

         o Cancelled the Series A Convertible Preferred Stock of $2,760,000 through reduction of the stock subscription receivable of $2,760,000.

         o Issued 6,125,000 shares of common stock as net settlement of a stockholder put option.

         o Collateralized certain notes payable with 900,000 shares of common stock.

         o Issued 81,500 shares of common stock in satisfaction of finders' compensation on equity sales.

         o Increased common stock and decreased the Series B 15% Preferred Stock by $4,844,000 for the contribution to capital of accretion of premium on the Series B 15% Preferred Stock.

         During the year ended June 30, 2003, the Company:

         o Exchanged investment art in satisfaction of accrued interest of $25,000.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



         o Issued 122,885 shares of common stock in satisfaction of an account payable of $23,000 and accrued interest of $2,000.

         o Issued a short-term note payable of $12,000 and related party note payable of $81,000 in satisfaction of accrued interest of $93,000.

         o Issued 1,214,016 shares of common stock in satisfaction of short-term notes payable of $6,000, related party notes payable of $143,000, and accrued interest of $94,000.

         o Canceled common stock option and reinstated accrued interest of $12,000.

         o Issued 100,000 shares of common stock in satisfaction of cash commissions payable on equity sales of $20,000.

         o Recorded the accretion of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock (see Statement of Stockholders' Deficit).

         o Recorded the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock dividend (see Statement of Stockholders' Deficit).

         o Issued 10,500 shares of common stock in satisfaction of finders' compensation on equity sales.

         o Accrued interest on the stock subscription receivable, which effectively increased the Series A Convertible Preferred Stock amount by $120,000.

         o Collateralized certain notes payable with 4,850,000 shares of common stock.

                  Actual cash paid for interest was $162,000 and $47,000 in fiscal years 2004 and 2003, respectively.

17:  Operating Lease Obligations

         The Company leases certain property, vehicles and facilities under noncancellable operating leases. Future minimum rental payments required under these leases are as follows:

         Years Ending June 30,                                       Amount
         ---------------------                                       ------

                  2005                                             $    124,000
                  2006                                                    4,000
                  2007                                                    4,000
                  2008                                                    4,000
                  2009                                                    1,000
                                                                   ------------

                                                                   $    137,000
                                                                   ------------

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



         Rental expense for noncancellable operating leases was $221,000 and $217,000 for the years ended June 30, 2004 and 2003, respectively.

Note 18:  401(k) Saving Plan

         The Company has a 401(k) Plan (the Plan) to provide retirement and incidental benefits for its employees. Employees may contribute from 1% to 25% of their gross pay to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company may contribute a matching contribution at a rate set by the Board of Directors. The Plan operates on a calendar year basis. In fiscal year 2004, and based on contributions by employees during calendar year 2003, the Company made a matching contribution to the Plan in the form of 340,841 shares of its common stock valued at $68,000. In fiscal year 2003, and based on contributions by employees during calendar year 2002, the Company made a matching contribution to the Plan in the form of 306,570 shares of its common stock valued at $52,000. Shares issued under the Plan are "restricted" as defined under the Securities and Exchange Commission Rule 144.

Note 19:  Commitments and Contingencies

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

         The Company has royalty agreements with two holders of notes payable totaling $300,000 which entitle the note holders to receive royalties on the sales by the Company of certain gyroplanes other than the SparrowHawk gyroplane. The royalties are calculated on each aircraft sold, and are limited to a combined maximum total of $1.3 million.

         The Company has a royalty agreement with an investor entitling the investor to receive royalties equal to $2,500 for each Hawk 4 Gyroplane sold, limited to a maximum total of $125,000.

         The Company has various agreements to compensate individuals and companies with finders' compensation up to 10% for securing debt and equity financing for the Company.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



         The Company is subject to various claims and legal actions arising in the ordinary course of business, including certain matters relating to past due amounts due creditors. The past due amounts are recorded as liabilities in the consolidated balance sheet, and management of the Company believes that the amount, if any, that may result from other claims will not have a material adverse effect on the consolidated financial statements.

Note 20:  Fair Value of Financial Instruments

         The Company's financial instruments consist of cash, receivables, payables, and notes payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The aggregate carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

Note 21:  Significant Fourth Quarter Adjustments

         The Company recorded certain adjusting entries during the fourth quarter of the year ended June 30, 2004, which individually were significant, but which, in the aggregate, did not have a material net effect on the consolidated results of operations and net loss applicable to common stockholders either in the applicable quarters or for the entire fiscal year. These adjusting entries related to the Company's Series B 15% Preferred Stock and to the Company's put option liability. The net effect of these adjustments on the applicable quarters is as follows:

                                               Second Quarter                         Third Quarter
                                    -----------------------------------------------------------------------------
                                         Quarter         Year-to-Date          Quarter          Year-to-Date
                                    -----------------------------------------------------------------------------
Net loss applicable to
   common stockholders
   as originally reported                $(3,198,000)        $(7,519,000)        $(2,822,000)      $(10,341,000)

Adjustments to Series
   B 15% Preferred Stock                     195,000             195,000             283,000            478,000

Adjustment to put option
   liability                              (1,148,000)         (1,148,000)                -           (1,148,000)
                                    -----------------------------------------------------------------------------

Net loss applicable to
   common stockholders
   as adjusted                           $(4,151,000)        $(8,472,000)        $(2,539,000)      $(11,011,000)
                                    =============================================================================

Net loss per share - basic and diluted:
   As originally reported                     $(0.03)             $(0.07)             $(0.03)            $(0.10)
   As adjusted                                $(0.04)             $(0.08)             $(0.02)            $(0.10)


                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



Note 22:  Subsequent Events

         On October 8, 2004, the Company amended and restated its Articles of Incorporation to change the rights and terms of its Series A Convertible Preferred Stock. On October 8, 2004, the Board of Directors approved the issuance of 1,400,000 shares of Series A Convertible Preferred Stock to the Company's founders: 900,000 shares to David Groen, President and Chief Executive Officer, and 500,000 shares to Jay Groen, Chairman of the Board of Directors, at a purchase price of $0.05 per share, or total consideration of $70,000. The amended rights, terms and preferences of the Series A Convertible Preferred Stock are summarized as follows:

         o Each share may cast one hundred (100) votes on all matters submitted to the stockholders for a vote, voting together with the holders of the common stock of the Company as a single class. These rights expire seven years from the date of issue.

         o Upon, and only upon, the Company reaching significant revenue milestones, the shares are convertible into common stock of the Company at a conversion price of $0.50 per share of common stock, convertible on a one-for-one hundred (1:100) basis. Conversion is allowed at the rate of 25% of the preferred shares for each $30 million in defined cumulative gross sales, for a total of $120 million in sales. This convertibility is also only available if these significant revenue milestones are met within seven years from the date of issue of the Series A Convertible Preferred Stock.

         o The shares, including all voting and conversion rights, to the extent not converted into common shares, will expire seven years from the date of issue, and will be cancelled by the Company.

         o Upon the death or permanent incapacity of a holder of Series A Convertible Preferred Stock, all shares held by such holder will be divided between the then existing members of the Company's Board of Directors on a pro-rata basis, based upon the number of months they have served on the Board, with the holder's survivor(s) (if more than one person, treated collectively as one person) being included in the same pro-rata basis, crediting the survivor's "months served" as those of the deceased or permanently mentally incapacitated holder. Upon a temporary mental incapacity of a holder of Series A Convertible Preferred Stock, all shares will be voted by the remaining holders of the Series A Convertible Preferred Stock until the end of the temporary incapacity.

         o The shares are non-transferable, non-assignable, and have no dividend or liquidation rights.