Form 10QSB
period 2004-09-30
GROEN BROTHERS AVIATION INC /UT/
filed 2004-11-15
CIK 870743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                          13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004


                          Commission file number 018958

                          GROEN BROTHERS AVIATION, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

            Utah                                              87-0489865
--------------------------------------                    ------------------
State or other jurisdiction of                            I.R.S. Employer
Incorporation or organization                             Identification No.


2640 W. California Ave., Suite A
Salt Lake City, Utah                                            84104
--------------------------------------                    ------------------
Address of principal executive offices                         Zip Code


Registrant's telephone number, including area code (801) 973-0177
                                                   --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                 Outstanding at September 30, 2004
--------------------------                     ---------------------------------
Common Stock, No Par Value                               118,248,368

Transitional Small Business Disclosure Format  Yes  [   ]   No  [X]

                          GROEN BROTHERS AVIATION, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet, September 30, 2004 (unaudited).....................................2

         Condensed Consolidated Statements of Operations for the Three Months
          ended September 30, 2004 and 2003 (unaudited)...........................................................3

         Condensed Consolidated Statements of Cash Flows for the Three Months
         ended September 30, 2004 and 2003 (unaudited)............................................................4

         Notes to Condensed Consolidated Financial Statements.....................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations................................................................................9

Item 3.  Controls and Procedures.................................................................................16


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................17

Item 2.  Changes in Securities and Use of Proceeds...............................................................17

Item 3.  Defaults Upon Senior Securities.........................................................................17

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................17

Item 5.  Other Information.......................................................................................17

Item 6.  Exhibits and Reports on Form 8-K........................................................................18

SIGNATURES.......................................................................................................19


PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          GROEN BROTHERS AVIATION, INC.
                Condensed Consolidated Balance Sheet (Unaudited)
                               September 30, 2004
Assets
------

Current assets:
   Cash                                                     $            53,000
   Accounts receivable                                                   23,000
   Related party notes receivable                                       133,000
   Prepaid expenses                                                       4,000
   Inventories                                                          518,000
                                                            --------------------

   Total current assets                                                 731,000

Property and equipment, net                                             301,000
                                                            --------------------

   Total assets                                             $         1,032,000
                                                            ====================

Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:
   Accounts payable                                         $           867,000
   Accrued expenses                                                   6,892,000
   Deferred revenue                                                     667,000
   Short-term notes payable                                             689,000
   Related party notes payable                                        5,568,000
   Current portion of long-term debt                                    289,000
                                                            --------------------

   Total current liabilities                                         14,972,000

Long-term liabilities:
   Deferred revenue                                                      25,000
   Long-term debt                                                       520,000
   Deposits                                                           2,145,000
   Put option liability                                               1,477,000
   Series B 15% cumulative redeemable non-voting
    preferred stock, no par value, 50,000,000
    shares authorized, 31,452 shares issued and
    outstanding                                                      26,553,000
                                                            --------------------

   Total liabilities                                                 45,692,000
                                                            --------------------

Stockholders' deficit:
   Common stock, no par value, 200,000,000 shares
    authorized, 118,248,368 shares issued and
    outstanding                                                      21,232,000
   Accumulated deficit                                              (65,892,000)
                                                            --------------------

   Total stockholders' deficit                                      (44,660,000)
                                                            --------------------

   Total liabilities and stockholders' deficit              $         1,032,000
                                                            ====================

     See accompanying notes to condensed consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
           Condensed Consolidated Statements of Operations (Unaudited)
                        Three Months Ended September 30,

                                                       2004                 2003
                                                 -----------------   -----------------
Revenues:                                        $         166,000   $          31,000
                                                 -----------------   -----------------
Costs and expenses:
   Cost of sales                                           178,000              38,000
   Research and development                                467,000             449,000
   General and administrative expenses                     419,000             385,000
                                                 -----------------   -----------------

   Total costs and expenses                              1,064,000             872,000
                                                 -----------------   -----------------

   Loss from operations                                   (898,000)           (841,000)
                                                 -----------------   -----------------
Other income (expense):
   Related party interest income                             2,000               2,000
   Interest and other income                                 8,000              13,000
   Interest expense                                       (318,000)           (486,000)
   Series B preferred stock interest expense            (1,614,000)         (3,008,000)
                                                 -----------------   -----------------

   Total other income (expense)                         (1,922,000)         (3,479,000)
                                                 -----------------   -----------------

Loss before income taxes                                (2,820,000)         (4,320,000)

Income tax benefit                                               -                  -
                                                 -----------------   -----------------

Net loss                                         $      (2,820,000)  $      (4,320,000)
                                                 =================   =================

Net loss per share - basic and diluted           $           (0.02)  $           (0.04)
                                                 =================   =================

Weighted average number of common shares
   outstanding - basic and diluted                     117,495,000          99,801,000
                                                 =================   =================


     See accompanying notes to condensed consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                        Three Months Ended September 30,


                                                                            2004               2003
                                                                      --------------      ---------------
Cash flows from operating activities:
   Net loss                                                           $   (2,820,000)     $    (4,320,000)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization expense                                   31,000               55,000
      Common stock issued for interest expense                                     -                5,000
      Stock options and warrants issued for interest expense                  32,000               40,000
      Interest expense accrued on Series B preferred stock                 1,614,000            3,008,000
      Interest expense on put option liability                                29,000                    -
      Interest income accrued on related party notes receivable               (3,000)              (3,000)
      Accrued interest expense added to debt principal                        14,000                2,000
      Gain on disposal of assets                                                   -               (4,000)
      (Increase) decrease in:
         Accounts receivable                                                  (6,000)                   -
         Inventories                                                         (30,000)            (133,000)
      Increase (decrease) in:
         Accounts payable                                                     42,000               86,000
         Accrued expenses                                                    539,000              726,000
         Deferred revenue                                                     55,000              293,000
                                                                      --------------      ---------------

   Net cash used in operating activities                                    (503,000)            (245,000)
                                                                      --------------      ---------------
Cash flows from investing activities:
   Purchase of property and equipment                                        (26,000)                   -
   Proceeds from the sale of assets                                                -                4,000
                                                                      --------------      ---------------

   Net cash provided by (used in) investing activities                       (26,000)               4,000
                                                                      --------------      ---------------
Cash flows from financing activities:
   Proceeds from the issuance of debt                                        245,000              126,000
   Repayment of debt                                                          (7,000)                   -
   Proceeds from the issuance of common stock                                320,000              202,000
   Payment of finders' compensation on issuance of common stock               (3,000)              (4,000)
                                                                      --------------      ---------------

   Net cash provided by financing activities                                 555,000              324,000
                                                                      --------------      ---------------

Net increase in cash                                                          26,000               83,000

Cash beginning of period                                                      27,000                4,000
                                                                      --------------      ---------------

Cash, end of period                                                   $       53,000       $       87,000
                                                                      ==============      ===============


     See accompanying notes to condensed consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                Three Months Ended September 30, 2004 (Unaudited)



Note 1:  Basis of Presentation

         The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. (the "Company") and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2004, and the results of operations and cash flows for the three months ended September 30, 2004 and 2003. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2005.

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses, the excess of current liabilities over current assets, the stockholders' deficit, and negative cash flows from operations, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on attaining profitable operations, restructuring its financial arrangements, and obtaining additional outside financing. Management anticipates that the Company will be able to obtain additional financing sufficient to fund operations during the next fiscal year; however, there can be no assurance the Company will be successful. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2:  Loss per Share

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

Note 3:  Reclassifications

         Certain amounts in the financial statements for the three months ended September 30, 2003 have been reclassified to conform with the current period presentation.

Note 4:  Stock Based Compensation

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

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                Three Months Ended September 30, 2004 (Unaudited)

                                                                         Three Months Ended
                                                                           September 30,
                                                                       2004             2003
                                                                   ------------------------------
    Reported net loss                                              $  (2,820,000)   $  (4,320,000)

    Deduct: Total stock-based employee compensation
       determined under fair value based method, net of
       related tax effects                                              (929,000)      (1,812,000)
                                                                   ------------------------------

    Pro forma net loss                                             $  (3,749,000)   $  (6,132,000)
                                                                   ==============================

    Basic and diluted loss per share:
             As reported                                           $        (.02)   $       (0.04)
                                                                   ==============================

             Pro forma                                             $        (.03)   $       (0.06)
                                                                   ==============================

Note 5:  Inventories:

         Inventories consisted of the following at September 30, 2004:

         Raw materials and parts                                      $  311,000
         Work-in-process                                                 190,000
         Finished goods                                                   17,000
                                                                      ----------

         Total                                                        $  518,000
                                                                      ==========

Note 6:  Accrued Expenses

         Accrued expenses consisted of the following at September 30, 2004:

         Compensation and related taxes                           $   3,579,000
         Interest                                                     3,109,000
         Consulting fees                                                 90,000
         Finders' compensation                                           46,000
         Other                                                           68,000
                                                                  -------------

         Total                                                    $   6,892,000
                                                                  =============

         The Company has fallen behind on payments of payroll tax obligations, and may be subject to penalties.

Note 7:  Series A Convertible Preferred Stock

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

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                Three Months Ended September 30, 2004 (Unaudited)



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

Note 8:  Subsequent Events - Reorganization

         Effective November 1, 2004, the Company merged American Autogyro, Inc. ("AAI"), a wholly owned subsidiary, into Groen Brothers Aviation USA, Inc. ("GBA-USA"), a wholly owned subsidiary. GBA-USA will continue the manufacturing, sales and marketing functions of AAI's SparrowHawk gyroplane. GBA-USA will be doing business as (d.b.a.) American Autogyro, for all of its SparrowHawk operations.

Note 9:  Supplemental Statement of Cash Flows Information

         During the three months ended September 30, 2004, the Company:

         o Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $7,000.

         o    Issued common stock in payment of accounts payable of $16,000.

         o    Issued common stock in return of deposits of $13,000.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                Three Months Ended September 30, 2004 (Unaudited)



         o    Increased accrued expenses and decreased common stock by $5,000.

         o    Issued a note payable in return of deferred revenue of $28,000.


         During the three months ended September 30, 2003, the Company:

         o    Accrued $31,000 interest on subscription receivable.

         o Paid $82,000 accrued liability with 410,000 shares of common stock and stock options.

         o Issued 500,000 shares of common stock as collateral on notes payable.

         o    Paid finders compensation with 17,500 shares of common stock.

         o Reduced accrued liabilities by $17,000 related to payment of finders compensation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

         The Company and its wholly-owned subsidiaries have developed proprietary technology that promises significant advances for rotary-winged aircraft. The initial objective of the Company was to develop and market an easy-to-fly and cost-efficient gyroplane that could compete effectively in the general aviation market.

         The Company, doing business as (d.b.a.) American Autogyro, has designed, and now manufactures and sells SparrowHawk gyroplane kits for the home-built market. In addition, the Company developed and sells modification kits designed to improve in-flight stability and safety for another manufacturer's kit gyroplane.

         During the year ended June 30, 2004 and the three months ended September 30, 2004, the Company's operating focus has been directed to the final development of the two-seat piston engine powered SparrowHawk. The initial market for this aircraft lies with builders of home-built aircraft from kits; however, management also believes that there are larger, untapped markets for fully assembled SparrowHawk gyroplane aircraft. Important among these emerging markets is the potential use of the SparrowHawk as a patrol aircraft by law enforcement agencies both in the United States and overseas. An intensive marketing program for the SparrowHawk is being developed. Through September 30, 2004, 27 American Autogyro dealerships have been established, 20 in the United States and 7 internationally.

         The Company began deliveries of SparrowHawk kits during the third quarter of its fiscal year ended June 30, 2004, recording initial revenues from this aircraft in the fourth quarter of fiscal year 2004. Through September 30, 2004, over 50 initial orders for SparrowHawk gyroplane kits have been received, with 19 complete kits and 9 partial kits delivered. In the three months ended September 30, 2004, the Company reported SparrowHawk sales revenues of $141,000 on 6 delivered kits. The Company has received substantial advance payments from dealers and customers on SparrowHawk gyroplane kit orders, which have been recorded as deferred revenue. Additional revenues have also been received from flight training and from contract manufacturing; however, these revenue sources have not been, and are not projected to be, significant to the Company.

         The larger four-seat Hawk 4 gyroplane, powered by a Rolls Royce Model 250 420shp turboprop engine, was developed with the intention that it would become the Company's first major production aircraft, after receiving Federal Aviation Administration certification as a commercial aircraft. The difficult investment climate for technology companies following the stock market collapse in 2000, and more particularly for aerospace companies following the terrorist attack on 9/11, made it impractical for the Company to complete the expensive certification program as planned. Consequently, during the first quarter of fiscal year 2003, the Company suspended the flight testing of its Hawk 4 gyroplane at its Buckeye facility in Arizona due to lack of financial resources. Further development toward commercial certification of the Hawk 4 was deferred pending the receipt of required funding. Prior to the economic downturn, the Company had received significant deposits on aircraft from the Company's authorized dealers in anticipation of full-scale production of the Hawk 4. These dealer deposits are recorded as a long-term liability in the accompanying condensed consolidated balance sheet.

         The Company, however, remains confident that the safety, reliability, maneuverability and low operating cost of the Hawk 4 will permit it to perform competitively with helicopters (and airplanes) for many public use and commercial missions requiring low, slow flight, but without the requirement for a runway for take-off or landing. The Company is thus intending to recommence the Hawk 4 certification program as soon as funding permits, and is actively pursuing such funding with certain interested parties. Consistent with this objective and those prospects, the Company has been presenting the case for the Hawk 4's utility in this role to members of Congress, appropriate Federal Agencies, and to State and local agencies across the nation for Public Use applications, particularly Homeland Defense.

         The Company's technology is scalable to much larger aircraft and has potential applications for both heavy lift vertical take-off military aircraft and runway independent short-haul airliners. The Company has been actively engaged in discussions with government agencies and potential aerospace strategic partners with respect to those applications.

Going Concern Uncertainty

         As discussed in Note 1 to the Consolidated Financial Statements, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses, the excess of current liabilities over current assets, the stockholders' deficit, and negative cash flows from operations, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on attaining profitable operations, restructuring its financing arrangements, and obtaining additional outside financing. Management anticipates that the Company will be able to obtain additional financing sufficient to fund operations during the next fiscal year; however, there can be no assurance the Company will be successful in these endeavors. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

         Revenues

         Total revenues increased from $31,000 in the three months ended September 30, 2003 to $166,000 in the three months ended September 30, 2004. The revenues in the three months ended September 30, 2003 were comprised of $29,000 from the sales of modification kits and $2,000 from flight training. In the three months ended September 30, 2004, revenues were comprised of $141,000 from the sale of 6 SparrowHawk kits, $13,000 from the sales of modification kits and $12,000 from flight training. As discussed above, the Company began delivering SparrowHawk kits in the third quarter of fiscal year 2004.

         At September 30, 2004, advance deposits of $667,000, included in deferred revenue, from American Autogyro customers and American Autogyro dealers principally for SparrowHawk kits, have added significantly to overall cash flow. During fiscal year 2005, the Company will be progressively increasing its focus on satisfying a growing demand for SparrowHawk kits, and, to a lesser extent, for modification kits. The Company recognizes revenues on the sale of SparrowHawk kits when a complete kit has been delivered and the collection of the remaining purchase price is reasonably assured. While less in dollar amount, flight training revenue will be an ongoing addition to Company cash flow. The Company historically has reported nominal amounts of subcontract manufacturing revenues, but does not consider this to be a significant future source of ongoing revenue to the Company.

         Costs and Expenses

         Comparing the three months ended September 30, 2004 to the three months ended September 30, 2003, cost of sales increased to $178,000 from $38,000. The increase in the current fiscal year was primarily due to the cost of sales of the SparrowHawk kits of $171,000. The Company has experienced a negative gross profit on the SparrowHawk kits because of the nonrecurring and "learning curve" costs that are normally experienced in the introductory production of a new product. The Company anticipates that little or no margin will be reported on sales of the SparrowHawk kits for the first few months of fiscal year 2005 as the Company improves its manufacturing capabilities. In addition, only nominal gross margin is realized on the sale of modification kits and on flight training. As a result, the condensed consolidated statement of operations for the three months ended September 30, 2004 reported a negative gross margin on total sales. All costs of incomplete SparrowHawk kits delivered or in process of assembly as of September 30, 2004 have been deferred and included in work-in-process inventories.

         Comparing the three months ended September 30, 2004 to the three months ended September 30, 2003, research and development expenses increased slightly to $467,000 from $449,000. Research and development activities have consisted of ongoing modifications to the SparrowHawk, and, to a lesser extent, on the Hawk 4 and applications of gyrodyne technology.

         Comparing the three months ended September 30, 2004 to the three months ended September 30, 2003, general and administrative expenses increased to $419,000 from $385,000, a 9% increase. The increase in the current year is due primarily to the addition of personnel and expenses supporting the sales and manufacturing of the SparrowHawk.

         Other Income and Expenses

         Comparing the three months ended September 30, 2004 to the three months ended September 30, 2003, related party interest income remained constant at $2,000.

         Comparing the three months ended September 30, 2004 to the three months ended September 30, 2003, interest and other income decreased to $8,000 from $13,000 due to the gain on sale of assets recorded in the prior year.

         Interest expense for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 decreased to $318,000 from $486,000. This decrease in the current year was due primarily to the expense incurred in the prior year on the issuance of stock options and warrants to lenders in connection with new debt or debt extensions, net of the effect of current year additions to debt.

         Comparing the three months ended September 30, 2004 to the three months ended September 30, 2003, Series B Preferred Stock interest expense decreased to $1,614,000 from $3,008,000. From February 2002 through October 2003, the original redemption date, substantially more accretion was included in Series B Preferred Stock interest expense, including an anticipated 25% premium over the stated redemption value. The premium was anticipated because the Company assumed payment of the redemption price and all accrued and upaid dividends would be made in unrestricted, registered shares of common stock of the Company, an payment option available to the Company that triggered the 25% premium. In October 2003, the Company and the holders of the shares of Series B Preferred Stock agreed to extend the redemption date to October 31, 2005 and to certain other modifications of the terms of the Series B Preferred Stock, including the elimination of the option to redeem the shares of Series B Preferred Stock with shares of common stock of the Company. With the elimination of this redemption option, the Company discontinued accretion of the anticipated premium, and recorded a contribution to capital for the amount of the accretion of the premium recorded prior to the extension and modifications. As a result, the Series B Preferred Stock interest expense during the three months ended September 30, 2004 was substantially less than the expense recorded in the three months ended September 30, 2003.

         Net Loss

         During the three months ended September 30, 2004, the Company continued to record losses as it continued the transition toward full marketing and manufacturing of the SparrowHawk gyroplane series and, to a lesser extent, continued research and development activities on the Hawk 4 and gyrodyne technologies and opportunities. For the three months ended September 30, 2004, the loss from operations was $898,000 compared to the loss from operations of $841,000 for the three months ended September 30, 2003, with the increase in the loss resulting from negative gross margins on revenues and increases in operating costs and expenses as described above. The net loss for the three months ended September 30, 2004 was $2,820,000 compared to $4,320,000 in the three months ended September 30 2003, with the decrease in the net loss resulting primarily from the decrease in interest expense and the Series B Preferred Stock interest expense as described above.

Liquidity and Capital Resources

         The Company has entered the home built market with its SparrowHawk two-seat gyroplane. Customers in this market typically make substantial advance down payments on product orders, which has contributed and will continue to contribute to operating cash flows of the Company. Furthermore, the Company is continuing the process of setting up an extensive American Autogyro dealer network for the sale and product support of SparrowHawk kits. Fees from dealership sales and advance customer deposits for future deliveries of SparrowHawk kits are contributing significantly to the Company's cash flow. At September 30, 2004, advance deposits from American Autogyro customers amounted to $667,000, which are included in the condensed consolidated balance sheet as deferred revenue.

         Following the economic downturn of 9/11 and its impact on the aerospace industry, the Company's fund-raising activities in the venture capital market were seriously impaired, resulting in active development of its Hawk 4 gyroplane for commercial certification being deferred. The Company, however, continues actively to seek sales and funding for government and public use applications of the Hawk 4 as well as for the SparrowHawk.

         In the face of continuing fund-raising difficulties, in fiscal years 2002 and 2003, the Company successfully approached many of its principal vendors requesting that they accept a stretching out of payments beyond their normal terms. As a result, the Company is servicing much of its pre-November 2001 obligations to vendors utilizing a combination of repayment plans, which include monthly payments for smaller vendor liabilities and promissory notes for larger vendor liabilities. Certain of the promissory notes have expired, and are technically in default. In addition, as of September 30, 2004, the Company was delinquent in making payments on substantially all promissory notes to vendors, which totalled $597,000. The Company continues ongoing negotiations with these vendors and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action. The Company intends to repay in full all vendors, including interest where applicable. The Company is also delinquent in making payments on capital lease obligations of $660,000 and other notes payable totaling $907,000, and has once again fallen behind in payments of tax obligations of approximately $171,000 to Federal and state government agencies. The Company may be subject to penalties on these late payroll taxes.

         Net cash used in operating activities was $503,000 for the three months ended September 30, 2004 and $245,000 for the three months ended September 30, 2003. The Company recorded increases in accounts payable and accrued expenses during the first three months of the current fiscal year in amounts less than the increases in these liability accounts recorded during the first three months of last fiscal year, indicating that more cash was used to reduce these liability accounts in the current fiscal year. Also contributing to the increase in cash used in operating activities during first three months of the current fiscal year was a decrease in SparrowHawk customer deposits received, which are recorded as deferred revenue.

         The Company has funded losses from operations primarily from the issuance of debt and the sale of common stock. Net cash provided by financing activities for the three months ended September 30, 2003 was $555,000, comprised of a net increase in debt of $238,000 and net proceeds from the issuance of common stock of $317,000. Net cash provided by financing activities for the three months ended September 30, 2003 was $324,000, comprised of a net increase in debt of $126,000 and net proceeds from the issuance of common stock of $198,000. The Company anticipates these two financing sources will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.

         At September 30, 2004, the Company had a working capital deficiency of $14,241,000 and a stockholders' deficit of $44,660,000.

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

         In connection with the extension of the redemption date of the original issuance of the Company's Series B 15% Preferred Stock and the sale of 8,000 shares of the Series B 15% Preferred Stock during the second quarter of fiscal year 2004, the Company's Articles of Incorporation were amended to require that all redemptions of the Series B 15% Preferred Stock be paid in cash. The Articles of Incorporation were also amended to define the maturity date as the first to occur of (a) October 31, 2005, (b) the occurrence of a defined "liquidation event", or (c) the date that is six months following the receipt by the Company or its affiliates of proceeds from one or more financing transactions in excess of $50 million. In addition, the amended Articles of Incorporation require pro rata redemptions of the Series B 15% Preferred Stock with the proceeds of certain financing transactions that exceed $20 million in the aggregate. As a result, if the Company is successful in raising the levels of funding that it requires to bring its obligations current and fund its planned operations, significant portions of this funding will be required to make redemption payments on the Series B 15% Preferred Stock in advance of the original October 31, 2005 maturity date. At September 30, 2004 the recorded value of the Series B 15% Preferred Stock was $26,553,000.

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

         Financial Instruments with Characteristics of Both Liabilities and Equity - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The statement was effective on July 1, 2003 for financial instruments entered into or modified after May 31, 2003, and otherwise effective for existing financial instruments entered into before May 31, 2003. The adoption of SFAS No. 150 resulted in the reporting of the Company's Series B 15% Preferred Stock and a put option obligation as long-term liabilities.

         Put Option Liability - To comply with SFAS No. 150, the Company estimated the fair value of the put option liability at $1,477,000 at September 30, 2004 using the Black-Scholes option-pricing model. Until the obligation is satisfied, the Company will continue to use this methodology to periodically reassess the fair value of the put option liability to determine if the carrying value of the liability in the consolidated financial statements requires adjustment. Changes in the assumptions used in the option-pricing model, including the market price of the Company's common stock and risk-free interest rates, may result in fluctuations in the estimated fair value and carrying value of the put option liability.

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

         Forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risk and uncertainty, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed hereunder and elsewhere in this Form 10-QSB. These forward-looking statements represent the Company's judgment as of the date of this Form 10-QSB. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

Item 3.  Controls and Procedures

         (A) Evaluation of disclosure controls and procedures

         An evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Offer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective, except as described below, to ensure that material information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         In connection with the audit of the Company's consolidated financial statements for the year ended June 30, 2004, management and the Company's independent auditors identified certain material weaknesses in the Company's internal control over the financial reporting process pertaining to the timely evaluation and recording of transactions related to the Company's Series B 15% Preferred Stock and the Company's put option liability. As a result, adjusting entries were recorded in the fourth quarter of the year ended June 30, 2004, which, in the aggregate, did not have a material net effect on the consolidated results of operations and net loss applicable to common stockholders either in the applicable quarters or for the entire fiscal year ended June 30, 2004.

         During the first quarter of fiscal year 2005, the Company has continued to implement changes to improve its internal controls over financial reporting. These changes include, among other matters, more comprehensive documentation of accounting policies and procedures, implementation of analytical review procedures, schedules and checklists for the preparation of interim and annual financial statements, and executive level review of journal entries.

         (B) Changes in internal controls

         Other than the matter discussed above, during the quarterly period covered by this report, there were no significant changes in the Company's internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 2.  Changes in Securities and Use of Proceeds

         During the three months ended September 30, 2004, the Company issued a total of 1,809,625 shares of its restricted Rule 144 common stock, primarily to accredited investors in transactions exempt from registration. These shares were issued through private placement offerings in reliance upon the exemption from registration contained in Rule 506 of Regulation D at a price of $.20 per share. The shares were issued for the following consideration: 1,600,000 shares for cash of $320,000; 3,750 shares in payment of finders' compensation on the sale of common stock; 80,000 shares in payment of accounts payable of $16,000; 59,500 shares in payment of accrued expenses of $12,000; and 66,375 shares for the return of $13,000 of deposits. In addition, cash finders' compensation on the sale of common stock totaled $3,000. The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

Item 3.  Defaults Upon Senior Securities

         The Company is current on its obligations pertaining to the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock. However, as discussed more fully under "Liquidity and Capital Resources" above, the Company is delinquent in scheduled payments on capital lease obligations and notes payable to vendors and other lenders.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Exhibit 3.1 Amendment to Second Restated Articles of Incorporation of Groen Brothers Aviation, Inc. {1}

         Exhibit 3.2 Second Amendment to Second Restated Articles of Incorporation of Groen Brothers Aviation, Inc. {1}

         Exhibit 3.3 Third Restated Articles of Incorporation of Groen Brothers Aviation, Inc. {2}

         Exhibit 10.1 Amendment to the Common Stock Purchase Agreement Dated November 7, 2000 {2}

         Exhibit 11        Statement re computation of per share earnings {3}

         Exhibit 31.1 Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 31.2 Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

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

                  {2} Filed as exhibits to the Company's report on Form 10-KSB for the year ended June 3-, 2004 and incorporated herein by reference.

                  {3} Information included in Notes to Condensed Consolidated Financial Statements filed with this report


         (b) Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended September 30, 2004.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GROEN BROTHERS AVIATION, INC.


                                        By: /s/ David Groen
                                           -------------------------------------
                                            David Groen, President and Chief
                                            Executive Officer (Principal
                                            Executive Officer)

                                        Date: November 15, 2004

                                        By: /s/ Dennis P. Gauger
                                           -------------------------------------
                                            Dennis P. Gauger, Chief Financial
                                            Officer and Secretary (Principal
                                            Financial and Accounting Officer)

                                        Date: November 15, 2004