Form 10QSB
period 2004-12-31
GROEN BROTHERS AVIATION INC /UT/
filed 2005-02-18
CIK 870743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                     13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2004


                          Commission file number 018958

                          GROEN BROTHERS AVIATION, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                   Utah                                          87-0489865
------------------------------                                -----------------
State or other jurisdiction of                                 I.R.S. Employer
Incorporation or organization                                 Identification No.


2640 W. California Ave., Suite A
Salt Lake City, Utah                                                84104
--------------------------------------                             ---------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Class                                   Outstanding at December 31, 2004
--------------------------                      --------------------------------
Common Stock, No Par Value                               121,333,602

Transitional Small Business Disclosure Format  Yes  [   ]   No  [X]

                          GROEN BROTHERS AVIATION, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet, December 31, 2004 (unaudited)..................2

         Condensed Consolidated Statements of Operations for the Three Months
            ended December 31, 2004 and 2003 (unaudited)......................................3

         Condensed Consolidated Statements of Operations for the Six Months
            ended December 31, 2004 and 2003 (unaudited)......................................4

         Condensed Consolidated Statements of Cash Flows for the Six Months
            ended December 31, 2004 and 2003 (unaudited)......................................5

         Notes to Condensed Consolidated Financial Statements.................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................................18

Item 3.  Controls and Procedures.............................................................26


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................27

Item 2.  Changes in Securities and Use of Proceeds...........................................27

Item 3.  Defaults Upon Senior Securities.....................................................28

Item 4.  Submission of Matters to a Vote of Security Holders.................................28

Item 5.  Other Information...................................................................28

Item 6.  Exhibits and Reports on Form 8-K....................................................28

SIGNATURES...................................................................................30



PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                          GROEN BROTHERS AVIATION, INC.
                Condensed Consolidated Balance Sheet (Unaudited)
                                December 31, 2004

Assets
------

Current assets:
   Accounts receivable                                                                     $     20,000
   Related party notes receivable                                                               128,000
   Prepaid expenses                                                                               4,000
   Inventories                                                                                  445,000
                                                                                           --------------

   Total current assets                                                                         597,000

Property and equipment, net                                                                     275,000
                                                                                           --------------

   Total assets                                                                            $    872,000
                                                                                           ==============

Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:
   Bank overdraft                                                                          $     16,000
   Accounts payable                                                                             867,000
   Accrued expenses                                                                           7,179,000
   Deferred revenue                                                                             647,000
   Short-term notes payable                                                                     686,000
   Related party notes payable                                                                5,699,000
   Current portion of long-term debt                                                            340,000
                                                                                           --------------

   Total current liabilities                                                                 15,434,000

Long-term liabilities:
   Deferred revenue                                                                              25,000
   Long-term debt                                                                               480,000
   Deposits                                                                                   2,145,000
   Put option liability                                                                       1,544,000
   Series B 15% cumulative redeemable non-voting preferred stock, no par
      value, 50,000,000 shares authorized, 32,700 shares issued and outstanding              28,459,000
                                                                                           --------------

   Total liabilities                                                                         48,087,000
                                                                                           --------------

Stockholders' deficit:
   Series A convertible preferred stock, no par value, 50,000,000 shares
      authorized, 1,400,000 shares issue and outstanding                                         70,000
   Common stock, no par value, 500,000,000 shares authorized, 121,333,602
      shares issued and outstanding                                                          21,845,000
   Accumulated deficit                                                                      (69,130,000)
                                                                                           --------------

   Total stockholders' deficit                                                              (47,215,000)
                                                                                           --------------

   Total liabilities and stockholders' deficit                                             $    872,000
                                                                                           ==============


     See accompanying notes to condensed consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
           Condensed Consolidated Statements of Operations (Unaudited)
                         Three Months Ended December 31,

                                                                       2003
                                                        2004        As Restated
                                                   -----------------------------

Revenues                                           $     194,000   $     56,000
                                                   --------------- -------------

Costs and expenses:
   Cost of sales                                         235,000         30,000
   Research and development                              592,000        373,000
   General and administrative expenses                   386,000        326,000
                                                   --------------- -------------

   Total costs and expenses                            1,213,000        729,000
                                                   --------------- -------------

   Loss from operations                               (1,019,000)      (673,000)
                                                   --------------- -------------

Other income (expense):
   Related party interest income                           4,000          3,000
   Interest and other income                               3,000         11,000
   Interest expense                                     (387,000)      (418,000)
   Series B preferred stock interest expense          (1,839,000)    (1,926,000)
                                                   --------------- -------------

   Total other income (expense)                       (2,219,000)    (2,330,000)
                                                   --------------- -------------

Loss before income taxes                              (3,238,000)    (3,003,000)

Income tax benefit                                             -             -
                                                   --------------- -------------

Net loss                                           $  (3,238,000)  $ (3,003,000)
                                                   =============== =============

Issuance of put option                             $           -   $ (1,448,000)
                                                   --------------- -------------

Net loss applicable to common stockholders         $  (3,238,000)  $ (4,451,000)
                                                   =============== =============


Net loss per share - basic and diluted             $       (0.03)  $      (0.04)
                                                   =============== =============

Weighted average number of common shares
   outstanding - basic and diluted                    114,813,000     99,371,000
                                                   =============== =============


     See accompanying notes to condensed consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
           Condensed Consolidated Statements of Operations (Unaudited)
                          Six Months Ended December 31,

                                                                        2003
                                                        2004        As Restated
                                                   -----------------------------

Revenues                                           $     360,000   $     87,000
                                                   --------------- -------------

Costs and expenses:
   Cost of sales                                         413,000         68,000
   Research and development                            1,059,000        822,000
   General and administrative expenses                   805,000        711,000
                                                   --------------- -------------

   Total costs and expenses                            2,277,000      1,601,000
                                                   --------------- -------------

   Loss from operations                               (1,917,000)    (1,514,000)
                                                   --------------- -------------

Other income (expense):
   Related party interest income                           6,000          5,000
   Interest and other income                              11,000         24,000
   Interest expense                                     (705,000)      (904,000)
   Series B preferred stock interest expense          (3,453,000)    (4,935,000)
                                                   --------------- -------------

   Total other income (expense)                       (4,141,000)    (5,810,000)
                                                   --------------- -------------

Loss before income taxes                              (6,058,000)    (7,324,000)

Income tax benefit                                             -              -
                                                   --------------- -------------

Net loss                                           $  (6,058,000)  $ (7,324,000)
                                                   =============== =============

Issuance of put option                             $           -   $ (1,448,000)
                                                   =============== =============

Net loss applicable to common stockholders         $ (6,058,000)   $ (8,772,000)
                                                   =============== =============


Net loss per share - basic and diluted             $       (0.05)  $      (0.09)
                                                   =============== =============

Weighted average number of common shares
   outstanding - basic and diluted                   113,279,000     97,360,000
                                                   =============== =============


     See accompanying notes to condensed consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                          Six Months Ended December 31,

                                                                                                        2003
                                                                                      2004           As Restated
                                                                                  ------------------------------
Cash flows from operating activities:
   Net loss                                                                       $ (6,058,000)     $ (7,324,000)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization expense                                             62,000           100,000
      Common stock issued for interest expense                                          13,000             7,000
      Stock options and warrants issued for interest expense                            68,000           276,000
      Interest expense accrued on Series B preferred stock                           3,453,000         4,935,000
      Interest expense on put option liability                                          96,000                 -
      Interest income accrued on related party notes receivable                         (6,000)           (5,000)
      Accrued interest expense added to debt principal                                  35,000            20,000
      Other non-cash expenses                                                            5,000                 -
      Gain on disposal of assets                                                             -            (4,000)
      (Increase) decrease in:
         Accounts receivable                                                            (3,000)            5,000
         Prepaid expenses                                                                    -             4,000
         Inventories                                                                    43,000          (369,000)
      Increase (decrease) in:
         Bank overdraft                                                                 16,000                 -
         Accounts payable                                                               63,000          (417,000)
         Accrued expenses                                                              917,000           176,000
         Deferred revenue                                                               35,000           440,000
         Deposits                                                                            -           (44,000)
                                                                                  --------------- -----------------

   Net cash used in operating activities                                            (1,261,000)       (2,200,000)
                                                                                  --------------- -----------------

Cash flows from investing activities:
   Purchase of property and equipment                                                  (28,000)           (4,000)
   Proceeds from the sale of assets                                                          -             4,000
   Issuance of related party notes receivable                                                -           (23,000)
                                                                                  --------------- -----------------

   Net cash used in investing activities                                               (28,000)          (23,000)
                                                                                  --------------- -----------------

Cash flows from financing activities:
   Proceeds from the issuance of debt                                                  425,000           452,000
   Repayment of debt                                                                   (32,000)         (151,000)
   Proceeds from the issuance of Series B preferred stock                                    -         2,000,000
   Proceeds from the issuance of common stock                                          875,000           523,000
   Payment of finders' compensation on issuance of common stock                         (6,000)          (11,000)
                                                                                  --------------- -----------------

   Net cash provided by financing activities                                         1,262,000         2,813,000
                                                                                  --------------- -----------------

Net increase (decrease) in cash                                                        (27,000)          590,000
Cash beginning of period                                                                27,000             4,000
                                                                                  --------------- -----------------

Cash, end of period                                                               $          -      $    594,000
                                                                                  =============== =================


     See accompanying notes to condensed consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2004 (Unaudited)



Note 1:  Organization and Basis of Presentation

         Organization and Consolidation

         Effective November 1, 2004, Groen Brothers Aviation, Inc. (the "Company") merged American Autogyro, Inc. ("AAI"), a wholly owned subsidiary, into Groen Brothers Aviation USA, Inc. ("GBA-USA"), a wholly owned subsidiary. GBA-USA will continue the manufacturing, sales and marketing functions of AAI's SparrowHawk gyroplane. GBA-USA will be doing business as (d.b.a.) American Autogyro, for all of its SparrowHawk operations.

         The unaudited condensed consolidated financial statements include the accounts of the Company and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2004, and the results of operations and cash flows for the three months and six months ended December 31, 2004 and 2003. The results of operations for the three months and six months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2005.

         Basis of Presentation and Going Concern Uncertainty

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses, the excess of current liabilities over current assets, the stockholders' deficit, and negative cash flows from operations, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on attaining profitable operations, restructuring its financial arrangements, and obtaining additional outside financing. The Company has funded losses from operations in the current year primarily from the issuance of debt and the sale of the Company's restricted common stock in private placement transactions. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.

         Operating revenues from the sale of SparrowHawk kit gyroplanes are not currently sufficient, nor will they be sufficient in the near future, to cover operating expenses for the following reasons:

         o To date, the Company has experienced a negative gross profit on sales because of the start-up and "learning curve" costs that are normally experienced in the production of a new product.
         o The Company projects the negative gross profit on sales will continue for the remainder of fiscal year 2005.

         o Marketing and sales efforts continue, but the number of SparrowHawk kits sold is below expectations, due in part to lack of funding to purchase raw materials and parts and to pay for increased marketing efforts.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2004 (Unaudited)


         The Company will continue to explore larger, untapped markets for fully assembled SparrowHawk gyroplane aircraft, including law enforcement agencies both in the United States and overseas using the SparrowHawk as a surveillance aircraft. The Company believes the margins on these completed aircraft will be substantially higher than on kit gyroplanes. However, through the date of this filing, no sales of fully assembled SparrowHawk gyroplane aircraft to law enforcement agencies have occurred.

         The Company does not expect revenues from the sale of Hawk 4 gyroplanes will be realized until the Company completes the Federal Aviation Administration ("FAA") or equivalent international certification of the aircraft. Currently, the Company estimates that approximately $40 million and a two to three year period will be required to complete the certification. The Company is in discussions with parties that have expressed interest in funding the completion of the certification and commencing the production of the Hawk 4 gyroplane. These discussions are ongoing, and the Company is not in a position to conclude how likely a favorable outcome to these opportunities is. If one or more of these funding transactions is completed, the Company believes there will be sufficient working capital to fund operating deficits for the remainder of fiscal year 2005 and for the next 2 to 3 years. In addition, with the announcement of such a funding source, the Company believes prospects will improve to raise equity capital from other sources to fund operations and meet debt obligations. Because of ongoing research and development efforts and the projected costs of certification, the Company does not project that it will have net income or positive cash flows from operations until FAA certification is obtained and sales of Hawk 4 gyroplanes reach planned levels.

         The Company does not anticipate that operating costs of personnel, facilities, research and development and sales and marketing will decrease from levels reported for fiscal year 2004 and to date in fiscal year 2005, and may increase.

         There can be no guarantee or assurance that the Company will be successful in its ability to generate revenue or to raise capital at favorable rates or at all. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2:  Restatement of Prior Year Financial Statements

         The Company recorded adjusting entries during the fourth quarter of its fiscal year ended June 30, 2004 to correct errors which had been made in the second and third quarters of fiscal year 2004 relating to the Company's Series B 15% Preferred Stock and to the Company's put option liability.

         Series B 15% Preferred Stock

         When the Company's Series B 15% Preferred Stock was originally issued, the Company had the option to pay the redemption price, for a premium, in registered, unrestricted, shares of common stock of the Company with a redemption price equal to 125% of the Stated Value of the shares of the Series B 15% Preferred Stock plus 125% of all accrued but unpaid dividends thereon. Accretion of the premium was computed using the straight-line method over the life of the initial Stated Value and over the life of accrued but unpaid dividends thereon, as applicable.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2004 (Unaudited)


         In October 2003, the Company and the holders of the Series B 15% Preferred Stock agreed to certain modifications to the features of the Series B 15% Preferred Stock, including the elimination of the Company's option to pay the redemption price in shares of its common stock and requiring the redemption price to be paid in cash. With the elimination of the option to redeem the Series B 15% Preferred Stock with shares of the Company's common stock, the Company discontinued accretion of the anticipated premium, and recorded a contribution to capital for the amount of the accretion of the premium recorded prior to the modification of the features of the Series B 15% Preferred Stock and eliminated the accretion of the premium that had been recorded subsequent to the modification. The result was an increase to common stock and a decrease to the Series B 15% Preferred Stock in the amount of $4,844,000 in October 2003, and a correction to reduce the related interest expense by $195,000 during the three months and six months ended December 31, 2003.

         Put Option Liability

         During the three months ended December 31, 2003, certain amendments were made to the Common Stock Purchase Agreement Dated November 7, 2002 whereby the Company extended the dates to which the stockholder can exercise a put option and the Company can exercise the option to redeem, and increased both the put prices and the optional redemption prices. These amendments resulted in this agreement being subject to the accounting requirements of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which was effective for periods beginning after June 15, 2003. Pursuant to SFAS No. 150, the Company estimated the value of its obligation under the put option at $1,448,000 at June 30, 2004 using the Black-Scholes option pricing model. This obligation was recorded in the fourth quarter of fiscal year 2004 as a long-term liability in the Company's consolidated balance sheet at June 30, 2004, with a corresponding reduction of common stock of $1,448,000. The recorded value of the put option liability of $1,448,000 was included in the net loss applicable to common stockholders for the year ended June 30, 2004. This recorded value of $1,448,000 should have been recorded in the three months and six months ended December 31, 2003.

         Restatement

         Consequently, the Company has restated the condensed consolidated statements of operations for the three months and the six months ended December 31, 2003 and the condensed consolidated statement of cash flows for the six months ended December 31, 2003 to reflect the correcting entries related to the Series B 15% Preferred Stock and to the put option liability in the appropriate interim periods of the prior fiscal year. The Company has also restated the prior year condensed consolidated statements of operations to exclude the shares of common stock issued as collateral for notes payable from the computation of weighted average common shares outstanding during the period (see Note 3).

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2004 (Unaudited)


         The net effect of these adjustments for the three months and six months ended December 31, 2003 is as follows:

                                                Three Months       Six Months
                                              ----------------------------------

Net loss as originally reported               $  (3,198,000)    $   (7,519,000)

Additional interest expense resulting from
   adjustments to Series B 15% Preferred
   Stock                                            195,000           195,000
                                              ---------------------------------

Net loss as adjusted                          $  (3,003,000)    $  (7,324,000)
                                              =================================

Net loss applicable to common stockholders
   as originally reported                     $  (3,003,000)    $  (7,324,000)

Adjustment to put option liability               (1,448,000)       (1,448,000)
                                              ---------------------------------

Net loss applicable to common stockholders
   as adjusted                                $  (4,451,000)    $  (8,772,000)
                                              =================================

Net loss per share - basic and diluted:
   As originally reported                            $(0.03)           $(0.07)
   As adjusted                                       $(0.04)           $(0.09)

Weighted average common and common
 equivalent shares - basic and diluted:
   As originally reported                       104,553,000       102,376,000
   As adjusted                                   99,371,000        97,360,000


Note 3:  Loss per Share

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

         The calculation of weighted average number of common shares outstanding excludes common shares that have been issued as collateral for certain notes payable. These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time. The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full. At December 31, 2004, the Company had issued 5,750,000 shares of common stock as collateral.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2004 (Unaudited)


Note 4:  Reclassifications

         Certain amounts in the financial statements for the three months and six months ended December 31, 2003 have been reclassified to conform with the current period presentation.


Note 5:  Stock Based Compensation

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

                                                     Three Months Ended
                                                         December 31,
                                                                        2003
                                                      2004          As Restated
                                                 -------------------------------

Reported net loss                                $  (3,238,000)  $  (4,451,000)

Deduct: Total stock-based employee
   compensation determined under
  fair value based method, net of
   related tax effects                                (184,000)         (1,000)
                                                 -------------------------------

Pro forma net loss                               $  (3,422,000)  $  (4,452,000)
                                                 ===============================

Basic and diluted loss per share:
         As reported                             $       (0.03)  $       (0.04)
                                                 ===============================

         Pro forma                               $       (0.03)  $       (0.04)
                                                 ===============================

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2004 (Unaudited)


                                                     Six Months Ended
                                                       December 31,
                                                                      2003
                                                   2004            As Restated
                                               ---------------------------------

Reported net loss                              $  (6,058,000)     $  (8,772,000)

Deduct: Total stock-based employee
   compensation determined under
   fair value based method, net of
   related tax effects                            (1,113,000)        (1,813,000)
                                               ---------------------------------

Pro forma net loss                             $  (7,171,000)     $ (10,585,000)
                                               =================================

Basic and diluted loss per share:
         As reported                           $       (0.05)     $       (0.09)
                                               =================================

         Pro forma                             $       (0.06)     $       (0.11)
                                               =================================


Note 6:  Inventories:

         Inventories consisted of the following at December 31, 2004:


         Raw materials and parts                     $   230,000
         Work-in-process                                 215,000
         Finished goods                                      -
                                                    -------------

         Total                                        $  445,000
                                                    =============


Note 7:  Accrued Expenses:

         Accrued expenses consisted of the following at December 31, 2004:


         Compensation and related taxes              $ 3,723,000
         Related party interest                        2,970,000
         Interest                                        272,000
         Consulting fees                                  87,000
         Finders' compensation                            56,000
         Other                                            71,000
                                                   --------------

         Total                                       $ 7,179,000
                                                   ==============

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2004 (Unaudited)


         Included in accrued compensation and related taxes payable at December 31, 2004 is $2,786,000 in deferred compensation to officers and directors of the Company. In addition to cash compensation, the Company has a deferred compensation plan for certain of its senior executive officers that accrues additional salary. The deferred compensation is payable in part or in whole only by resolution of the Company's Board of Directors. Through December 31, 2004, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments would be prudent in light of the Company's financial condition and availability of cash. In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum. The accrual of interest was discontinued on July 1, 2004. At December 31, 2004, accrued related party interest included $419,000 of interest payable on the deferred compensation.

         In addition to the interest payable on the deferred compensation, accrued related party interest payable is comprised of interest expense payable on notes payable to related parties, consisting primarily of stockholders of the Company.

         The Company is delinquent in payment of prior quarters' payroll tax obligations of approximately $228,000, and may be subject to penalties on these late payroll taxes.


Note 8: Debt

         Short-term notes payable at December 31, 2004 include notes payable to vendors of $598,000, substantially all of which is technically in default. The Company continues ongoing negotiations with the vendors and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

         Substantially all related party notes payable and long-term debt at December 31, 2004 was payable to stockholders of the Company who are considered related parties. The Company is also delinquent in making payments on capital lease obligations of $660,000 and other notes payable totaling $1,338,000 included in related party notes payable and long-term debt.

         The Company is also delinquent on making payments of accrued interest payable on debt of $301,000, substantially all of which is payable to related parties.


Note 9:  Deposits

         Deposits consist of amounts received from the Company's authorized dealers on aircraft in anticipation of full-scale production of the Company's Hawk 4 gyroplane. The deposit guarantees a delivery sequence number and represents a percentage of the total estimated purchase price. The Company has also issued common stock to dealers as partial consideration for the delay in the certification of the Hawk 4 gyroplane. These costs have been charged to interest expense as incurred. Certain dealers have been given the opportunity to convert a portion of their deposits into shares of the Company's restricted common stock. The Company continues its efforts to obtain the funding to complete the certification of the Hawk 4. Once such funding is obtained, the Company estimates the certification process will require two to three years to complete. Because of the long-term prospects of obtaining the funding and completing the certification, dealer deposits have been recorded as long-term liabilities.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2004 (Unaudited)


Note 10:  Put Option Liability

         During the year ended June 30, 2004, the Company and a stockholder entered into an Amendment to the Common Stock Purchase Agreement Dated November 7, 2000 whereby the Company extended the dates to which the stockholder can exercise a put option and the Company can exercise the option to redeem, and increased both the put prices and the optional redemption prices. As a result, the stockholder has the right to put up to 750,000 shares of common stock of the Company, exercisable on November 7, 2005 or at any time during the three years ending on November 7, 2008. The put price may be paid by the Company in cash or in registered, unrestricted, freely tradable common shares of the Company at $2.08 per share prior to May 7, 2006, $2.16 per share between May 7 and November 6, 2006, $2.25 per share between November 7, 2006 and May 6, 2007, $2.33 per share between May 7 and November 6, 2007, $2.41 per share between November 7, 2007 and May 6, 2008, and $2.50 per share between May 7 and November 7, 2008.

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

         This obligation is recorded as a long-term liability of $1,544,000 in the condensed consolidated balance sheet of the Company as of December 31, 2004. Until the obligation is satisfied, the Company will continue to use the Black Scholes option pricing model to periodically reassess the fair value of the put option liability to determine if the carrying value of the liability in the consolidated financial statements requires adjustment. Changes in the assumptions used in the option-pricing model, including the market price of the Company's common stock and risk-free interest rates, may result in fluctuations in the estimated fair value and carrying value of the put option liability.


Note 11:  Preferred Stock

         Series B 15% Preferred Stock

         In connection with the extension of the redemption date of the original issuance of the Company's Series B 15% Preferred Stock to October 15, 2004 and the sale of 8,000 shares of the Series B 15% Preferred Stock during the second quarter of fiscal year 2004, the Company's Articles of Incorporation were amended to require that all redemptions of the Series B 15% Preferred Stock be paid in cash. The Articles of Incorporation were also amended to define the maturity date as the first to occur of (a) October 31, 2005, (b) the occurrence of a defined "liquidation event", or (c) the date that is six months following the receipt by the Company or its affiliates of proceeds from one or more financing transactions in excess of $50 million. In addition, the amended Articles of Incorporation require pro rata redemptions of the Series B 15%

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2004 (Unaudited)


Preferred Stock with the proceeds of certain financing transactions that exceed $20 million in the aggregate. As a result, if the Company is successful in raising the levels of funding that it requires to bring its obligations current, fund its planned operations, and complete aircraft certification requirements for its Hawk 4 gyroplane, significant portions of this funding may be required to make redemption payments on the Series B 15% Preferred Stock in advance of the October 31, 2005 maturity date. At December 31, 2004 the recorded value of the Series B 15% Preferred Stock was $28,459,000.

         In October 2004, the Company issued 67 shares of its Series B 15% Preferred Stock in payment of a related party note payable of $40,000 and accrued interest payable of $27,000.


         Series A Convertible Preferred Stock

         On October 8, 2004, the Company amended and restated its Articles of Incorporation to change the rights and terms of its Series A Convertible Preferred Stock. On October 8, 2004, the Board of Directors approved the issuance of 1,400,000 shares of Series A Convertible Preferred Stock to the Company's founders: 900,000 shares to David Groen, President and Chief Executive Officer, and 500,000 shares to Jay Groen, Chairman of the Board of Directors, at a purchase price of $0.05 per share, or total consideration of $70,000. The amended rights, terms and preferences of the Series A Convertible Preferred Stock are summarized as follows:

         o Each share may cast one hundred (100) votes on all matters submitted to the stockholders for a vote, voting together with the holders of the common stock of the Company as a single class, effectively giving current voting control to the Company's founders.

         o    The voting rights expire seven years from the date of issue.

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

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2004 (Unaudited)


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

         The value of $.05 per share was assigned to the Series A Preferred Stock by the Company's Board of Directors after evaluating several factors, including those listed above relating to limitations on the transferability of the shares, the limited life of the voting rights, the significant revenue milestones to be met before conversion to common stock can occur, and the absence of dividend or liquidation rights.


Note 12:  Stockholders' Equity

         On October 8, 2004, pursuant to the joint written consent of the Board of Directors of the Company and the combined majority of holders of the Company's common stock and holders of the Company's Series A Preferred Stock entitled to vote together on such matters as one class (the "Majority Stockholders") in lieu of a special meeting of the stockholders, the following actions were approved:

         o The Company amended its articles of incorporation to increase the number of authorized shares of common stock from two hundred million (200,000,000) shares to five hundred million (500,000,000) shares.

         o The Company amended its 2000 Stock Option Plan to increase the number of shares of common stock available for issuance under the Plan from thirty million (30,000,000) shares to sixty million (60,000,000) shares.

         The notice of these actions taken pursuant to the joint written consent of the Majority Stockholders was mailed to the stockholders of the Company in December 2004.

         During the six months ended December 31, 2004, the Company issued a total of 4,894,859 shares of its restricted Rule 144 common stock, primarily to accredited investors in transactions exempt from registration. These shares were issued generally at a price of $.20 per share through private placement offerings in reliance upon the exemption from registration contained in Rule 506 of Regulation D. The shares were issued for the following consideration:
4,377,500 shares for cash of $875,000; 4,500 shares in payment of finders' compensation on the sale of common stock; 183,750 shares in payment of accounts payable of $37,000; 97,625 shares in payment of accrued expenses of $20,000; 100,000 shares in payment of prepaid consulting of $20,000; 65,109 shares in payment of interest expense of $13,000; and 66,375 shares for the return of $13,000 of deposits. In addition, cash finders' compensation on the sale of common stock totaled $6,000. The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2004 (Unaudited)


         The Company has generally placed a value of $.20 per share on the non-cash transactions where shares of the Company's restricted common stock have been issued in payment of goods and services, reduction of debt and other purposes. The Company believes, based on the many cash sales of the Company's restricted common stock during the six months ended December 31, 2004, all at $.20 per share, that $.20 per share is an appropriate value per share to use for issuances of restricted common shares in non-cash transactions. The $.20 per share also approximated the quoted market price of the Company's common stock during the six-month period.

         During the six months ended December 31, 2004, the Company issued a total of 16,302,500 stock options: 11,525,000 options to employees under the Company's ISO 2000 stock option plan with exercise prices of $.25 to $1.00 per share exercisable for periods of 5 to 7 years; 4,177,500 options to investors in connection with the sale of common stock of the Company with exercise prices of $.20 to $.25 per share exercisable for periods of 1 to 2 years; and 600,000 options as a loan origination fee to a lender with an exercise price of $.20 per share exercisable for a period of 3 years. The Company estimated the value of the 600,000 options issued to the lender at $36,000 using the Black-Scholes option pricing model, and charged this amount to interest expense.


Note 13:  Supplemental Statement of Cash Flows Information

         During the six months ended December 31, 2004, the Company:

         o Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $15,000.

         o Issued 183,750 shares of common stock in payment of accounts payable of $37,000.

         o Issued 97,625 shares of common stock in payment of accrued expenses of $20,000.

         o Issued 65,109 shares of common stock in payment of interest expense of $13,000.

         o Issued 66,375 shares of common stock in return of deposits of $13,000.

         o Issued 100,000 shares of common stock for prepaid consulting services of $20,000.

         o    Issued note payable to acquire property and equipment of $3,000.

         o    Issued a note payable in return of deferred revenue of $28,000.

         o Increased accrued expenses and decreased common stock by $39,000 for accrued finders compensation.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2004 (Unaudited)


         o Issued 1,400,000 shares of Series A preferred stock for a decrease in accrued expenses of $70,000.

         o Converted $40,000 of related party notes payable and $27,000 of accrued interest payable into 67 shares of Series B preferred stock.

         o    Paid finders compensation with 4,500 shares of common stock.


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

         o Issued 120,000 shares of common stock in payment of $24,000 of accounts payable.

         o Issued 500,000 shares of common stock as collateral on notes payable.

         o Issued 6,125,000 additional shares of common stock upon exercise of stockholder put option.

         o    Paid finders compensation with 37,500 shares of common stock.

         o Increased accrued expenses and decreased common stock by $9,000 for accrued finders compensation in connection with the sale of common stock.

         o Recorded an increase in common stock and a decrease to Series B 15% Preferred Stock of $4,844,000.

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

         During the year ended June 30, 2004 and the six months ended December 31, 2004, the Company's operating focus has been directed to the final development of the two-seat piston engine powered SparrowHawk. The initial market for this aircraft lies with builders of home-built aircraft from kits; however, management also believes that there are larger, untapped markets for fully assembled SparrowHawk gyroplane aircraft. Important among these emerging markets is the potential use of the SparrowHawk as a patrol aircraft by law enforcement agencies both in the United States and overseas. An intensive marketing program for the SparrowHawk is being developed. Through December 31, 2004, 27 American Autogyro dealerships have been established, 20 in the United States and 7 internationally.

         The Company began deliveries of SparrowHawk kits during the third quarter of its fiscal year ended June 30, 2004, recording initial revenues from this aircraft in the fourth quarter of fiscal year 2004. Through December 31, 2004, over 50 initial orders for SparrowHawk gyroplane kits have been received, with 26 complete kits and 8 partial kits delivered. In the six months ended December 31, 2004, the Company reported SparrowHawk sales revenues of $300,000 on 11 delivered kits. The Company has received substantial advance payments from dealers and customers on SparrowHawk gyroplane kit orders, which have been recorded as deferred revenue. Additional revenues have also been received from flight training and from contract manufacturing; however, these revenue sources have not been, and are not projected to be, significant to the Company.

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

Going Concern Uncertainty

         As discussed in Note 1 to the Consolidated Financial Statements and as more fully discussed below, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses, the excess of current liabilities over current assets, the stockholders' deficit, and negative cash flows from operations, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on attaining profitable operations, restructuring its financing arrangements, and obtaining additional outside financing. Management anticipates that the Company will be able to obtain additional financing through the issuance of debt and the sale of restricted shares of common stock sufficient to fund operations during the next fiscal year; however, there can be no assurance the Company will be successful in these endeavors. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

         Revenues

         Total revenues increased from $56,000 in the three months ended December 31, 2003 to $194,000 in the three months ended December 31, 2004. The revenues in the three months ended December 31, 2003 were comprised of $7,000 from the sales of modification kits, $7,000 from flight training, and $42,000 from subcontract manufacturing. In the three months ended December 31, 2004, revenues were comprised of $160,000 from the sale of SparrowHawk kits, $18,000 from the sales of modification kits and $16,000 from flight training. As discussed above, the Company began delivering SparrowHawk kits in the third quarter of fiscal year 2004.

         Total revenues increased from $87,000 in the six months ended December 31, 2003 to $360,000 in the six months ended December 31, 2004. The revenues in the six months ended December 31, 2003 were comprised of $36,000 from the sales of modification kits, $9,000 from flight training, and $42,000 from subcontract manufacturing. In the six months ended December 31, 2004, revenues were comprised of $300,000 from the sale of SparrowHawk kits, $31,000 from the sales of modification kits and $29,000 from flight training.

         At December 31, 2004, advance deposits of $647,000, included in deferred revenue, from American Autogyro customers and American Autogyro dealers principally for SparrowHawk kits, have added significantly to overall cash flow. During fiscal year 2005, the Company will be progressively increasing its focus on satisfying a growing demand for SparrowHawk kits, and, to a lesser extent, for modification kits. The Company recognizes revenues on the sale of SparrowHawk kits when a complete kit has been delivered and the collection of the remaining purchase price is reasonably assured. While less in dollar amount, flight training revenue will be an ongoing addition to Company cash flow. The Company historically has reported nominal amounts of subcontract manufacturing revenues, but does not consider this to be a significant future source of ongoing revenue to the Company.


         Costs and Expenses

         Comparing the three months ended December 31, 2004 to the three months ended December 31, 2003, cost of sales increased to $235,000 from $30,000. The increase in the current quarter of fiscal 2004 was primarily due to the cost of sales of the SparrowHawk kits of $219,000.

         Comparing the six months ended December 31, 2004 to the six months ended December 31, 2003, cost of sales increased to $413,000 from $68,000. The increase in the current fiscal year six month period was primarily due to the cost of sales of the SparrowHawk kits of $390,000.

         The Company has experienced a negative gross profit on the SparrowHawk kits because of the nonrecurring and "learning curve" costs that are normally experienced in the introductory production of a new product. The Company anticipates that little or no margin will be reported on sales of the SparrowHawk kits for fiscal year 2005 as the Company improves its manufacturing capabilities. In addition, only nominal gross margin is realized on the sale of modification kits and on flight training. As a result, the condensed consolidated statements of operations for the three months and six months ended December 31, 2004 reported a negative gross margin on total sales. All costs of incomplete SparrowHawk kits delivered or in process of assembly as of September 30, 2004 have been deferred and included in work-in-process inventories.

         Comparing the three months ended December 31, 2004 to the three months ended December 31, 2003, research and development expenses increased to $592,000 from $373,000. Comparing the six months ended December 31, 2004 to the six months ended December 31, 2003, research and development expenses increased to $1,059,000 from $822,000. The increase in research and development expenses in the current fiscal year is due primarily to the addition of new employees and to increases in compensation for current employees. Research and development activities have consisted of ongoing modifications to the SparrowHawk, and, to a lesser extent, on the Hawk 4 and applications of gyrodyne technology.

         Comparing the three months ended December 31, 2004 to the three months ended December 31, 2003, general and administrative expenses increased to $386,000 from $326,000. Comparing the six months ended December 31, 2004 to the six months ended December 31, 2003, general and administrative expenses increased to $805,000 from $711,000. The increase in the current fiscal year is due primarily to the addition of personnel and expenses supporting the sales and manufacturing of the SparrowHawk.

         Other Income and Expenses

         Comparing the three months ended December 31, 2004 to the three months ended December 31, 2003, related party interest income increased by $1,000. Comparing the six months ended December 31, 2004 to the six months ended December 31, 2003, related party interest income also increased by $1,000.

         Comparing the three months ended December 31, 2004 to the three months ended December 31, 2003, interest and other income decreased to $3,000 from $11,000. Comparing the six months ended December 31, 2004 to the six months ended December 31, 2003, interest and other income decreased to $11,000 from $24,000. These decreases were due to the gain on sale of assets recorded in the prior year.

         Interest expense for the three months ended December 31, 2004 compared to the three months ended December 31, 2003 decreased to $387,000 from $418,000. Interest expense for the six months ended December 31, 2004 compared to the six months ended December 31, 2003 decreased to $705,000 from $904,000. These decreases in the current fiscal year were due primarily to the expense incurred in the prior fiscal year on the issuance of stock options and warrants to lenders in connection with new debt or debt extensions, net of the effect of current fiscal year additions to debt.

         Comparing the three months ended December 31, 2004 to the three months ended December 31, 2003, Series B Preferred Stock interest expense decreased to $1,839,000 from $1,926,000. Comparing the six months ended December 31, 2004 to the six months ended December 31, 2003, Series B Preferred Stock interest expense decreased to $3,453,000 from $4,935,000. From February 2002 through October 2003, the original redemption date, substantially more accretion was included in Series B Preferred Stock interest expense, including an anticipated 25% premium over the stated redemption value. The premium was anticipated because the Company assumed payment of the redemption price and all accrued and unpaid dividends would be made in unrestricted, registered shares of common stock of the Company, an payment option available to the Company that triggered the 25% premium. In October 2003, the Company and the holders of the shares of Series B Preferred Stock agreed to extend the redemption date to October 31, 2005 and to certain other modifications of the terms of the Series B Preferred Stock, including the elimination of the option to redeem the shares of Series B Preferred Stock with shares of common stock of the Company. With the elimination of this redemption option, the Company discontinued accretion of the anticipated premium, and recorded a contribution to capital for the amount of the accretion of the premium recorded prior to the extension and modifications. As a result, the Series B Preferred Stock interest expense during the three months and six months ended December 31, 2004 was substantially less than the expense recorded in the comparable periods in the prior fiscal year.

         Net Loss

         During the three months and six months ended December 31, 2004, the Company continued to record losses as it continued the transition toward full marketing and manufacturing of the SparrowHawk gyroplane series and, to a lesser extent, continued research and development activities on the Hawk 4 and gyrodyne technologies and opportunities. For the three months ended December 31, 2004, the loss from operations was $1,019,000 compared to the loss from operations of $673,000 for the three months ended December 31, 2003. For the six months ended December 31, 2004, the loss from operations was $1,917,000 compared to the loss from operations of $1,514,000 for the six months ended December 31, 2003. The increase in the loss from operations in the current fiscal year resulted from negative gross margins on revenues and increases in operating costs and expenses as described above. The net loss for the three months ended December 31, 2004 was $3,238,000 compared to $3,003,000 in the three months ended December 31 2003. The net loss for the six months ended December 31, 2004 was $6,058,000 compared to $7,324,000 in the six months ended December 31 2003. The decrease in the net loss for the first six months of the current fiscal year compared to the comparable period in the prior fiscal year resulted primarily from the decrease in interest expense and the Series B Preferred Stock interest expense, offset by increases in operating costs and expenses, as described above.

Liquidity and Capital Resources

         The Company has entered the home built market with its SparrowHawk two-seat gyroplane. Customers in this market typically make substantial advance down payments on product orders, which has contributed and will continue to contribute to operating cash flows of the Company. Furthermore, the Company is continuing the process of setting up an extensive American Autogyro dealer network for the sale and product support of SparrowHawk kits. Fees from dealership sales and advance customer deposits for future deliveries of SparrowHawk kits are contributing significantly to the Company's cash flow. At December 31, 2004, advance deposits from American Autogyro customers amounted to $647,000, which are included in the condensed consolidated balance sheet as deferred revenue.

         Following the economic downturn of 9/11 and its impact on the aerospace industry, the Company's fund-raising activities in the venture capital market were seriously impaired, resulting in active development of its Hawk 4 gyroplane for commercial certification being deferred. The Company, however, continues to actively seek sales and funding for government and public use applications of the Hawk 4 as well as for the SparrowHawk.

         In the face of continuing fund-raising difficulties, in fiscal years 2002 and 2003, the Company successfully approached many of its principal vendors requesting that they accept a stretching out of payments beyond their normal terms. As a result, the Company is servicing much of its pre-November 2001 obligations to vendors utilizing a combination of repayment plans, which include monthly payments for smaller vendor liabilities and promissory notes for larger vendor liabilities. As of December 31, 2004, the Company was delinquent in making payments on substantially all promissory notes to vendors, which totaled $598,000. The Company continues ongoing negotiations with these vendors and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action. The Company intends to repay in full all vendors, including interest where applicable. The Company is also delinquent in making payments on capital lease obligations of $660,000, other notes payable totaling $1,338,000, and accrued interest payable on debt of $301,000, and has once again fallen behind in payments of payroll tax and other payroll related obligations of approximately $228,000 to Federal and state government agencies. The Company may be subject to penalties on these late payroll taxes.

         Net cash used in operating activities was $1,277,000 for the six months ended December 31, 2004 compared to $2,200,000 for the six months ended December 31, 2003. In the six months ended December 31, 2003, the Company reduced accounts payable and also paid significant amounts of accrued expenses from the proceeds of the issuance of Series B preferred stock, which resulted in more cash used in operating activities in the prior year. Also contributing to the increase in cash used in operating activities during first six months of the current fiscal year was an increase in accounts payable and accrued expenses compared to the prior year six month period. The Company also had a reduction in inventories during the six months ended December 31, 2004, which also decreased the net cash used in operating activities in the current year.

         The Company has funded losses from operations in the current year primarily from the issuance of debt and the sale of the Company's restricted common stock in private placement transactions. Net cash provided by financing activities for the six months ended December 31, 2004 was $1,278,000, comprised primarily of a net increase in debt of $393,000 and net proceeds from the issuance of common stock of $869,000. Net cash provided by financing activities for the six months ended December 31, 2003 was $2,813,000, comprised of a net increase in debt of $301,000, net proceeds from the issuance of common stock of $512,000, and $2,000,000 proceeds from the issuance of Series B preferred stock. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.

         Operating revenues from the sale of SparrowHawk kit gyroplanes are not currently sufficient, nor will they be sufficient in the near future to cover operating expenses for the following reasons:

         o To date, the Company has experienced a negative gross profit on sales because of the nonrecurring and "learning curve" costs that are normally experienced in the production of a new product.

         o The Company projects the negative gross profit on sales will continue for the remainder of fiscal year 2005.

         o Marketing and sales efforts continue, but the number of SparrowHawk kits sold is below expectations, due in part to lack of funding to purchase raw materials and parts and to pay for increased marketing efforts.

         The Company will continue to explore larger, untapped markets for fully assembled SparrowHawk gyroplane aircraft, including law enforcement agencies both in the United States and overseas using the SparrowHawk as a surveillance aircraft. The Company believes the margins on these completed aircraft will be substantially higher than on kit gyroplanes. However, through the date of this filing, no sales of fully assembled SparrowHawk gyroplane aircraft to law enforcement agencies have occurred.

         The Company does not expect revenues from the sale of Hawk 4 gyroplanes will be realized until the Company completes the FAA or equivalent international certification of the aircraft. Currently, the Company estimates that approximately $40 million and a two to three year period will be required to complete the certification. The Company is in discussions with parties that have expressed interest in funding the completion of the certification and commencing the production of the Hawk 4 gyroplane. These discussions are ongoing, and the Company is not in a position to conclude how likely a favorable outcome to these opportunities is. If one or more of these funding transactions is completed, the Company believes there will be sufficient working capital to fund operating deficits for the remainder of fiscal year 2005 and for the next 2 to 3 years. In addition, with the announcement of such a funding source, the Company believes prospects will improve to raise equity capital from other sources to fund operations and meet debt obligations. Because of ongoing research and development efforts and the projected costs of certification, the Company does not project that it will have net income or positive cash flows from operations until FAA certification is obtained and sales of Hawk 4 gyroplanes reach planned levels.

         The Company does not anticipate that operating costs of personnel, facilities, research and development and sales and marketing will decrease from levels reported for fiscal year 2004, and may increase.

         At December 31, 2004, the Company had a working capital deficiency of $14,837,000 and a stockholders' deficit of $47,215,000. At December 31, 2004, the Company had a bank overdraft of $16,000.

         There can be no guarantee or assurance that the Company will be successful in its ability to generate revenue or to raise capital at favorable rates or at all.

         In connection with the extension of the redemption date of the original issuance of the Company's Series B 15% Preferred Stock and the sale of 8,000 shares of the Series B 15% Preferred Stock during the second quarter of fiscal year 2004, the Company's Articles of Incorporation were amended to require that all redemptions of the Series B 15% Preferred Stock be paid in cash. The Articles of Incorporation were also amended to define the maturity date as the first to occur of (a) October 31, 2005, (b) the occurrence of a defined "liquidation event", or (c) the date that is six months following the receipt by the Company or its affiliates of proceeds from one or more financing transactions in excess of $50 million. In addition, the amended Articles of Incorporation require pro rata redemptions of the Series B 15% Preferred Stock with the proceeds of certain financing transactions that exceed $20 million in the aggregate. As a result, if the Company is successful in raising the levels of funding that it requires to bring its obligations current and fund its planned operations, significant portions of this funding will be required to make redemption payments on the Series B 15% Preferred Stock in advance of the original October 31, 2005 maturity date. At December 31, 2004 the recorded value of the Series B 15% Preferred Stock was $28,459,000.

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

         Revenue Recognition - The Company recognizes revenues from goods and services when there is a binding agreement, the product has been completely shipped or service has been provided, collection is reasonably assured, and the Company has no significant obligations remaining. Therefore, revenues from the sale of SparrowHawk gyroplane kits are not recorded until complete kits have been delivered and collection of remaining amounts due from customers is reasonably assured.

         Financial Instruments with Characteristics of Both Liabilities and Equity - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The statement was effective on July 1, 2003 for financial instruments entered into or modified after May 31, 2003, and otherwise effective for existing financial instruments entered into before May 31, 2003. The adoption of SFAS No. 150 resulted in the reporting of the Company's Series B 15% Preferred Stock and a put option obligation as long-term liabilities. The carrying value of the Series B 15% Preferred Stock was the same before and after adoption of SFAS No. 150, and therefore no cumulative effect adjustment was required.

         Put Option Liability - To comply with SFAS No. 150, the Company estimated the fair value of the put option liability at $1,544,000 at December 31, 2004 using the Black-Scholes option-pricing model. Until the obligation is satisfied, the Company will continue to use this methodology to periodically reassess the fair value of the put option liability to determine if the carrying value of the liability in the consolidated financial statements requires adjustment. Changes in the assumptions used in the option-pricing model, including the market price of the Company's common stock and risk-free interest rates, may result in fluctuations in the estimated fair value and carrying value of the put option liability.

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

Item 3.  Controls and Procedures

         (A) Evaluation of disclosure controls and procedures

         An evaluation was carried out under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. The Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were deficient.

         In connection with the audit of the Company's consolidated financial statements for the year ended June 30, 2004, management and the Company's independent auditors identified certain material weaknesses in the Company's internal control over the financial reporting process pertaining to the timely evaluation and recording of transactions related to the Company's Series B 15% Preferred Stock and the Company's put option liability. The Company recorded adjusting entries in the fourth quarter of its fiscal year ended June 30, 2004 to correct errors in the second and third quarters of fiscal year 2004 related these financial statement items. Subsequently, the Company has restated the condensed consolidated statements of operations for the three months and the six months ended December 31, 2003 and the condensed consolidated statement of cash flows for the six months ended December 31, 2003 included for comparison purposes in this filing to reflect the correcting entries in the appropriate interim periods of the prior fiscal year. See Note 2 to the Condensed Consolidated Financial Statements.

         During the first six months of fiscal year 2005, the Company has continued to implement changes to improve its internal controls over financial reporting. These changes include, among other procedures, more comprehensive documentation of accounting policies and procedures, implementation of analytical review procedures, schedules and checklists for the preparation of interim and annual financial statements, and executive level review of journal entries.

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

         The Company is subject to various claims and legal actions arising in the ordinary course of business, including certain matters relating to past due amounts payable to creditors. The past due amounts are recorded as liabilities in the Company's condensed consolidated balance sheet, and management of the Company believes that the amount, if any, that may result from other claims will not have a material adverse effect on the condensed consolidated financial statements.


Item 2.  Changes in Securities and Use of Proceeds

         During the six months ended December 31, 2004, the Company issued a total of 4,894,859 shares of its restricted Rule 144 common stock, primarily to accredited investors in transactions exempt from registration. These shares were issued generally at a price of $.20 per share through private placement offerings in reliance upon the exemption from registration contained in Rule 506 of Regulation D. The shares were issued for the following consideration:
4,377,500 shares for cash of $875,000; 4,500 shares in payment of finders' compensation on the sale of common stock; 183,750 shares in payment of accounts payable of $37,000; 97,625 shares in payment of accrued expenses of $20,000; 100,000 shares in payment of prepaid consulting of $20,000; 65,109 shares in payment of interest expense of $13,000; and 66,375 shares for the return of $13,000 of deposits. In addition, cash finders' compensation on the sale of common stock totaled $6,000. The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

         The Company has generally placed a value of $.20 per share on the non-cash transactions where shares of the Company's restricted common stock have been issued in payment of goods and services, reduction of debt and other purposes. The Company believes, based on the many cash sales of the Company's restricted common stock during the six months ended December 31, 2004, all at $.20 per share, that $.20 per share is an appropriate value per share to use for issuances of restricted common shares in non-cash transactions. The $.20 per share also approximated the quoted market price of the Company's common stock during the six-month period.

         During the six months ended December 31, 2004, the Company issued a total of 16,302,500 stock options: 11,525,000 options to employees under the Company's ISO 2000 stock option plan with exercise prices of $.25 to $1.00 per share exercisable for periods of 5 to 7 years; 4,177,500 options to investors in connection with the sale of common stock of the Company with exercise prices of $.20 to $.25 per share exercisable for periods of 1 to 2 years; and 600,000 options as a loan origination fee to a lender with an exercise price of $.20 per share exercisable for a period of 3 years.

Item 3.  Defaults Upon Senior Securities

         The Company is current on its obligations pertaining to the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock. However, as more fully discussed under "Liquidity and Capital Resources" above, the Company is delinquent in making payments on notes payable to vendors totaling $598,000, capital lease obligations of $660,000, other notes payable totaling $1,338,000, and $301,000 of accrued interest payable on debt.


Item 4.  Submission of Matters to a Vote of Security Holders

         On October 8, 2004, pursuant to the joint written consent of the Board of Directors of the Company and the combined majority of holders of the Company's common stock and holders of the Company's Series A Preferred Stock entitled to vote together on such matters as one class (the "Majority Stockholders") in lieu of a special meeting of the stockholders, the following actions were approved:

         o The Company amended its articles of incorporation to increase the number of authorized shares of common stock from two hundred million (200,000,000) shares to five hundred million (500,000,000) shares.

         o The Company amended its 2000 Stock Option Plan to increase the number of shares of common stock available for issuance under the Plan from thirty million (30,000,000) shares to sixty million (60,000,000) shares.

         The Majority Stockholders cast a total of 153,423,400 votes in favor of the actions.

         An Information Statement pursuant to Section 14 of the Securities Exchange Act of 1934 was filed with the Securities and Exchange Commission and mailed to the stockholders of the Company on December 10, 2004 to notify stockholders of record as of October 8, 2004 of these actions.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits (filed with this report unless indicated below)

         Exhibit 3.1 Amendment to Second Restated Articles of Incorporation of Groen Brothers Aviation, Inc. {1}

         Exhibit 3.2 Second Amendment to Second Restated Articles of Incorporation of Groen Brothers Aviation, Inc. {1}

         Exhibit 3.3 Third Restated Articles of Incorporation of Groen Brothers Aviation, Inc. {2}

         Exhibit 3.4 Amendment to Third Restated Articles of Incorporation of Groen Brothers Aviation, Inc.

         Exhibit 10.1 Amendment to the Common Stock Purchase Agreement Dated November 7, 2000 {2}

         Exhibit 11            Statement re computation of per share earnings
                               {3}

         Exhibit 19.1 Notice of Action to be Taken Pursuant to the Joint Written Consent of the Board of Directors and Majority Stockholders in Lieu of a Special Meeting of the Stockholders {4}

         Exhibit 31.1 Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 31.2 Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.1 Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.1 Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  {1} Filed as exhibits to the Company's report on Form 10-QSB for the quarter ended December 31, 2003 and incorporated herein by reference.

                  {2} Filed as exhibits to the Company's report on Form 10-KSB for the year ended June 3, 2004 and incorporated herein by reference.

                  {3} Information included in Notes to Condensed Consolidated Financial Statements filed with this report.

                  {4} Included in Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 10, 2004 and incorporated herein by reference.


         (b) Reports on Form 8-K.

                  A current report on Form 8-K was filed on November 4, 2004 reporting the merger of American Autogyro, Inc. into Groen Brothers Aviation USA, Inc., both wholly owned subsidiaries of the Company.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             GROEN BROTHERS AVIATION, INC.


                             By: /s/ David Groen
                             -------------------
                             David Groen, President and Chief Executive Officer
                            (Principal Executive Officer)

                             Date: February 18, 2005

                             By: /s/ Dennis P. Gauger
                             ------------------------
                             Dennis P. Gauger, Chief Financial Officer and Secretary
                             (Principal Financial and Accounting Officer)

                             Date: February 18, 2005