Form 10QSB
period 2005-03-31
GROEN BROTHERS AVIATION INC /UT/
filed 2005-05-16
CIK 870743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005


                          Commission file number 018958

                          GROEN BROTHERS AVIATION, INC.
             (Exact name of registrant as specified in its charter)

                   Utah                                        87-0489865
------------------------------                               -----------------
State or other jurisdiction of                                I.R.S. Employer
Incorporation or organization                                 Identification No.


2640 W. California Ave., Suite A
Salt Lake City, Utah                                              84104
---------------------------------                               ---------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                     Outstanding at March 31, 2005
--------------------------                         -----------------------------
Common Stock, No Par Value                                 126,702,922

Transitional Small Business Disclosure Format  Yes  [   ]   No  [X]

                          GROEN BROTHERS AVIATION, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet, March 31, 2005 (unaudited).................2

         Condensed Consolidated Statements of Operations for the Three Months
            ended March 31, 2005 and 2004 (unaudited).....................................3

         Condensed Consolidated Statements of Operations for the Nine Months
            ended March 31, 2005 and 2004 (unaudited).....................................4

         Condensed Consolidated Statements of Cash Flows for the Nine Months
            ended March 31, 2005 and 2004 (unaudited).....................................5

         Notes to Condensed Consolidated Financial Statements.............................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................................19

Item 3.  Controls and Procedures.........................................................28


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................29

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....................29

Item 3.  Defaults Upon Senior Securities.................................................30

Item 4.  Submission of Matters to a Vote of Security Holders.............................30

Item 5.  Other Information...............................................................30

Item 6.  Exhibits and Reports on Form 8-K................................................30

SIGNATURES...............................................................................32


PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                          GROEN BROTHERS AVIATION, INC.
                Condensed Consolidated Balance Sheet (Unaudited)
                                 March 31, 2005
Assets
------

Current assets:
   Cash                                                            $    331,000
   Accounts receivable                                                   24,000
   Related party notes receivable                                        36,000
   Prepaid expenses                                                       4,000
   Inventories                                                          435,000
                                                            --------------------

   Total current assets                                                 830,000

Property and equipment, net                                             254,000
                                                            --------------------

   Total assets                                                   $   1,084,000
                                                            ====================

Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:
   Accounts payable                                                $    796,000
   Accrued expenses                                                   7,770,000
   Deferred revenue                                                     632,000
   Short-term notes payable                                             680,000
   Related party notes payable                                        6,209,000
   Put option liability                                               1,507,000
                                                            --------------------

   Total current liabilities                                         17,594,000

Long-term liabilities:
   Deferred revenue                                                      25,000
   Long-term debt                                                       461,000
   Deposits                                                           2,145,000
   Series B 15% cumulative redeemable
      non-voting preferred stock, no par
      value, 50,000,000 shares authorized,
      33,927 shares issued and outstanding                           30,569,000
                                                            --------------------

   Total liabilities                                                 50,794,000
                                                            --------------------

Stockholders' deficit:
   Series A convertible preferred stock,
      no par value, 50,000,000 shares
      authorized, 1,400,000 shares issue
      and outstanding                                                    70,000
   Common stock, no par value, 500,000,000
      shares authorized, 126,702,922
      shares issued and outstanding                                  22,879,000
   Accumulated deficit                                              (72,659,000)
                                                            --------------------

   Total stockholders' deficit                                      (49,710,000)
                                                            --------------------

   Total liabilities and stockholders' deficit                    $   1,084,000
                                                            ====================

     See accompanying notes to condensed consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
           Condensed Consolidated Statements of Operations (Unaudited)
                          Three Months Ended March 31,


                                                                     2004
                                                   2005            As Restated

Revenues                                        $   237,000          $   30,000
                                             ---------------- ------------------

Costs and expenses:
   Cost of sales                                    299,000              13,000
   Research and development                         614,000             620,000
   General and administrative expenses              517,000             449,000
                                             ---------------- ------------------

   Total costs and expenses                       1,430,000           1,082,000
                                             ---------------- ------------------

   Loss from operations                          (1,193,000)         (1,052,000)
                                             ---------------- ------------------

Other income (expense):
   Related party interest income                      1,000               3,000
   Interest and other income                          7,000              38,000
   Interest expense                                (234,000)           (252,000)
   Series B preferred stock interest expense     (2,110,000)         (1,276,000)
                                             ---------------- ------------------

   Total other income (expense)                  (2,336,000)         (1,487,000)
                                             ---------------- ------------------

Loss before income taxes                         (3,529,000)         (2,539,000)

Income tax benefit                                        -                  -
                                             ---------------- ------------------

Net loss                                      $  (3,529,000)       $ (2,539,000)
                                             ================ ==================

Net loss applicable to common stockholders    $  (3,529,000)       $ (2,539,000)


Net loss per share - basic and diluted        $       (0.03)       $      (0.02)
                                             ================ ==================

Weighted average number of common shares
   outstanding - basic and diluted               117,365,000         105,751,000
                                             ================ ==================


     See accompanying notes to condensed consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
           Condensed Consolidated Statements of Operations (Unaudited)
                           Nine Months Ended March 31,


                                                                      2004
                                                   2005             As Restated

Revenues                                       $   597,000         $   117,000
                                             --------------- -------------------

Costs and expenses:
   Cost of sales                                   712,000              81,000
   Research and development                      1,673,000           1,442,000
   General and administrative expenses           1,322,000           1,160,000
                                             --------------- -------------------

   Total costs and expenses                      3,707,000           2,683,000
                                             --------------- -------------------

   Loss from operations                         (3,110,000)         (2,566,000)
                                             --------------- -------------------

Other income (expense):
   Related party interest income                     7,000               8,000
   Interest and other income                        18,000              62,000
   Interest expense                               (939,000)         (1,156,000)
   Series B preferred stock interest expense    (5,563,000)         (6,211,000)
                                             --------------- -------------------

   Total other income (expense)                 (6,477,000)         (7,297,000)
                                             --------------- -------------------

Loss before income taxes                        (9,587,000)         (9,863,000)

Income tax benefit                                       -                  -
                                             --------------- -------------------

Net loss                                     $  (9,587,000)       $ (9,863,000)
                                             =============== ===================

Issuance of put option                       $           -        $ (1,448,000)
                                             =============== ===================

Net loss applicable to common stockholders   $ (9,587,000)        $(11,311,000)
                                             =============== ===================


Net loss per share - basic and diluted       $       (0.08)       $      (0.11)
                                             =============== ===================

Weighted average number of common shares
   outstanding - basic and diluted              114,621,000          99,584,000
                                             =============== ===================


     See accompanying notes to condensed consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                           Nine Months Ended March 31,

                                                                                             2004
                                                                          2005            As Restated
                                                                        -------------     ------------
Cash flows from operating activities:
   Net loss                                                             $ (9,587,000)     $ (9,863,000)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization expense                                   89,000           110,000
      Common stock issued for interest expense                                13,000           120,000
      Stock options issued for interest and consulting expenses               80,000           275,000
      Interest expense accrued on Series B preferred stock                 5,563,000         6,211,000
      Common stock issued for services                                         7,000           103,000
      Common stock issued for 401(k) expense                                  88,000                 -
      Interest expense on put option liability                                59,000                 -
      Accrued interest expense added to debt principal                        49,000            23,000
      Other                                                                    2,000           (27,000)
      (Increase) decrease in:
         Accounts receivable                                                  (7,000)            4,000
         Prepaid expenses                                                          -             4,000
         Inventories                                                          53,000          (521,000)
      Increase (decrease) in:
         Accounts payable                                                      3,000          (327,000)
         Accrued expenses                                                  1,463,000           108,000
         Deferred revenue                                                     20,000           586,000
         Deposits                                                                  -           (19,000)
                                                                      ---------------- -----------------

   Net cash used in operating activities                                  (2,105,000)       (3,213,000)
                                                                      ---------------- -----------------

Cash flows from investing activities:
   Purchase of property and equipment                                        (30,000)           (6,000)
   Proceeds from the sale of assets                                                -            17,000
   Issuance of related party notes receivable                                      -           (23,000)
   Payments of related party notes receivable                                 89,000                 -
                                                                      ---------------- -----------------

   Net cash provided by (used in) investing activities                        59,000           (12,000)
                                                                      ---------------- -----------------

Cash flows from financing activities:
   Proceeds from the issuance of debt                                        611,000           507,000
   Repayment of debt                                                         (53,000)         (185,000)
   Proceeds from the issuance of Series B preferred stock                          -         2,000,000
   Proceeds from the issuance of common stock                              1,806,000         1,005,000
   Payment of finders' compensation on issuance of common stock              (14,000)          (29,000)
                                                                      ---------------- -----------------

   Net cash provided by financing activities                               2,350,000         3,298,000
                                                                      ---------------- -----------------

Net increase in cash                                                         304,000            73,000
Cash, beginning of period                                                     27,000             4,000
                                                                      ---------------- -----------------

Cash, end of period                                                       $  331,000         $  77,000
                                                                      ================ =================



     See accompanying notes to condensed consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended March 31, 2005 (Unaudited)



Note 1:  Organization and Basis of Presentation

         Organization and Consolidation

         Effective November 1, 2004, Groen Brothers Aviation, Inc. (the "Company") merged American Autogyro, Inc. ("AAI"), a wholly owned subsidiary, into Groen Brothers Aviation USA, Inc. ("GBA-USA"), a wholly owned subsidiary. GBA-USA will continue the manufacturing, sales and marketing functions of AAI's SparrowHawk gyroplane. GBA-USA will be doing business as (d.b.a.) American Autogyro for all of its SparrowHawk operations.

         The unaudited condensed consolidated financial statements include the accounts of the Company and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for the three months and nine months ended March 31, 2005 and 2004. The results of operations for the three months and nine months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2005.

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

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended March 31, 2005 (Unaudited)



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

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended March 31, 2005 (Unaudited)



         In October 2003, the Company and the holders of the Series B 15% Preferred Stock agreed to certain modifications to the features of the Series B 15% Preferred Stock, including the elimination of the Company's option to pay the redemption price in shares of its common stock and requiring the redemption price to be paid in cash. With the elimination of the option to redeem the Series B 15% Preferred Stock with shares of the Company's common stock, the Company discontinued accretion of the anticipated premium, and recorded a contribution to capital for the amount of the accretion of the premium recorded prior to the modification of the features of the Series B 15% Preferred Stock and eliminated the accretion of the premium that had been recorded subsequent to the modification. The result was an increase to common stock and a decrease to the Series B 15% Preferred Stock in the amount of $4,844,000 in October 2003, and a correction to reduce the related interest expense by $283,000 during the three months ended March 31, 2004 and by $478,000 during the nine months ended March 31, 2004.

         Put Option Liability

         During the three months ended December 31, 2003, certain amendments were made to the Common Stock Purchase Agreement Dated November 7, 2002 whereby the Company extended the dates to which the stockholder can exercise a put option and the Company can exercise the option to redeem, and increased both the put prices and the optional redemption prices. These amendments resulted in this agreement being subject to the accounting requirements of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which was effective for periods beginning after June 15, 2003. Pursuant to SFAS No. 150, the Company estimated the value of its obligation under the put option at $1,448,000 at June 30, 2004 using the Black-Scholes option pricing model. This obligation was recorded in the fourth quarter of fiscal year 2004 as a long-term liability in the Company's consolidated balance sheet at June 30, 2004, with a corresponding reduction of common stock of $1,448,000. The recorded value of the put option liability of $1,448,000 was included in the net loss applicable to common stockholders for the year ended June 30, 2004. This recorded value of $1,448,000 should have been recorded in the three months ended December 31, 2003 and the nine months ended March 31, 2004.

         Restatement

         Consequently, the Company has restated the condensed consolidated statements of operations for the three months and the nine months ended March 31, 2004 and the condensed consolidated statement of cash flows for the nine months ended March 31, 2004 to reflect the correcting entries related to the Series B 15% Preferred Stock and to the put option liability in the appropriate interim periods of the prior fiscal year. The Company has also restated the prior year condensed consolidated statements of operations to exclude the shares of common stock issued as collateral for notes payable from the computation of weighted average common shares outstanding during the period (see Note 3).

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended March 31, 2005 (Unaudited)




         The net effect of these adjustments for the three months and nine months ended March 31, 2004 is as follows:


                                                           Three Months          Nine Months
                                                       -------------------------------------------
Net loss as originally reported                               $  (2,822,000)      $  (10,341,000)

Reduction in interest expense resulting from
   adjustments to Series B 15% Preferred Stock                      283,000              478,000
                                                       -------------------------------------------

Net loss as adjusted                                          $  (2,539,000)       $  (9,863,000)
                                                       ===========================================

Adjustment to put option liability                            $           -        $  (1,448,000)
                                                       -------------------------------------------

Net loss applicable to common stockholders
   as adjusted                                                $  (2,539,000)       $ (11,311,000)
                                                       ===========================================

Net loss per share - basic and diluted:
   As originally reported                                            $(0.03)              $(0.10)
   As adjusted                                                       $(0.02)              $(0.11)

Weighted average common and common equivalent shares - basic and diluted:
   As originally reported                                       111,403,000          105,236,000
   As adjusted                                                  105,751,000           99,584,000


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

         The calculation of weighted average number of common shares outstanding excludes common shares that have been issued as collateral for certain notes payable. These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time. The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full. At March 31, 2005, the Company had issued 5,750,000 shares of common stock as collateral.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended March 31, 2005 (Unaudited)


Note 4:  Reclassifications

         Certain amounts in the financial statements for the three months and nine months ended March 31, 2005 have been reclassified to conform with the current period presentation.


Note 5:  Stock Based Compensation

         Stock-Based Compensation - For stock options granted to employees, the Company utilizes the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123 as applicable. Accordingly, no compensation cost has been recognized in the condensed consolidated financial statements for stock options granted to employees. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as indicated below:

                                                                             Three Months Ended
                                                                                  March 31,
                                                                                             2004
                                                                           2005           As Restated
                                                                    --------------------------------------

    Reported net loss applicable to common stockholders                 $  (3,529,000)     $  (2,539,000)

    Deduct: Total stock-based employee compensation
       determined under fair value based method, net of
       related tax effects                                                    (88,000)           (34,000)
                                                                    --------------------------------------

    Pro forma net loss                                                  $  (3,617,000)     $  (2,573,000)
                                                                    ======================================

    Basic and diluted loss per share:
             As reported                                                $       (0.03)     $       (0.02)
                                                                    ======================================

             Pro forma                                                  $       (0.03)     $       (0.02)
                                                                    ======================================

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended March 31, 2005 (Unaudited)


                                                                              Nine Months Ended
                                                                                  March 31,
                                                                                             2004
                                                                           2005           As Restated
                                                                    --------------------------------------

    Reported net loss applicable to common stockholders                 $  (9,587,000)     $ (11,311,000)

    Deduct: Total stock-based employee compensation
       determined under fair value based method, net of
       related tax effects                                                 (1,200,000)        (1,847,000)
                                                                    --------------------------------------

    Pro forma net loss                                                  $ (10,787,000)     $ (13,158,000)
                                                                    ======================================

    Basic and diluted loss per share:
             As reported                                                $       (0.08)     $       (0.11)
                                                                    ======================================

             Pro forma                                                  $       (0.09)     $       (0.13)
                                                                    ======================================


         Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal periods beginning after June 15, 2005 (December 15, 2005 for small business issuers), however, the Securities and Exchange Commission has deferred this date for public companies. The new rule allows companies to implement FAS No. 123(R) at the beginning of their next fiscal year. This means that the Company will be required to implement FAS No. 123(R) no later than the quarter beginning July 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on July 1, 2006. The impact on the Company's financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. However, the Company believes the adoption of FAS No. 123(R) may have a material effect on the Company's financial position and results of operations.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended March 31, 2005 (Unaudited)



Note 6:  Inventories:

         Inventories consisted of the following at March 31, 2005:


         Raw materials and parts                                   $   216,000
         Work-in-process                                               219,000
                                                           --------------------

         Total                                                     $   435,000
                                                           ====================


Note 7:  Accrued Expenses:

         Accrued expenses consisted of the following at March 31, 2005:


         Compensation and related taxes                            $ 4,052,000
         Related party interest                                      3,192,000
         Interest                                                      294,000
         Consulting fees                                                84,000
         Finders' compensation                                          66,000
         Royalties to related parties                                   10,000
         Other                                                          72,000
                                                           --------------------

         Total                                                     $ 7,770,000
                                                           ====================

         Included in accrued compensation and related taxes payable at March 31, 2005 is $2,888,000 in deferred compensation to officers and directors of the Company. In addition to cash compensation, the Company has a deferred compensation arrangement for certain of its senior executive officers that accrues additional salary. The deferred compensation is payable in part or in whole only by resolution of the Company's Board of Directors. Through March 31, 2005, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments would be prudent in light of the Company's financial condition and availability of cash. In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum. The accrual of interest was discontinued on July 1, 2004. At March 31, 2005, accrued related party interest included $402,000 of interest payable on the deferred compensation.

         In addition to the interest payable on the deferred compensation, accrued related party interest payable is comprised of interest expense payable on notes payable to related parties, consisting primarily of stockholders of the Company.

         The Company is delinquent in payment of calendar year payroll tax obligations of approximately $227,000, and may be subject to penalties on these late payroll taxes. The Company has not accrued for potential penalties on the payroll tax obligations at March 31, 2005.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended March 31, 2005 (Unaudited)


Note 8: Debt

         Short-term notes payable at March 31, 2005 include notes payable to vendors of $598,000, substantially all of which is technically in default. The Company continues ongoing negotiations with the vendors and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

         Substantially all related party notes payable and long-term debt at March 31, 2005 was payable to stockholders of the Company who are considered related parties. The Company is also delinquent in making payments on capital lease obligations of $660,000 and other notes payable totaling $1,335,000 included in related party notes payable.

         The Company is also delinquent on making payments of accrued interest payable on debt of $336,000, substantially all of which is payable to related parties.


Note 9:  Deposits

         Deposits consist of amounts received from the Company's authorized dealers on aircraft in anticipation of full-scale production of the Company's Hawk 4 gyroplane. The deposit guarantees a delivery sequence number and represents a percentage of the total estimated purchase price. The Company has also issued common stock to dealers as partial consideration for the delay in the certification of the Hawk 4 gyroplane. These costs have been charged to interest expense as incurred. The dealers have been given the opportunity to convert a portion of their deposits into shares of the Company's restricted common stock. The Company continues its efforts to obtain the funding to complete the certification of the Hawk 4. Once such funding is obtained, the Company estimates the certification process will require two to three years to complete. Because of the long-term prospects of obtaining the funding and completing the certification, dealer deposits have been recorded as long-term liabilities.


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

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended March 31, 2005 (Unaudited)



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

         This obligation is recorded as a current liability of $1,507,000 in the condensed consolidated balance sheet of the Company as of March 31, 2005. Until the obligation is satisfied, the Company will continue to use the Black Scholes option pricing model to periodically reassess the fair value of the put option liability to determine if the carrying value of the liability in the consolidated financial statements requires adjustment. Changes in the assumptions used in the option-pricing model, including the market price of the Company's common stock and risk-free interest rates, may result in fluctuations in the estimated fair value and carrying value of the put option liability.


Note 11:  Preferred Stock

         Series B 15% Preferred Stock

         In connection with the extension of the redemption date of the original issuance of the Company's Series B 15% Preferred Stock to October 15, 2004 and the sale of 8,000 shares of the Series B 15% Preferred Stock during the second quarter of fiscal year 2004, the Company's Articles of Incorporation were amended to require that all redemptions of the Series B 15% Preferred Stock be paid in cash. The Articles of Incorporation were also amended to define the maturity date as the first to occur of (a) October 31, 2005, (b) the occurrence of a defined "liquidation event", or (c) the date that is six months following the receipt by the Company or its affiliates of proceeds from one or more financing transactions in excess of $50 million. In addition, the amended Articles of Incorporation require pro rata redemptions of the Series B 15% Preferred Stock with the proceeds of certain financing transactions that exceed $20 million in the aggregate. As a result, if the Company is successful in raising the levels of funding that it requires to bring its obligations current, fund its planned operations, and complete aircraft certification requirements for its Hawk 4 gyroplane, significant portions of this funding may be required to make redemption payments on the Series B 15% Preferred Stock in advance of the October 31, 2005 maturity date. At March 31, 2005, the recorded value of the Series B 15% Preferred Stock was $30,569,000.

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

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended March 31, 2005 (Unaudited)



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

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended March 31, 2005 (Unaudited)



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

         During the nine months ended March 31, 2005, the Company issued a total of 10,264,179 shares of its restricted Rule 144 common stock, primarily to accredited investors in transactions exempt from registration. These shares were issued generally at a price of $.20 per share through private placement offerings in reliance upon the exemption from registration contained in Rule 506 of Regulation D. The shares were issued for the following consideration:
9,032,080 shares for cash of $1,806,000; 5,750 shares in payment of finders' compensation on the sale of common stock; 240,000 shares in payment of accounts payable of $48,000; 278,875 shares in payment of accrued expenses of $53,000; 440,990 shares in payment of the Company's matching contribution to its 401(k) plan of $88,000; 35,000 shares in payment of consulting services of $7,000; 100,000 shares in payment of prepaid consulting of $20,000; 65,109 shares in payment of interest expense of $13,000; and 66,375 shares for the return of $13,000 of deposits. In addition, cash finders' compensation on the sale of common stock totaled $14,000. The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

         The Company has generally placed a value of $.20 per share on the non-cash transactions where shares of the Company's restricted common stock have been issued in payment of goods and services, reduction of debt and other purposes. The Company believes, based on the many cash sales of the Company's restricted common stock during the nine months ended March 31, 2005, all at $.20 per share, that $.20 per share is an appropriate value per share to use for issuances of restricted common shares in non-cash transactions. The $.20 per share also approximated the average quoted market price of the Company's common stock during the nine-month period.

         During the nine months ended March 31, 2005, the Company issued a total of 25,903,330 stock options: 12,000,000 options to employees under the Company's ISO 2000 stock option plan with exercise prices of $.25 to $1.00 per share exercisable for periods of 5 to 7 years; 13,025,830 options to investors in connection with the sale of common stock of the Company with exercise prices of $.20 to $.25 per share exercisable for periods of 1 to 2 years; 600,000 options

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended March 31, 2005 (Unaudited)


as a loan origination fee to a lender with an exercise price of $.20 per share exercisable for a period of 3 years; and 277,500 options to vendors for services with an exercise price of $.20 per share exercisable for periods of one to three years. The Company estimated the value of the 600,000 options issued to the lender at $36,000 using the Black-Scholes option pricing model, and charged this amount to interest expense. The Company estimated the value of the 277,500 options issued to vendors for services at $12,000 using the Black-Scholes option pricing model, and charged this amount to general and administrative expense.


Note 13:  Supplemental Statement of Cash Flows Information

         During the nine months ended March 31, 2005, the Company:

         o Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $20,000.

         o Issued 240,000 shares of common stock in payment of accounts payable of $48,000.

         o Issued 278,875 shares of common stock in payment of accrued expenses of $53,000.

         o Issued 65,109 shares of common stock in payment of interest expense of $13,000.

         o Issued 66,375 shares of common stock in return of deposits of $13,000.

         o Issued 100,000 shares of common stock for prepaid consulting services of $20,000.

         o    Issued notes payable to acquire property and equipment of $7,000.

         o    Issued a note payable in return of deferred revenue of $28,000.

         o Increased accrued expenses and decreased common stock by $84,000 for accrued finders compensation.

         o Issued 1,400,000 shares of Series A preferred stock for a decrease in accrued expenses of $70,000.

         o Converted $40,000 of related party notes payable and $27,000 of accrued interest payable into 67 shares of Series B preferred stock.

         o    Paid finders compensation with 5,750 shares of common stock.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended March 31, 2005 (Unaudited)



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

         o Returned $194,000 of deposits through the issuance of 968,925 shares of common stock.

         o    Paid finders compensation with 46,500 shares of common stock.

         o Increased put option liability and decreased common stock by $1,448,000 pursuant to the amendment of a put option.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

         The Company and its wholly-owned subsidiary have developed proprietary technology that promises significant advances for rotary-winged aircraft. The initial objective of the Company was to develop and market an easy-to-fly and cost-efficient gyroplane that could compete effectively in the general aviation market.

         The Company, doing business as (d.b.a.) American Autogyro, has designed, and now manufactures and sells SparrowHawk gyroplane kits for the home-built market. In addition, the Company developed and sells modification kits designed to improve in-flight stability and safety for another manufacturer's kit gyroplane.

         During the year ended June 30, 2004 and the nine months ended March 31, 2005, the Company's operating focus has been directed to the final development of the two-seat piston engine powered SparrowHawk. The initial market for this aircraft lies with builders of home-built aircraft from kits; however, management also believes that there are larger, untapped markets for fully assembled SparrowHawk gyroplane aircraft. Important among these emerging markets is the potential use of the SparrowHawk as a patrol aircraft by law enforcement agencies both in the United States and overseas. An intensive marketing program for the SparrowHawk is being developed. Through March 31, 2005, 27 American Autogyro dealerships have been established, 20 in the United States and 7 internationally.

         The Company began deliveries of SparrowHawk kits during the third quarter of its fiscal year ended June 30, 2004, recording initial revenues from this aircraft in the fourth quarter of fiscal year 2004. Through March 31, 2005, over 50 initial orders for SparrowHawk gyroplane kits have been received, with 34 complete kits and 8 partial kits delivered. In the nine months ended March 31, 2005, the Company reported SparrowHawk sales revenues of $509,000 on 19 delivered kits, upgrades and parts. The Company has received substantial advance payments from dealers and customers on SparrowHawk gyroplane kit orders, which have been recorded as deferred revenue. Additional revenues have also been received from flight training and from contract manufacturing; however, these revenue sources have not been, and are not projected to be, significant to the Company.

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

Recent Developments

         The Company recently announced that in exchange for a minimum equity investment of $1 million, the Company has granted a Chinese investment group a six-month period in which to bring to the Company a funding/partnering package sufficient to fund the completion of the Hawk 4 Gyroplane program up through FAA certification and production. In addition, during this same period, the Company has granted this investment group the right to bring a funding/partnering package for the development of larger commercial GBA GyroLiner gyrodynes of Groen Brothers Aviation's design.

         As a result of this agreement, Jay Groen, Chairman of of the Board of Directors of the Company, and Robin Wilson, Executive Vice President and Head of Business Development, traveled to China in March to meet with government officials and aerospace executives. These high level meetings were arranged by this investment group, executives of which accompanied Company officials during the twelve-day visit. In these meetings, Company representatives made presentations covering the application of the Company's gyroplane and gyrodyne technologies to China's commercial needs. The presentations were well received and resulted in the Company being invited back to China to discuss specific proposals for joint ventures or cooperation. The Company believes that China represents a very large market for its products, from the SparrowHawk size gyroplanes, to the Hawk 4 gyroplane and its variants, to the varying sizes of tip-jet powered gyrodynes in commuter airline and transport category aircraft. In addition, the Company believes that these types of safe, economical, high performance Ultra-Short and Vertical Takeoff and Landing (USTOL and VTOL) aircraft can be very important in helping solve the transportation needs of China's burgeoning economy.

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

Results of Operations

         Revenues

         Total revenues increased from $30,000 in the three months ended March 31, 2004 to $237,000 in the three months ended March 31, 2005. The revenues in the three months ended March 31, 2004 were comprised of $8,000 from the sales of modification kits, $14,000 from flight training, and $8,000 from subcontract manufacturing. In the three months ended March 31, 2005, revenues were comprised of $209,000 from the sale of SparrowHawk kits, $11,000 from the sales of modification kits and $17,000 from flight training. As discussed above, the Company began delivering SparrowHawk kits in the third quarter of fiscal year 2004. During the three months ended March 31, 2005, the Company delivered and recognized revenue on 7 SparrowHawk kits.

         Total revenues increased from $117,000 in the nine months ended March 31, 2004 to $597,000 in the nine months ended March 31, 2005. The revenues in the nine months ended March 31, 2004 were comprised of $44,000 from the sales of modification kits, $23,000 from flight training, and $50,000 from subcontract manufacturing. In the nine months ended March 31, 2005, revenues were comprised of $509,000 from the sale of SparrowHawk kits, $42,000 from the sales of modification kits and $46,000 from flight training.

         At March 31, 2005, advance deposits of $632,000, included in deferred revenue, from American Autogyro customers and American Autogyro dealers principally for SparrowHawk kits, have added to overall cash flow. During fiscal year 2005, the Company has increased its focus on satisfying a growing demand for SparrowHawk kits, and, to a lesser extent, for modification kits. The Company recognizes revenues on the sale of SparrowHawk kits when a complete kit has been delivered and the collection of the remaining purchase price is reasonably assured. While less in dollar amount, flight training revenue will be an ongoing addition to operating cash flow. The Company historically has reported nominal amounts of subcontract manufacturing revenues, but does not consider this to be a significant future source of ongoing revenue to the Company.


         Costs and Expenses

         Comparing the three months ended March 31, 2005 to the three months ended March 31, 2004, cost of sales increased to $299,000 from $13,000. The increase in the current quarter of fiscal 2005 was primarily due to the cost of sales of the SparrowHawk kits of $288,000.

         Comparing the nine months ended March 31, 2005 to the nine months ended March 31, 2004, cost of sales increased to $712,000 from $81,000. The increase in the current fiscal year nine month period was primarily due to the cost of sales of the SparrowHawk kits of $671,000.

         The Company has experienced a negative gross profit on the SparrowHawk kits because of the nonrecurring and "learning curve" costs that are normally experienced in the introductory production of a new product. The Company anticipates that little or no margin will be reported on sales of the SparrowHawk kits for fiscal year 2005 as the Company improves its manufacturing capabilities. In addition, only nominal gross margin is realized on the sale of modification kits and on flight training. As a result, the condensed consolidated statements of operations for the three months and nine months ended March 31, 2005 reported a negative gross margin on total sales. All costs of incomplete SparrowHawk kits delivered or in process of assembly as of March 31, 2005 have been deferred and included in work-in-process inventories.

         Comparing the three months ended March 31, 2005 to the three months ended March 31, 2004, research and development expenses remained somewhat consistent, decreasing to $614,000 from $620,000. Comparing the nine months ended March 31, 2005 to the nine months ended March 31, 2004, research and development expenses increased to $1,673,000 from $1,442,000. The increase in research and development expenses in the current fiscal year is due primarily to the addition of new employees and to increases in compensation for current employees. Research and development activities have consisted of ongoing modifications to the SparrowHawk, and, to a lesser extent, on the Hawk 4 and applications of gyrodyne technology. During the recently completed three month period ended March 31, 2005, however, more personnel and other costs were directed toward SparrowHawk manufacturing, resulting in research and development expenses remaining consistent with the same period of last fiscal year.

         Comparing the three months ended March 31, 2005 to the three months ended March 31, 2004, general and administrative expenses increased to $517,000 from $449,000. Comparing the nine months ended March 31, 2005 to the nine months ended March 31, 2004, general and administrative expenses increased to $1,322,000 from $1,160,000. The increase in the current fiscal year is due primarily to the addition of personnel and expenses supporting the sales and manufacturing of the SparrowHawk..

         Other Income and Expenses

         Comparing the three months ended March 31, 2005 to the three months ended March 31, 2004, related party interest income decreased by $2,000. Comparing the nine months ended March 31, 2005 to the nine months ended March 31, 2004, related party interest income decreased by $1,000. The decrease in the related party interest in the current fiscal year is due to repayments of related party notes receivable.

         Comparing the three months ended March 31, 2005 to the three months ended March 31, 2004, interest and other income decreased to $7,000 from $38,000. Comparing the nine months ended March 31, 2005 to the nine months ended March 31, 2004, interest and other income decreased to $18,000 from $62,000. These decreases were due to the gain on sale of assets recorded in the prior fiscal year.

         Interest expense for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 decreased to $233,000 from $252,000. Interest expense for the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004 decreased to $938,000 from $1,156,000. These decreases in the current fiscal year were due primarily to the expense incurred in the prior fiscal year on the issuance of stock options and warrants to lenders in connection with new debt or debt extensions, net of the effect of current fiscal year additions to debt.

         Comparing the three months ended March 31, 2005 to the three months ended March 31, 2004, Series B Preferred Stock interest expense increased to $2,111,000 from $1,276,000. Dividends on the Series B Preferred Stock, which are recorded as interest expense, have been "paid in kind" with additional shares of Series B Preferred Stock. As a result, the number of shares on which the interest expense is computed has increased during the current fiscal year. In addition, 66,603 new shares of Series B Preferred Stock were issued in November

2004 upon the conversion of a promissory note and related accrued interest payable. Comparing the nine months ended March 31, 2005 to the nine months ended March 31, 2004, Series B Preferred Stock interest expense decreased to $5,564,000 from $6,211,000. From February 2002 through October 2003, the original redemption date, substantially more accretion was included in Series B Preferred Stock interest expense, including an anticipated 25% premium over the stated redemption value. The premium was anticipated because the Company assumed payment of the redemption price and all accrued and unpaid dividends would be made in unrestricted, registered shares of common stock of the Company, an payment option available to the Company that triggered the 25% premium. In October 2003, the Company and the holders of the shares of Series B Preferred Stock agreed to extend the redemption date to October 31, 2005 and to certain other modifications of the terms of the Series B Preferred Stock, including the elimination of the option to redeem the shares of Series B Preferred Stock with shares of common stock of the Company. With the elimination of this redemption option, the Company discontinued accretion of the anticipated premium, and recorded a contribution to capital for the amount of the accretion of the premium recorded prior to the extension and modifications. As a result, the Series B Preferred Stock interest expense during the nine months ended March 31, 2005 was substantially less than the expense recorded in the comparable periods in the prior fiscal year. This decrease in Series B Preferred Stock interest expense due to less accretion of premium during the current fiscal year was offset by the increase in the interest expense due to more shares of Series B Preferred Stock on which the interest expense is computed, as described above.

         Net Loss

         During the three months and nine months ended March 31, 2005, the Company continued to record losses as it continued the transition toward full marketing and manufacturing of the SparrowHawk gyroplane series and, to a lesser extent, continued research and development activities on the Hawk 4 and gyrodyne technologies and opportunities. For the three months ended March 31, 2005, the loss from operations was $1,193,000 compared to the loss from operations of $1,052,000 for the three months ended March 31, 2004. For the nine months ended March 31, 2005, the loss from operations was $3,110,000 compared to the loss from operations of $2,566,000 for the nine months ended March 31, 2004. The increase in the loss from operations in the current fiscal year resulted from negative gross margins on revenues and increases in operating costs and expenses as described above. The net loss for the three months ended March 31, 2005 was $3,529,000 compared to $2,539,000 for the three months ended March 31, 2004. The increase in the net loss for the three months ended March 31, 2005 compared to the comparable period in the prior fiscal year resulted from increases in operating costs and expenses and Series B Preferred Stock interest expense, as described above. The net loss for the nine months ended March 31, 2005 was $9,587,000 compared to $9,863,000 in the nine months ended March 31, 2004. The decrease in the net loss for the first six months of the current fiscal year compared to the comparable period in the prior fiscal year resulted primarily from the decrease in interest expense and the Series B Preferred Stock interest expense, offset by increases in operating costs and expenses, as described above.

Liquidity and Capital Resources

         The Company has entered the home built market with its SparrowHawk two-seat gyroplane. Customers in this market typically make substantial advance down payments on product orders, which has contributed and will continue to contribute to operating cash flows of the Company. Furthermore, the Company is continuing the process of setting up an extensive American Autogyro dealer network for the sale and product support of SparrowHawk kits. Fees from dealership sales and advance customer deposits for future deliveries of SparrowHawk kits are contributing significantly to the Company's cash flow. At March 31, 2005, advance deposits from American Autogyro customers amounted to $632,000, which are included in the condensed consolidated balance sheet as deferred revenue.

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

         In the face of continuing fund-raising difficulties, in fiscal years 2002 and 2003, the Company successfully approached many of its principal vendors requesting that they accept a stretching out of payments beyond their normal terms. As a result, the Company is servicing much of its pre-November 2001 obligations to vendors utilizing a combination of repayment plans, which include monthly payments for smaller vendor liabilities and promissory notes for larger vendor liabilities. As of March 31, 2005, the Company was delinquent in making payments on substantially all promissory notes to vendors, which totaled $598,000. The Company continues ongoing negotiations with these vendors and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action. The Company intends to repay in full all vendors, including interest where applicable. The Company is also delinquent in making payments on capital lease obligations of $660,000, other notes payable totaling $1,335,000, and accrued interest payable on debt of $336,000. The Company is also delinquent in payments of payroll tax and other payroll related obligations of approximately $227,000 to Federal and state government agencies. The Company may be subject to penalties on these late payroll taxes.

         Net cash used in operating activities was $2,105,000 for the nine months ended March 31, 2005 compared to $3,213,000 for the nine months ended March 31, 2004. In the nine months ended March 31, 2004, the Company reduced accounts payable and also paid significant amounts of accrued expenses from the proceeds of the issuance of Series B preferred stock, which resulted in more cash used in operating activities in the prior fiscal year. The Company also had an increase in inventories of $521,000 during the nine months ended March 31, 2004, compared to a decrease in inventories of $53,000 during the same period in the current fiscal year, which also decreased the net cash used in operating activities in the prior fiscal year.

         The Company has funded losses from operations in the current fiscal year primarily from the issuance of debt and the sale of the Company's restricted common stock in private placement transactions. Net cash provided by financing activities for the nine months ended March 31, 2005 was $2,350,000, comprised primarily of a net increase in debt of $558,000 and net proceeds from the issuance of common stock of $1,792,000. Net cash provided by financing activities for the nine months ended March 31, 2004 was $3,298,000, comprised of a net increase in debt of $322,000, net proceeds from the issuance of common stock of $976,000, and $2,000,000 proceeds from the issuance of Series B preferred stock. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.

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

         The Company does not anticipate that operating costs of personnel, facilities, research and development and sales and marketing will decrease from levels reported for fiscal year 2005, and may increase.

         At March 31, 2005, the Company had a working capital deficiency of $16,764,000 and a stockholders' deficit of $49,710,000.

         There can be no guarantee or assurance that the Company will be successful in its ability to generate revenue or to raise capital at favorable rates or at all.

         In connection with the extension of the redemption date of the original issuance of the Company's Series B 15% Preferred Stock and the sale of 8,000 shares of the Series B 15% Preferred Stock during the second quarter of fiscal year 2004, the Company's Articles of Incorporation were amended to require that all redemptions of the Series B 15% Preferred Stock be paid in cash. The Articles of Incorporation were also amended to define the maturity date as the first to occur of (a) October 31, 2005, (b) the occurrence of a defined "liquidation event", or (c) the date that is six months following the receipt by the Company or its affiliates of proceeds from one or more financing transactions in excess of $50 million. In addition, the amended Articles of Incorporation require pro rata redemptions of the Series B 15% Preferred Stock with the proceeds of certain financing transactions that exceed $20 million in the aggregate. As a result, if the Company is successful in raising the levels of funding that it requires to bring its obligations current and fund its planned operations, significant portions of this funding will be required to make redemption payments on the Series B 15% Preferred Stock in advance of the original October 31, 2005 maturity date. At March 31, 2005 the recorded value of the Series B 15% Preferred Stock was $30,569,000.

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

         Put Option Liability - To comply with SFAS No. 150, the Company estimated the fair value of the put option liability at $1,507,000 at March 31, 2005 using the Black-Scholes option-pricing model. Until the obligation is satisfied, the Company will continue to use this methodology to periodically reassess the fair value of the put option liability to determine if the carrying value of the liability in the consolidated financial statements requires adjustment. Changes in the assumptions used in the option-pricing model, including the market price of the Company's common stock and risk-free interest rates, may result in fluctuations in the estimated fair value and carrying value of the put option liability.

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

Recently Issued Accounting Principles

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal periods beginning after June 15, 2005 (December 15, 2005 for small business issuers), however, the Securities and Exchange Commission has deferred this date for public companies. The new rule allows companies to implement FAS No. 123(R) at the beginning of their next fiscal year. This means that the Company will be required to implement FAS No. 123(R) no later than the quarter beginning July 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on July 1, 2006. The impact on the Company's financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. However, the Company believes the adoption of FAS No. 123(R) may have a material effect on the Company's financial position and results of operations.


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


Item 3.  Controls and Procedures

         (A) Evaluation of disclosure controls and procedures

         An evaluation was carried out under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. The Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective.

         In connection with the audit of the Company's consolidated financial statements for the year ended June 30, 2004, management and the Company's independent auditors identified certain material weaknesses in the Company's internal control over the financial reporting process pertaining to the timely evaluation and recording of transactions related to the Company's Series B 15% Preferred Stock and the Company's put option liability. The Company recorded adjusting entries in the fourth quarter of its fiscal year ended June 30, 2004 to correct errors in the second and third quarters of fiscal year 2004 related these financial statement items. Subsequently, the Company has restated the condensed consolidated statements of operations for the three months and the nine months ended March 31, 2004 and the condensed consolidated statement of cash flows for the nine months ended March 31, 2004 included for comparison purposes in this filing to reflect the correcting entries in the appropriate interim periods of the prior fiscal year. See Note 2 to the Condensed Consolidated Financial Statements.

         During the first nine months of fiscal year 2005, the Company has continued to implement changes to improve its internal controls over financial reporting. These changes include, among other procedures, more comprehensive documentation of accounting policies and procedures, implementation of analytical review procedures, schedules and checklists for the preparation of interim and annual financial statements, and executive level review of journal entries.

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the nine months ended March 31, 2005, the Company issued a total of 10,264,179 shares of its restricted Rule 144 common stock, primarily to accredited investors in transactions exempt from registration. These shares were issued generally at a price of $.20 per share through private placement offerings in reliance upon the exemption from registration contained in Rule 506 of Regulation D. The shares were issued for the following consideration:
9,032,080 shares for cash of $1,806,000; 5,750 shares in payment of finders' compensation on the sale of common stock; 240,000 shares in payment of accounts payable of $48,000; 278,875 shares in payment of accrued expenses of $56,000; 440,990 shares in payment of the Company's matching contribution to its 401(k) plan of $88,000; 35,000 shares in payment of consulting services of $7,000; 100,000 shares in payment of prepaid consulting of $20,000; 65,109 shares in payment of interest expense of $13,000; and 66,375 shares for the return of $13,000 of deposits. In addition, cash finders' compensation on the sale of common stock totaled $14,000. The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

         The Company has generally placed a value of $.20 per share on the non-cash transactions where shares of the Company's restricted common stock have been issued in payment of goods and services, reduction of debt and other purposes. The Company believes, based on the many cash sales of the Company's restricted common stock during the nine months ended March 31, 2005, all at $.20 per share, that $.20 per share is an appropriate value per share to use for issuances of restricted common shares in non-cash transactions. The $.20 per share also approximated the average quoted market price of the Company's common stock during the nine-month period.

         During the nine months ended March 31, 2005, the Company issued a total of 25,903,330 stock options: 12,000,000 options to employees under the Company's ISO 2000 stock option plan with exercise prices of $.25 to $1.00 per share exercisable for periods of 5 to 7 years; 13,025,830 options to investors in connection with the sale of common stock of the Company with exercise prices of $.20 to $.25 per share exercisable for periods of 1 to 2 years; 600,000 options as a loan origination fee to a lender with an exercise price of $.20 per share exercisable for a period of 3 years; and 277,500 options to vendors for services with an exercise price of $.20 per share exercisable for periods of one to three years.

Item 3.  Defaults Upon Senior Securities

         The Company is current on its obligations pertaining to the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock. However, as more fully discussed under "Liquidity and Capital Resources" above, the Company is delinquent in making payments on notes payable to vendors totaling $598,000, capital lease obligations of $660,000, other notes payable totaling $1,335,000, and $336,000 of accrued interest payable on debt.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended March 31, 2005.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits (filed with this report unless indicated below):

         Exhibit 3.1 Amendment to Second Restated Articles of Incorporation of Groen Brothers Aviation, Inc. {1}

         Exhibit 3.2 Second Amendment to Second Restated Articles of Incorporation of Groen Brothers Aviation, Inc. {1}

         Exhibit 3.3 Third Restated Articles of Incorporation of Groen Brothers Aviation, Inc. {2}

         Exhibit 3.4 Amendment to Third Restated Articles of Incorporation of Groen Brothers Aviation, Inc. {3}

         Exhibit 10.1 Amendment to the Common Stock Purchase Agreement Dated November 7, 2000 {2}

         Exhibit 11        Statement re computation of per share earnings {4}

         Exhibit 19.1 Notice of Action to be Taken Pursuant to the Joint Written Consent of the Board of Directors and Majority Stockholders in Lieu of a Special Meeting of the Stockholders {5}

         Exhibit 31.1 Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

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

                  {2} Filed as exhibits to the Company's report on Form 10-KSB for the year ended June 30, 2004 and incorporated herein by reference.

                  {3} Filed as an exhibit to the Company's report on Form 10-QSB for the quarter ended December 31, 2004 and incorporated herein by reference.

                  {4} Information included in Notes to Condensed Consolidated Financial Statements filed with this report.

                  {5} Included in Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 10, 2004 and incorporated herein by reference.


         (b) Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended March 31, 2005.

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

                         Date: May 16, 2005

                         By: /s/ Dennis P. Gauger
                         ------------------------
                         Dennis P. Gauger, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

                         Date: May 16, 2005