Form 10KSB
period 2005-06-30
GROEN BROTHERS AVIATION INC /UT/
filed 2005-10-14
CIK 870743

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                   Form 10-KSB
(Mark One)
                  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      For the fiscal year ended June 30, 2005

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
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

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

                           Common Stock, No Par Value

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The issuer's revenues for its most recent fiscal year were $864,000.

         Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [ ] Yes [ X ] No.

         The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $21,699,000 as of September 15, 2005.

         The number of shares outstanding of the Issuer's no par value Common Stock as of September 15, 2005 was 133,902,136.

                       Documents Incorporated by Reference
                                      None

                          Groen Brothers Aviation, Inc.
                          Annual Report on Form 10-KSB
                                Table of Contents



Part I                                                                  Page No.
                                                                        --------
    Item 1.    Description of Business                                      1
    Item 2.    Description of Property                                     14
    Item 3.    Legal Proceedings                                           14
    Item 4.    Submission of Matters to a Vote of Security Holders         15

Part II
    Item 5.    Market for Common Equity and Related Stockholder
                  Matters                                                  16
    Item 6.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      18
    Item 7.    Financial Statements                                        27
    Item 8.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                      28
    Item 8A.   Controls and Procedures                                     28
    Item 8B.   Other Information                                           29

Part III
    Item 9.    Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the
                  Exchange Act                                             30
    Item 10.   Executive Compensation                                      34
    Item 11.   Security Ownership of Certain Beneficial Owners and
                  Management                                               37
    Item 12.   Certain Relationships and Related Transactions              38
    Item 13.   Exhibits and Reports on Form 8-K                            40
    Item 14.   Principal Accountant Fees and Services                      41

Signatures                                                                 42

                                     PART I

Item 1.   Description of Business

Background

         Groen Brothers Aviation, Inc. (the "Company") or ("GBA") was originally incorporated in the State of Utah on July 28, 1980 as New Wave Energy. Separately, on March 21, 1986, Sego Tool, Inc. was incorporated by brothers Jay and David Groen in order to enter the gyroplane business. On September 18, 1990, the Groen brothers exchanged 100% of the common stock of Sego Tool, Inc. for 80% of the stock of New Wave Energy, an action that was in effect a reverse acquisition of New Wave by the owners of Sego Tool. On October 23, 1990, the name of New Wave Energy was changed to Groen Brothers Aviation, Inc., and under this name, the Company became a fully reporting public corporation (stock symbol "GNBA") to facilitate the raising of capital and to give minority shareholders the flexibility of owning publicly traded stock. Hereafter, the "Company" refers to the small business issuer, Groen Brothers Aviation, Inc. ("GBA") and its wholly-owned subsidiaries, Groen Brothers Aviation USA, Inc. ("GBA USA") and, from December 2002 through November 2004, American Autogyro, Inc. ("AAI"). Effective November 1, 2004, the Company merged AAI into GBA USA. Unless otherwise stated, the financial activities described herein are those of GBA USA, which is the sole operating entity of the Company.

         The initial objective of the Company, primarily through GBA USA was to develop and market an easy-to-fly and cost-efficient gyroplane(1) that could compete effectively in the general aviation market. Initially, personal funds of the Groen brothers were used to build a proof-of-concept aircraft incorporating a design for the first collective pitch controlled semi-rigid teetering rotor system for a gyroplane. This first prototype aircraft flew successfully in 1987, and as a result, the Company was able to obtain the support of private investors to next begin the development of its second prototype gyroplane, the one-seat Hawk 1.

         Following the successful flight of the Hawk 1 in 1992, the Company proceeded with the design of its third prototype, the two-seat Hawk 2X, which first flew in February 1997, incorporating a unique airfoil design enabling a smooth vertical takeoff at a world record-breaking density altitude for gyroplanes. At this point, management recognized that the opportunities for gyroplanes, and for the Company, extended well beyond the original general aviation market objective, and had broad potential for commercial, governmental and military applications. The Company's focus was thus reoriented to the design of a larger four-seat gyroplane, the Hawk 4, intended for Federal Aviation Administration ("FAA") certification for a wide range of commercial and public use applications.

         During the first quarter of fiscal year 2003, the Company suspended its flight testing of the Hawk 4 due to lack of financial resources, and further development toward commercial certification of the Hawk 4 has been deferred pending the receipt of required funding. The Company's business plan for the Hawk 4 is now oriented in its immediate priorities toward offering this aircraft in its already well tested form to the US government, and to governments of friendly countries. This would give the Company the opportunity to receive revenues ahead of FAA certification, and as a result, to reduce the need for funding to permit the start of production of the Hawk 4. Consistent with this


--------------
(1) Descriptions of the characteristics of a gyroplane and its derivative, the gyrodyne, and a history of the development of these two aircraft types are provided at the end of Item 1.

objective, the Company has been presenting the case for the Hawk 4's utility in this role to members of Congress, appropriate Federal Agencies, and to State and local agencies across the nation for Public Use applications, particularly Homeland Defense, and is seeking orders within the Federal 2006 Budget. The Company is also currently in discussions with foreign investors relating to potential funding of Hawk 4 certification. There is no assurance that the Company will reach an acceptable agreement with these foreign entities, and therefore no assurance that the Company will be able to soon fund the completion of the Hawk 4 business plan or be able to sell its gyroplanes to government entities.

         The Company has also designed, and now manufactures and sells SparrowHawk gyroplane kits for the home-built market. In addition, the Company developed and sells modification kits designed to improve in-flight stability and safety for another manufacturer's kit gyroplane. Through June 30, 2005, over 60 initial orders for SparrowHawk gyroplane kits have been received, with 39 complete kits delivered.

Gyroplane and Gyrodyne Technology

         Autorotative flight was developed in 1919 by Spanish aviator, Juan de la Cierva, with the objective of eliminating the risk of stalling inherent in all fixed wing aircraft when forward speed dropped below a critical speed. De la Cierva named and trademarked his invention as the "autogiro," which means "self turning" or "autorotation." The rotary wing of a gyroplane(2), powered in flight only by the onrushing air, much like a windmill, will not stall, however, because a reduction in forward speed with the rotor blades in autorotation will not result in any sudden loss of lift. As speed decreases, a gyroplane will begin to descend, right side up and controllable as its rotating wing continues to provide lift with the upward flow of air driving the rotor. This provides the gyroplane with an inherent safety advantage over a conventional airplane for activities requiring low altitude and low speed operations.

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

         The one material advantage of a helicopter over a gyroplane is its ability to hover, which is necessary in some situations such as sea rescue, sling-load work, or landing in uneven terrain. The percentage of today's helicopter market that requires hovering is, however, quite small, perhaps no more than 10 percent. For air surveillance and point-to-point flying, the inability to hover is not a disadvantage. Helicopters at low altitude, out of



------------------
(2) Gyroplane is an official term now designated by the FAA to describe an aircraft that gets its lift from rotor blades and its thrust from an engine-driven propeller either in front, the tractor configuration, or at the rear, the pusher configuration.

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

Company Products

GBA Hawk 4 Gyroplane

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

         The Company believes that the safety, reliability, maneuverability and low operating cost of the Hawk 4 will permit it to perform competitively with helicopters (and airplanes) for many missions requiring low, slow flight, but without the requirement for a runway for take-off or landing. Potential customers include the following:

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

         Although certification of the Hawk 4 has not been completed, it has required significant capital and will continue to require significant capital to complete it. In consequence of the adverse affects on the venture capital market of the spring 2000 decline of the stock market and the September 11, 2001 terrorist attacks, the Company cut back its operations very substantially in October 2001, and reoriented its immediate priorities toward offering the Hawk 4 Gyroplane in its already well-tested form to the US government in roles similar to those outlined above that would not require commercial certification.

         As operation in the United States by Federal, State or Local Government agencies is exempted from commercial certification requirements under Public Use laws, each of these opportunities would give the Company the opportunity to begin receiving revenues ahead of FAA certification. This would, as a result, reduce the need for funding to permit the start of production of the Hawk 4. Consistent with this objective, the Company has continued to present the case for the Hawk 4's utility in this role to members of Congress, appropriate Federal Agencies, and to State and local agencies across the nation as well as to those of foreign governments.

         While the Company continues to believe that the initial market for the Hawk 4 will be for government use, it continues to seek opportunities to raise funding for FAA certification of the aircraft. In fiscal year 2004, technical representatives of a mid-size European aerospace company visited GBA to review the Hawk 4 certification program and reported positively on its merits. The Company was subsequently advised that the Board of the company concerned had concluded that in light of the overall state of the global aerospace market it would not be making any further investments in aerospace until conditions improved. However, during fiscal year 2005, the Company was advised that independent investors in that country, knowledgeable of the favorable technical report on the Hawk 4 and recognizing market opportunities in the region, might consider funding the certification program in return for certain marketing and production rights. The Company has provided information requested by those parties and continues detailed discussions on the subject into fiscal year 2006. While the Company can make no assurance that these preliminary discussions will lead to such funding, the Company is convinced that the potential investors have the capability to fund such a project and, in the opinion of management, that they are likely to have access to a significant market for the Hawk 4.

         The Company recently announced that in exchange for a minimum equity investment of $1 million, the Company has granted a Chinese investment group a six-month period in which to bring to the Company a funding/partnering package sufficient to fund the completion of the Hawk 4 Gyroplane program up through FAA certification and production. In addition, during this same period, the Company has granted this investment group the right to bring a funding/partnering package for the development of larger commercial GBA GyroLiner gyrodynes of the Company's design. Since then, the Company has hired the head of that group, Mr. Jason Chen, as Vice President of Business Development in Asia, who is now leading the Company's efforts in Asia. This essentially brought "in-house" the Company's relationship to the investment group, thereby removing the middle layer between the Company and government and commercial interests in China, and permitting the six-month window for investment from this group to expire without losing the contemplated opportunities. This group has nearly doubled its investment in the Company since reaching its first million dollar mark, and continues to invest in the Company.

         As a result of this agreement and the hiring of Mr. Chen, executive officers and employees of the Company have traveled to China to meet with government officials and aerospace executives. These high level meetings were arranged by this investment group, executives of which accompanied Company officials during the visits. In these meetings, Company representatives made presentations covering the application of the Company's gyroplane and gyrodyne technologies to China's commercial needs. The presentations were well received and resulted in the Company being invited back to China to discuss specific proposals for joint ventures or cooperation. Marketing activities in China continued in fiscal year 2006, with the Company participating in the Aviation Expo/China 2005 in Beijing in September 2005. In addition to its booth staffed with Chinese-speaking employees, the Company hosted a technical seminar designed to broaden the understanding of the concepts of gyroplanes and gyroplane technology and their considerable merits for the Chinese commercial markets. The Company believes that China represents a very large market for its products, from the SparrowHawk size gyroplanes, to the Hawk 4 gyroplane and its variants, to the varying sizes of tip-jet powered gyrodynes in commuter airline and transport category aircraft. In addition, the Company believes that these types of safe, economical, high performance Ultra-Short and Vertical Takeoff and Landing (USTOL and VTOL) aircraft can be very important in helping solve the transportation needs of China's burgeoning economy.

SparrowHawk Gyroplane

         In fiscal year 2003, the Company noted that the general aviation kit-plane market still lacked the safe, economical, easy-to-fly gyroplane that it originally intended to produce and that, in the opinion of management, this market could expand significantly as a result of likely new less restrictive FAA regulations. Although thousands of kit-built small gyroplanes have been produced by a variety of manufacturers over many years, for the most part, the Company believes these gyroplanes have not been designed and manufactured to aerospace standards, thereby incorporating a full understanding of gyroplane dynamics. Moreover, some have suffered accident and fatality statistics that do not reflect the inherent safety of the gyroplane. Because the Company has an important vested interest in the reputation for safety of gyroplanes in general, management believed that both to protect the reputation of the gyroplane and to take full advantage of an underserved market, the Company should enter this market.

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

         AAI then undertook the task of designing its own two-seat piston engine powered gyroplane that it named the SparrowHawk. This aircraft, incorporating safety features based on aerospace standards, offers performance, stability and comfort standards that AAI believes are superior to any competitive kit-built gyroplane in its class. AAI finalized the design of its two-seat piston-powered gyroplane in the fiscal year ended June 30, 2004, and began deliveries of kits for the home built market in the third quarter of that fiscal year. This resulted in the Company recording initial revenues from this aircraft in the fourth quarter of fiscal year 2004. Effective November 1, 2004, the Company merged AAI into GBA USA. GBA USA will continue the manufacturing, sales and marketing, and customer support functions of the SparrowHawk.

         Through June 30, 2005, 93 orders for the SparrowHawk and modification kits have been received (66 for the complete SparrowHawk kit and 27 for the modification kit). By June 30, 2005, 39 complete kits had been delivered and 13 SparrowHawk customers had flown their aircraft. Through June 30, 2005, 27 dealerships have been established, 21 in the United States and 6 internationally.

         During fiscal year 2005, as expected, the FAA announced that it was introducing a new category of aircraft, called Light Sport Aircraft (LSA), that will permit manufacturers to produce and sell small, non-complex, fully assembled aircraft without the necessity of fulfilling the requirements for commercial certification. While helicopters have been excluded from the LSA category as being too complex, gyroplanes are included, but in view of the limited experience of the FAA with gyroplanes, initially in a sub-category defined as Experimental Light Sport Aircraft (ELSA). The ELSA category for gyroplanes will permit gyroplane manufacturers for three years to produce and sell aircraft that meet the LSA standards, with the expectation that at the end of the three-year period, the experience gained and demonstrated will justify full LSA authorization for gyroplanes. Management believes a large market is likely to arise within the United States as a result of this FAA action. The Company believes that its SparrowHawk product designs will be well suited to this market and be capable of conforming to the new regulations.

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

         The Company's discussions with Office of Domestic Preparedness ("ODP") on gyroplane usage have emphasized the merits of the SparrowHawk as a readily available, ultra-low cost air surveillance vehicle, and the Company has been encouraged that Federal funding for this purpose may be made available to state agencies. Similarly, approaches are being made to the Department of Defense ("DOD") for the use of the SparrowHawk for mine and bomb detection to counter those threats in Iraq and elsewhere, emphasizing again its low cost and early availability in relation to other solutions. Sales representatives have also been appointed in Korea and India to present the capabilities of the SparrowHawk to government agencies in those countries, and the Company has held meetings with several agencies in China in relation to the use of the SparrowHawk in China.

         As a result of the new FAA regulations and the opportunities for government acquisition of fully assembled aircraft, the SparrowHawk market will likely now be primarily focused on complete aircraft, rather than on kits as originally envisaged. Thus the markets for the SparrowHawk and the Hawk 4 can no longer be considered as quite separate, as was the case when the SparrowHawk was being offered only as a kit built aircraft. As previously noted, the Company therefore decided to move the SparrowHawk operation, initially developed within its AAI subsidiary, into its GBA USA subsidiary.

Future Company Gyrodyne Aircraft

         The Company's technology is fully scalable and readily adaptable to the gyroplane's derivative form, the gyrodyne. As detailed later, the gyrodyne is a rotary wing aircraft that uses "tipjets" for short duration power permitting pure vertical takeoff and landing, providing the capability to hover. During the en-route portion of the flight the tipjets are turned off and the gyrodyne flies as a gyroplane in autorotation. Such an aircraft is capable of both lifting substantial payloads in gyrodyne mode and covering substantial range as a gyroplane. The British Fairey Rotodyne demonstrated the technical validity of this concept in the 1960's. With the application of modern technology developed by the Company or in the public domain, the concept is ready to be turned into a highly utilitarian aircraft.

         In recognition of these capabilities, over the past three years the Company has been assessing military applications of its gyrodyne technology to conceptual designs for a vertical takeoff aircraft with payload and range capabilities that no aerospace manufacturer has been able to offer. The Company's concept aircraft, which it calls the GBA GyroLifter, incorporates a rotary wing on an existing fixed-wing aircraft and has received wide-ranging coverage in the aerospace press.

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

Potential Government Contracts

         In recognition of the potential of both its gyroplane and gyrodyne technologies contributing to the military and security needs of the United States Government, the Company has responded to requests for proposals from several agencies and military commands. These submissions have ranged from small UAV gyroplanes to large VTOL freighters. Several applications have been made in partnership with either a major aerospace company or an academic institution with preeminent aerospace credentials.

         While the Company has not yet been successful to date in achieving an award from its proposals, the proposals that it has presented or participated in presenting have been well received and helped generate credibility for the value of the Company's technology among key segments of the aerospace industry. The Company remains optimistic that the team that it leads will succeed in achieving a specific and very significant research grant to develop its technology to meet an important government objective that other technologies are unlikely to be able to achieve. Successful performance under such a grant could lead to a substantial contract for production aircraft following the research and development program.

         The Company will continue to seek opportunities to obtain government research and development contracts for use of its technology in both military and civilian agency fields where it believes that it can offer meaningful advantages in performance or cost over competing technologies. The Company also continues to offer its SparrowHawk and Hawk 4 aircraft to government agencies for patrol and surveillance duties under wet lease, that is including crew and maintenance.

Market

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

         The attempted shooting down of an Israeli commercial aircraft approaching Mombasa airport in Kenya by Al Qaeda terrorists using surface-to-air "SAM" man-portable missiles has made the protection of commercial aircraft from such missile attacks an extremely important issue. Several proposals have been made to fit military missile defense systems to commercial aircraft, but these approaches are extremely expensive, and would take years to develop and install. Significantly, however, the Kenya incident precisely fits the scenario presented by the Company as a serious risk to the Salt Lake City 2002 Winter Olympics, which resulted in the Hawk 4 demonstrating its capacity to guard against such an attack. The subsequent arrest in New York of individuals attempting to import Russian SAM missiles into the United States heightened concerns about this threat.

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

         This included the offering of the Hawk 4 to the agency responsible for security for the 2002 Winter Olympic Games held in Utah, for whom the Hawk 4 Gyroplane, fitted with infrared camera and other gear, performed effectively and flawlessly. Following this success, the Company was one of 50 companies from around the nation that were selected from among hundreds of applicants to display products designed to strengthen homeland security at the Small Business Homeland Defense Expo. Through these and other demonstrations, the Company has received positive response from potential law enforcement agency users.

Government Regulation

         The nature of aviation products has resulted in their manufacture being regulated by governments for public safety, national defense, and economic and/or political purposes. Such regulations vary widely by country, by product type and by usage. The Company's products and intended products are principally impacted by United States laws and regulations, but also by requirements in its export markets. As its products can be used for private, commercial, public agency or military purposes, their sale and operation are governed by regulations appropriate to each category. Developmental flight testing of the Company's aircraft is carried out under exemption rules covering experimental aircraft. The following section reviews the principal regulations applicable to each category of the Company's activities in the United States.

GBA Hawk 4 Series Gyroplanes

         Commercial or Private Use: Certification is the process by which the United States government ensures that aircraft sold into the US civil market meet appropriate standards for all civil users. FAA certification is not required by military aircraft and by many aircraft in "Public Use," roles operated by Federal, State or local agencies. Civil aircraft operated outside the United States are regulated by the authorities of those countries and may be required to obtain additional certification. The analysis and testing leading to a US certificate is, however, currently acceptable in most foreign countries as the basis for granting certification in those countries.

         FAA certification has two related components. The first, Aircraft Type Certification assesses the integrity of the design and associated engineering through analysis and testing of components and complete aircraft to insure that the aircraft can achieve its performance standards safely. The second, Aircraft Production Certification, assesses the manufacturing organization to insure that its processes and procedures will result in the production of aircraft that fully conform to the standards of the aircraft type certificate.

         The regulations pertaining to aircraft certification are contained in Title 14 of the United States Code, the "Federal Aviation Regulations" (FAR). Aircraft in the category of the Company's Hawk 4 aircraft, to be operated commercially or privately, must receive a Type Certificate under Part 27 (normal category rotorcraft weighing less than 6,000 lbs) of the FAR, while the Production Certificate must be obtained under Part 21 of the FAR.

         Public Use: The Company's efforts to sell its Hawk 4 to government agencies in the United States is based on the specific exemption for operation of aircraft used by government agencies as authorized by Federal Public Law 103-411, which defines what is a "public aircraft operation." This law permits training and flights in "public aircraft" for performance of the following governmental functions:

         Flights in response to fire fighting;

         Flights in response to search and rescue;

         Flights in response to law enforcement activities; and

         Flights in support of aeronautical research or biological or geological resource management.

         In this context, "public aircraft" means an aircraft:

              (i) used only for the United States Government;

              (ii) owned by the United States Government and operated by any person for purposes related to crew training, equipment development, or demonstration; or

              (iii) owned and operated (except for commercial purposes), or exclusively leased for at least 90 continuous days, by a government (except the United States Government), including a State, the District of Columbia, or a territory or possession of the United States, or political subdivision of that government;

         It does not include a government-owned aircraft:

              (i) transporting property for commercial purposes; or

              (ii) transporting passengers other than -

                     (I) transporting (for other than commercial purposes) crewmembers or other persons aboard the aircraft whose presence is required to perform, or is associated with the performance of, a governmental function such as firefighting, search and rescue, law enforcement, aeronautical research, or biological or geological resource management; or

                     (II) transporting (for other than commercial purposes) persons aboard the aircraft if the aircraft is operated by the Armed Forces or an intelligence agency of the United States.

              An aircraft described in the preceding sentence shall, notwithstanding any limitation relating to use of the aircraft for commercial purposes, be considered to be a public aircraft for the purposes of this part without regard to whether the aircraft is operated by a unit of government on behalf of another unit of government, pursuant to a cost reimbursement agreement between such units of government, if the unit of government on whose behalf the operation is conducted certifies to the Administrator of the Federal Aviation Administration that the operation was necessary to respond to a significant and imminent threat to life or property (including natural resources) and that no service by a private operator was reasonably available to meet the threat.

         Military Use: Aircraft sold to the US military are not required to meet FAA regulations, but must conform to military specifications that serve a similar purpose. The Company has not attempted to sell its Hawk 4 to the United States Armed Forces and is thus not familiar with the detailed requirements that would have to be met. It believes, however, that should a military application for the Hawk 4 be needed by the US Armed Forces, a version of the Hawk 4 could be designed to meet military specifications.

GBA SparrowHawk Gyroplanes

         Homebuilt Kit Aircraft: While it might be possible to design and manufacture a gyroplane in the size and performance class of the SparrowHawk to meet the FAA FAR Parts 21 and 27 regulations that the Hawk 4 is designed to meet, the Company has not chosen to do this. The Company's entry to the SparrowHawk market has been through the alternative path of producing homebuilt aircraft kits for which there is an established market. Homebuilt aircraft kits are permitted by the FAA under its FAR Part 21 regulations governing the certification and operation of amateur-built aircraft. Such kits, however, require that the majority portion of the kit be built by an amateur (the "51% rule"), limiting the manufacturer's portion to 49%.

         Light Sport Aircraft: The FAA has issued new regulations in 2004 defining a new classification of aircraft called Light Sport Aircraft ("LSA") and regulated in two categories, namely Special Light Sport Aircraft ("SLSA") and Experimental Light Sport Aircraft ("ELSA"). These regulations define an LSA by specific detailed limits upon size, weight, speed, and complexity. The LSA regulations specifically exclude helicopters and other aircraft types considered to be overly complex for the LSA classification. Such aircraft are not limited by the 51% rule, with the manufacturer permitted to fully build the aircraft.

         Aircraft conforming to the SLSA category, must in addition to the basic LSA limitations, be designed and manufactured to certain defined standards that include requirements such as, for example, the need for engines that are either FAA-certified or have parts traceability.

         Unlike helicopters, gyroplanes are not specifically excluded from the LSA classification, but in view of the FAA's relative unfamiliarity with the type, are eligible for a subcategory defined as Experimental or ELSA. ELSA aircraft must meet the LSA size, weight and other limits and can be sold as fully assembled aircraft, but are not required to meet the SLSA manufacturing standards. Manufacture of ELSA aircraft is, however, limited to the period ending January 31, 2008.

         The Company is intending to offer fully assembled aircraft for sale in fiscal year 2006 that meet the ELSA requirements. It has also begun the process of modifying its design and manufacturing procedures so that it can meet the SLSA standards. It will then manufacture and sell ELSA aircraft to SLSA standards with the expectation that by January 31, 2008, the FAA will have had the opportunity to review sufficient gyroplane ELSA operation to permit gyroplanes to be included in the SLSA category.

         Public Use Aircraft: The Company is offering SparrowHawk aircraft fully built to US government agencies for Public Use, for which the regulations and limitations are covered by the same regulation, Public Law 103-411, that governs Public use for the Hawk 4 described above.

Test Aircraft Flown under Government Contract

         Any aircraft developed and flown under government contracts that the Company may be granted will be flown under FAA regulations governing experimental aircraft.

Distribution and Marketing

         It has been the Company's plan to market the Hawk 4 through a dealer network, both in the United States and the rest of the world. A GBA Authorized Dealer network with 14 United States dealers, 3 International dealers and over 60 national sales representatives was established and these dealers placed firm orders with deposits for 145 Hawk 4 gyroplanes. As of June 30, 2005, dealer deposits totaled $2,145,000, which amount has been reported as a long-term liability in the accompanying consolidated financial statements. The deposit guarantees a delivery sequence number and represents a percentage of the total estimated purchase price. The Company has also issued common stock to dealers as partial consideration for the delay in the certification of the Hawk 4 gyroplane. These costs have been charged to interest expense as incurred. The dealers have been given the opportunity to convert a portion of their deposits into shares of the Company's restricted common stock. As stockholders of the Company, the dealers are considered related parties.

         Public use and military sales of the Hawk 4 will be made directly by the Company.

         All the Company's government marketing and therefore its responses to requests for proposals to participate in research and development programs suited to its technology have been directed exclusively to the United States Government.

         As discussed previously, the Company is building a dealer network for the sales of its SparrowHawk gyroplane kits, primarily throughout North America with some international locations. This dealer network will be the principal means of marketing and selling it SparrowHawk kits. and intends that it will sell its kits primarily through this network. Through June 30, 2005, 27 dealerships have been established, 21 in the United States and 6 internationally. Sales representatives have also been appointed in Korea and India to present the capabilities of the SparrowHawk for civil use to government agencies in those countries.

         The Company continues to place a particular focus on demonstrations of the SparrowHawk at regional and national air shows attended by kit-built aircraft enthusiasts. Together with several of its dealers, it has given demonstrations to attendees at the Popular Rotorcraft Association Show at Mentone, Indiana, the Experimental Aircraft Association (EAA) Show at Oshkosh, Wisconsin, the EAA Sun `n Fun Show in Lakeland, Florida, and the Bensen Days Show in Wauchula, Florida. Additional demonstrations have been given by dealers at shows in Arizona, Texas, Florida and Washington. As the dealer network expands, it can be expected that the exposure of potential customers to the merits of the SparrowHawk will increase.

Competition

         To the Company's knowledge, no other gyroplane is being prepared for commercial FAA certification, nor are any certified commercial gyroplanes currently being manufactured. The sole company known to be developing a gyroplane with modern technology, the CarterCopters, LLC (Carter), has designed a hybrid between a gyroplane and a conventional airplane, with both a rotorwing and a fixed wing. Carter, like the Company, has identified the potential for a safe and efficient gyroplane that can operate without the need for a runway. Carter has, however, approached the market from a very different perspective than the Company. The Company has based its designs and market objectives on aircraft that adapt proven technology to the gyroplane and address the market for efficient, low cost, and short haul vehicles. Carter, on the other hand, is attempting the more technically challenging task of producing a high-speed, long haul gyroplane. Further, Carter has stated that its business strategy is to be a technology development company, not a manufacturer, and therefore, for these reasons the CarterCopter does not represent any direct competition to the Hawk 4.

         Other competition for the Hawk 4 lies largely in the helicopter segment, although the aircraft is competitive with airplanes for certain missions and is expected to obtain part of its market from fixed-wing markets. Its principal competitors are therefore comparably-sized turbine-powered helicopters, with similar speed, payload and range capabilities, notably the Schweizer 333, the Enstrom 480, the Bell 206BIII and the MD 500E. The Company believes that the much lower maintenance cost, greater daily utilization capability and inherent safety will enable the Hawk 4 to compete effectively against these aircraft as well as the lower cost, but lower-performing piston-powered Robinson R44.

         As the Company's heavy lift technology is principally directed towards missions that require either VTOL or near VTOL capability, its most significant competition comes from helicopters or hybrid aircraft that combine both helicopter and airplane characteristics. For heavy lift applications, both civil and military, these include tilt rotors in both two and four rotor configurations, proposed by Bell and Boeing, compound tandem helicopters with augmented lift from small wings and augmented thrust from external jet engines, proposed by Boeing and coaxial twin rotor helicopters proposed by Sikorsky. The Company believes that inherent advantages in its technology allow it to compete effectively with these approaches.

         Competitive aircraft in the two-seat closed cockpit class are principally the Canadian side-by-side two-seat RAF 2000, and the tandem Sycamore produced in South Africa. The Company believes that its SparrowHawk has important advantages in its flying characteristics and safety over the RAF 2000, and that its side-by-side configuration will be more popular than the tandem Sycamore. There are also several manufacturers of amateur-built aircraft, including fixed wing, helicopter and other aircraft, that represent competition for the Company's kit built SparrowHawk gyroplane.

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

Item 2.   Description of Property

         The Company leases its development/manufacturing facility located at 2640 W. California Avenue, Suite A, Salt Lake City, UT 84104-4593 from an unrelated party. This property of approximately 25,000 square feet, houses the Company's headquarters and its administrative offices, and within this facility the Company has assembled the Hawk 4 prototypes, and manufactured parts and assembled kits for the SparrowHawk. The Company extended this lease through April 30, 2008.

         In addition, the Company leases a flight facility in Buckeye Airport, Arizona, of approximately 12,000 square feet, on a month-to-month basis, which it manages on behalf of the Airport Authority. All flight testing of the Company's aircraft and flight training takes place at Buckeye, as well as machining of certain parts and assembly of SparrowHawk products.

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

         The Company is subject to the potential of various claims and legal actions arising in the ordinary course of business, including certain matters relating to past due amounts to creditors. The past due amounts are recorded as liabilities in the Company's consolidated financial statements, and management believes that the amount, if any, that may result from other claims will not have a material adverse effect on the consolidated financial statements.

Item 4.   Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

                                     PART II


Item 5.   Market for Common Equity and Related Stockholder Matters

         (a) Market Information.

         The common stock of the Company, no par value, is currently traded over the counter and is listed on the OTC Bulletin Board under the symbol "GNBA.OB." The following table sets forth the approximate range of high and low closing prices for the common stock of the Company during the periods indicated. The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

                                                            Closing Prices
                                                            --------------

                  Fiscal Year Ended June 30:             High             Low

                  2005     First Quarter                 $0.25            $0.15
                           Second Quarter                $0.22            $0.13
                           Third Quarter                 $0.22            $0.12
                           Fourth Quarter                $0.21            $0.18


                  2004     First Quarter                 $0.25            $0.12
                           Second Quarter                $0.25            $0.14
                           Third Quarter                 $0.31            $0.20
                           Fourth Quarter                $0.27            $0.14

         On September 15, 2005, the closing quotation for the common stock was $0.18 per share. As reflected by the high and low prices on the foregoing table, the trading price of the common stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry in which the Company sells products and services, general economic conditions, and other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

         (b) Number of equity security holders.

         The number of record holders of the Company's common stock as of September 15, 2005 was 1,564, which does not include shareholders whose stock is held through securities position listings.

         (c) Dividends.

         The Company did not declare or pay any cash dividends on its common stock during the past two fiscal years.

         (d) Securities authorized for issuance under equity compensation plans.

         The Company's Amended and Restated 2000 Stock Option Plan (the "Plan") has been approved by the shareholders of the Company. Under the Plan, a maximum of 60,000,000 common shares are available for granting of options to purchase common stock. The Company may issue both non-qualifying stock options and qualifying incentive stock options. The Company has also issued stock options and warrants outside the Plan which have been approved by the Company's Board of Directors and which have been issued under no specific plan approved by the shareholders. The following table presents information concerning outstanding stock options and warrants issued by the Company as of June 30, 2005.



                                                                                           Number of Securities
                                                                                          Remaining Available for
                                                                                           Future Issuance Under
                                                                                           Equity Compensation Plans
                                    Number of Securities         Weighted-Average          (Excluding Securities
                                 to be Issued Upon Exercise      Exercise Price of               Reflected
         Plan Category             of Outstanding Options       Outstanding Options           in Column (a))

-------------------------------- ---------------------------- ------------------------ ------------------------------
                                             (a)                         (b)                          (c)
Equity compensation plans
   approved by security
   holders                               49,000,000                    $0.50                    25,825,000


         See also Notes 12 and 13 of the accompanying Notes to Consolidated Financial Statements for further information regarding the Plan and stock options and warrants issued by the Company.

         (e) Recent sales of unregistered securities.

         During the three months ended June 30, 2005, the Company issued a total of 3,721,250 shares of its restricted common stock, generally at a price of $0.20 per share through private placement offerings in reliance upon the exemption from registration contained in Rule 506 of Regulation D. The shares were issued for the following consideration: 3,542,500 shares for cash of $709,000; 5,000 shares in payment of finders' compensation on the sale of common stock; 47,500 shares in payment of accounts payable of $9,000; 76,250 shares in payment of accrued expenses of $15,000; and 50,000 shares in payment of consulting services of $10,000. In addition, cash finders' compensation and accrued finders' compensation on the sale of common stock totaled $6,000 and $27,000, respectively, during the three month period. The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

         The Company has generally placed a value of $0.20 per share on the non-cash transactions where shares of the Company's restricted common stock have been issued in payment of goods and services, reduction of debt and other purposes. The Company believes, based on the many cash sales of the Company's restricted common stock during the year ended June 30, 2005, all at $0.20 per share, that $0.20 per share is an appropriate value per share to use for issuances of restricted common shares in non-cash transactions. The $0.20 per share also approximated the average quoted market price of the Company's common stock during the year.

         During the three months ended June 30, 2005, the Company issued a total of 7,736,591 stock options not subject to the Company's Registration Statement on Form S-8: 6,240,000 options to investors in connection with the sale of common stock of the Company with exercise prices of $0.20 to $0.25 per share exercisable for periods of 1 to 2 years; 996,591 options as a loan origination fee or other compensation to lenders with an exercise price of $0.20 per share exercisable for a period of 1 to 3 years; and 500,000 options to vendors for services with an exercise price of $0.20 to $1.00 per share exercisable for periods of one to five years.

         In connection with the extension of the maturity date of the Series B 15% Preferred Stock to January 1, 2007, holders of the preferred shares were issued warrants exercisable through January 1, 2009 to purchase 6,850,000 shares of the Company's common stock at $0.30 per share. Existing warrants to purchase 2,500,000 shares held by the holders were cancelled.

         (f) Purchases of equity securities by the small business issuer and affiliated purchasers.

         During the fourth quarter of fiscal year 2005, neither the Company nor any of its affiliates purchased any equity securities of the Company.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

         The Company has developed proprietary technology that promises significant advances for rotary-winged aircraft. The initial objective of the Company was to develop and market an easy-to-fly and cost-efficient gyroplane that could compete effectively in the general aviation market.

         Effective July 1, 1993 and continuing through March 31, 2003, the Company was considered a development stage company as defined in SFAS No. 7. The Company's development stage activities consisted of the development and preparation for FAA certification of the Hawk 4 gyroplane. Sources of financing for these development stage activities were primarily debt and equity financing.

         During the first quarter of fiscal year 2003, the Company suspended its flight testing of the Hawk 4 at its Buckeye facility in Arizona due to lack of financial resources. Further development toward commercial certification of the Hawk 4 has been deferred pending the receipt of required funding. The Company's business plan for the Hawk 4 is now oriented in its immediate priorities toward offering this aircraft in its already well tested form to the US government, and to governments of friendly countries. This would give the Company the opportunity to receive revenues ahead of FAA certification, and as a result, to reduce the need for funding to permit the start of production of the Hawk 4. Consistent with this objective, the Company has been presenting the case for the Hawk 4's utility in this role to members of Congress, appropriate Federal Agencies, and to State and local agencies across the nation for Public Use applications, particularly Homeland Defense, and is seeking orders within the Federal 2006 Budget. The Company is confident that the safety, reliability, maneuverability and low operating cost of the Hawk 4 will permit it to perform competitively with helicopters (and airplanes) for many missions requiring low, slow flight, but without the requirement for a runway for take-off or landing. As noted earlier, the Company is currently in discussions with foreign investors relating to potential funding of Hawk 4 certification, although there is no assurance that the Company will be successful in obtaining such funding.

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

         During the years ended June 30, 2005 and 2004, the Company's operating focus has been directed to the final development of the two-seat piston engine powered SparrowHawk. The initial market for this aircraft lies with builders of home-built aircraft from kits; however, management also believes that there are larger, untapped markets for fully assembled SparrowHawk gyroplane aircraft. Important among these emerging markets is the potential use of the SparrowHawk as a patrol aircraft by law enforcement agencies both in the United States and overseas. An intensive marketing program for the SparrowHawk is being developed. Through June 30, 2005, 27 American Autogyro dealerships have been established, 21 in the United States and 6 internationally.

         The Company began deliveries of SparrowHawk kits during the third quarter of its fiscal year ended June 30, 2004, recording initial revenues from this aircraft in the fourth quarter of fiscal year 2004. Through June 30, 2005, 66 initial orders for SparrowHawk gyroplane kits have been received, with 39 complete kits delivered. During the year ended June 30, 2005, the Company reported SparrowHawk sales revenues of $746,000 on 26 delivered kits, upgrades and parts. The Company has received substantial advance payments from dealers and customers on SparrowHawk gyroplane kit orders, which have been recorded as deferred revenue. Additional revenues have also been received from the sale of modification kits, flight training and from contract manufacturing; however, these revenue sources have not been, and are not projected to be, significant to the Company.

         The Company's technology is scalable to much larger aircraft and has potential applications for both heavy lift vertical take-off military aircraft and runway independent short-haul airliners. The Company has been actively engaged in discussions with government agencies and potential aerospace strategic partners in this country and in Europe and China with respect to those applications.

Going Concern Uncertainty

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses, the excess of current liabilities over current assets, the stockholders' deficit, and negative cash flows from operations, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on attaining profitable operations, restructuring its debt obligations, and obtaining additional outside financing. The Company has funded losses from operations in the current year primarily from the issuance of debt and the sale of the Company's restricted common stock in private placement transactions. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.

         Operating revenues from the sale of SparrowHawk kit gyroplanes, the Company's primary source of revenues through June 30, 2005, are not currently sufficient, and not projected to be sufficient in the near future, to cover operating expenses for the following reasons:

         o To date, the Company has experienced a negative gross profit on sales because of the start-up and "learning curve" costs that are normally experienced in the production of a new product.

         o The Company projects that as the Company improves it manufacturing capabilities and increases its sales efforts, the negative gross profit on sales will narrow in fiscal year 2006, although there is no assurance that the Company will be successful in reducing the negative gross margin.

         o The Company continues to incur significant research and development expenditures related to fully assembled SparrowHawk gyroplane derivatives and to potential applications of the Company's technology to heavy lift vertical take-off military aircraft, runway independent short-haul airliners and other aircraft.

         o Marketing and sales efforts continue, but the number of SparrowHawk kits sold is below expectations, due in part to lack of funding to undertake product development and to pay for increased sales and marketing efforts.

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

         The Company does not expect revenues from the sale of Hawk 4 gyroplanes will be realized until the Company completes FAA or equivalent international certification of the aircraft. Currently, the Company estimates that approximately $40 million and a two to three year period will be required to complete the certification. As previously discussed, the Company is in discussions with parties that have expressed interest in funding the completion of the certification and commencing the production of the Hawk 4 gyroplane. These discussions are ongoing, and the Company is not in a position to conclude how likely a favorable outcome to these opportunities is, and there is no assurance that additional funding will be realized. If one or more of these funding transactions is completed, the Company believes there will be sufficient working capital to fund operating deficits for fiscal year 2006 and for the next 2 to 3 years. In addition, with the announcement of such a funding source, the Company believes prospects will improve to raise equity capital from other sources to fund operations and meet debt obligations. Because of ongoing research and development efforts and the projected costs of certification, the Company does not project that it will have net income or positive cash flows from operations until FAA certification is obtained and sales of Hawk 4 gyroplanes reach planned levels.

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

Results of Operations

         Revenues

         Total revenues increased to $864,000 in the year ended June 30, 2005 from $509,000 in the year ended June 30, 2004. The revenues in fiscal year 2005 were comprised of $746,000 from the sale of 26 SparrowHawk kits, options and parts, $56,000 from the sales of modification kits, and $62,000 from flight training. The revenues in fiscal year 2004 were comprised of $343,000 from the sale of 13 SparrowHawk kits, $77,000 from the sales of modification kits, $39,000 from flight training and $50,000 from subcontract manufacturing. The Company began delivering SparrowHawk kits in the third quarter of fiscal year 2004. The increase in the number of SparrowHawk kits sold in fiscal year 2005 resulted from a full year of related sales and marketing activities.

         At June 30, 2005, advance deposits of $588,000, included in deferred revenue, from customers and dealers principally for SparrowHawk kits, have added significantly to overall cash flow. During fiscal year 2006, the Company will be progressively increasing its focus on satisfying a growing demand for SparrowHawk kits, and, to a lesser extent, for modification kits. The Company recognizes revenues on the sale of SparrowHawk kits when a complete kit has been delivered and the collection of the remaining purchase price is reasonably assured. While less in dollar amount, flight training revenue will be an ongoing addition to Company cash flow. The Company does not consider subcontract manufacturing revenues as a significant future source of ongoing revenue to the Company.

         Costs and Expenses

         Comparing fiscal year 2005 to fiscal year 2004, cost of sales increased to $1,237,000 from $495,000. The increase in fiscal year 2005 was primarily due to the cost of sales of the SparrowHawk kits of $1,172,000 resulting from more kits sold in the current year. The Company continues to experience a negative gross profit on the SparrowHawk kits because of the nonrecurring and "learning curve" costs that are normally experienced in the introductory production of a new product. Ongoing improvements to the design and packaging of the kits without a similar increase in the sales price of the kits and the transition of substantial portions of kit manufacturing and assembly operations to the Salt Lake City facility also contributed to increasing negative margins on the sale of SparrowHawk kits. The Company projects that as the Company improves its manufacturing capabilities and increases its sales efforts, the negative gross profit on sales will narrow in fiscal year 2006, but may not turn positive. In addition, only nominal gross margin is realized on the sale of modification kits and on flight training. The consolidated statement of operations for the year ended June 30, 2004 reported a modest gross margin on total sales. However, this margin was attributed primarily to flight training and subcontract manufacturing revenues. All costs of incomplete SparrowHawk kits delivered as of June 30, 2005 have been deferred and included in work-in-process inventories.

         Comparing fiscal year 2005 to fiscal year 2004, research and development expenses increased to $1,874,000 from $1,796,000. The increase in research and development expenses in the current fiscal year is due primarily to the addition of new engineering employees in relation to the development of applications for grants from government agencies and to increases in compensation for current employees. Research and development activities have consisted of ongoing modifications to the SparrowHawk, fully assembled SparrowHawk gyroplane derivatives, potential applications of the Company's technology to heavy lift vertical take-off military aircraft, runway independent short-haul airliners and other aircraft, including government contract opportunities.

         Comparing fiscal year 2005 to fiscal year 2004, general and administrative expenses increased to $1,923,000 from $1,697,000, a 13% increase. The increase in the current year is due primarily to the addition of personnel and to increases in compensation for current personnel supporting the sales and development of the SparrowHawk.

         Other Income and Expenses

         Comparing fiscal year 2005 to fiscal year 2004, related party interest income decreased from $9,000 to $8,000 due to repayment of related party notes receivable in the current fiscal year.

         Comparing fiscal year 2005 to fiscal year 2004, interest and other income decreased to $25,000 from $170,000 due to the gain on sale of assets recorded in fiscal year 2004 primarily from the sale of investment art against which full impairment losses had been recorded in prior years.

         Interest expense for fiscal year 2005 compared to fiscal year 2004 decreased to $1,214,000 from $1,583,000. The decrease in the current fiscal year was due primarily to additional interest expense incurred in the prior fiscal year on the issuance of stock options and warrants to lenders in connection with new debt or debt extensions, net of the effect of current fiscal year additions to debt.

         Comparing fiscal year 2005 to fiscal year 2004, Series B Preferred Stock interest expense increased to $8,003,000 from $7,639,000. Dividends on the Series B Preferred Stock, which are recorded as interest expense, have been "paid in kind" with additional shares of Series B Preferred Stock. As a result, the number of shares on which the interest expense is computed has increased during the current fiscal year. In addition, 66,603 new shares of Series B Preferred Stock were issued in November 2004 upon the conversion of a promissory note and related accrued interest payable.

         Net Loss

         During fiscal year 2005, the Company continued to record losses as it progressed toward full marketing and manufacturing of the SparrowHawk gyroplane kit and continued research and development activities on SparrowHawk gyroplane derivatives and other applications of the Company's gyroplane technology. For fiscal year 2005, the loss from operations was $4,170,000 compared to the loss from operations of $3,479,000 for fiscal year 2004. The increase in the loss from operations in the current fiscal year resulted from negative gross margins on revenues and increases in operating costs and expenses as described above, offset by the increase in revenues.

         The net loss for fiscal year 2005 was $13,354,000 compared to $12,522,000 for fiscal year 2004. The increase in the net loss in the current fiscal year resulted from increases in operating costs and expenses and Series B Preferred Stock interest expense, as described above, offset by the increase in revenues.

         The net loss applicable to common stockholders for fiscal year 2004 included a charge of $1,448,000 from the issuance of a put option in that year. As a result, the net loss applicable to common stockholders was $13,970,000 in fiscal year 2004 compared to the net loss applicable to common stockholders in fiscal year 2005 of $13,354,000, which is equal to the fiscal year 2005 net loss.

Liquidity and Capital Resources

         At June 30, 2005, the Company had total current liabilities of $14,543,000 and current assets of $550,000, resulting in a working capital deficiency of $13,993,000. Total liabilities exceed total assets by $52,766,000 at June 30, 2005.

         On October 11, 2005, the holders of the Series B 15% Preferred Stock ("Series B Holders") extended the redemption date of the Series B 15% Preferred Stock from October 31, 2005 to January 1, 2007. The Company amended its Articles of Incorporation on October 11, 2005 to reflect the modification to the redemption date. The Series B 15% Preferred Stock has been reported as a long-term liability of $33,009,000 in the consolidated balance sheet as of June 30, 2005 because of the extension of the redemption date to January 1, 2007, thus improving the working capital position of the Company.

         The extension requires the following consideration to be paid to the Series B Holders:

         o The cancellation of existing warrants issued to the Series B Holders to purchase 2.5 million shares of the Company's common stock at an exercise price of $0.30 per share.

         o The issuance of warrants to purchase 6.85 million shares of the Company's common stock exercisable through January 1, 2009 at an exercise price of $0.30 per share.

         o The issuance of additional shares of Series B 15% Preferred Stock with a redemption value of $10.7 million face value (10,700 shares) on January 1, 2007, with reductions in the number of shares to be issued allowed for repayments of amounts due to the Series B Holders in accordance with an agreed-upon formula.

         In connection with the extension of the redemption date of the original issuance of the Company's Series B 15% Preferred Stock and the sale of 8,000 shares of the Series B 15% Preferred Stock during the second quarter of fiscal year 2004, the Company's Articles of Incorporation were amended to require that all redemptions of the Series B 15% Preferred Stock be paid in cash.

         The Articles of Incorporation have been further amended to define the maturity date as the first to occur of (a) January 1, 2007, (b) the occurrence of a defined "liquidation event", or (c) the date that is six months following the receipt by the Company or its affiliates of proceeds from one or more financing transactions in excess of $50 million. In addition, the amended

Articles of Incorporation require pro rata redemptions of the Series B 15% Preferred Stock with the proceeds of certain financing transactions that exceed $20 million in the aggregate. As a result, if the Company is successful in raising the levels of funding that it requires to bring its obligations current and fund its planned operations, significant portions of this funding will be required to make redemption payments on the Series B 15% Preferred Stock in advance of the January 1, 2007 maturity date.

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

         In the face of continuing fund-raising difficulties, in fiscal years 2002 and 2003, the Company successfully approached many of its principal vendors requesting that they accept extensions of payments beyond their normal terms. As a result, the Company is servicing much of its pre-November 2001 obligations to vendors utilizing a combination of repayment plans, which include monthly payments for smaller vendor liabilities and promissory notes for larger vendor liabilities. As of June 30, 2005, the Company was delinquent in making payments on substantially all promissory notes to vendors and to an unrelated party lender, which totaled $663,000. The Company continues ongoing negotiations with these vendors and lender, and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action. The Company intends to repay in full all vendors and lenders, including accrued interest where applicable. The Company is also delinquent in making payments on capital lease obligations to a related party of $660,000, other related party notes payable totaling $443,000, and accrued interest payable on debt of $517,000.

         Net cash used in operating activities was $3,365,000 for fiscal year 2005 compared to $3,809,000 for fiscal year 2004. In fiscal year 2004, compared to fiscal year 2005, the Company reduced accounts payable and also paid significant amounts of accrued expenses from the proceeds of the issuance of Series B preferred stock, which resulted in more cash used in operating activities in the prior fiscal year. The Company also had an increase in inventories of $396,000 during fiscal year 2004, which decreased the net cash used in operating activities in the prior year, compared to a decrease in inventories of $93,000 during the current fiscal year, which increased the net cash used in operating activities in the current fiscal year.

         The Company has funded losses from operations in the current fiscal year primarily from the issuance of debt and the sale of the Company's restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations. Net cash provided by financing activities for fiscal year 2005 was $3,414,000, comprised primarily of a net increase in debt of $919,000 and net proceeds from the issuance of common stock of $2,495,000. Net cash provided by financing activities for fiscal year 2004 was $3,754,000, comprised of a net increase in debt of $422,000, net proceeds from the issuance of common stock of $1,332,000, and $2,000,000 proceeds from the issuance of Series B preferred stock. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses. However, there is no assurance that the Company will be successful in either raising sufficient capital or improving operations.

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

Off Balance Sheet Commitments

         The Company leases certain property, vehicles and facilities under noncancellable operating leases. Future minimum rental payments required under these leases are as follows:

         Years Ending June 30,                            Amount

                  2006                                   $144,000
                  2007                                    147,000
                  2008                                    122,000
                                                         --------
                                                         $413,000
                                                         ========

Critical Accounting Policies

         The Company's critical accounting policies include the following:

         Research and Development Costs- Research and development costs are expensed as incurred in accordance with SFAS No. 2, "Accounting for Research and Development Costs." The costs of materials and other costs acquired for research and development activities are charged to expense as incurred. Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management's estimate of the percentage of time spent by personnel in research and development activities.

         Revenue Recognition - The Company recognizes revenues from goods and services when there is a binding agreement, the product has been completely shipped or service has been delivered, collection is reasonably assured, and the Company has no significant obligations remaining. Portions of the purchase price of the Company's products collected from customers in advance of product delivery are recorded as deferred revenue. Therefore, revenues from the sale of SparrowHawk gyroplane kits are not recorded until all kit components and parts are delivered to the customer and collection of any remaining amounts due is reasonably assured.

         Financial Instruments with Characteristics of Both Liabilities and Equity - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The statement was effective on July 1, 2003 for financial instruments entered into or modified after May 31, 2003, and otherwise effective for existing financial instruments entered into before May 31, 2003. The adoption of SFAS No. 150 resulted in the reporting of the Company's Series B 15% Preferred Stock and a put option obligation as liabilities. The carrying value of the Series B 15% Preferred Stock was the same before and after adoption of SFAS No. 150, and therefore no cumulative effect adjustment was required.

         Put Option Liability - To comply with SFAS No. 150, the Company estimated the fair value of the put option liability at $1,515,000 at June 30, 2005 using the Black-Scholes option-pricing model. Until the obligation is satisfied, the Company will continue to use this methodology to periodically reassess the fair value of the put option liability to determine if the carrying value of the liability in the consolidated financial statements requires adjustment, with changes in the fair value recognized as interest cost. The fair value of the put option liability is inversely related to the fair value of the Company's common stock. Any material changes in the fair value of the Company's common stock may result in material changes in the fair value of the put option liability.

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

Recently Issued Accounting Principles

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with the first interim or annual period of the first fiscal year beginning after December 15, 2005 for small business issuers, as deferred by the Securities and Exchange Commission. This means that the Company will be required to implement FAS No. 123(R) no later than the quarter beginning July 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on July 1, 2006. The impact on the Company's financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. However, the Company believes the adoption of FAS No. 123(R) may have a material effect on the Company's financial position and results of operations.

         The FASB has issued FAS Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company anticipates adopting FAS No. 154 on January 1, 2006, and does not believe the adoption of this new accounting pronouncement will result in a material impact on the Company's financial condition or results of operations.

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

Item 7.   Financial Statements

         The consolidated financial statements of the Company required by this Item are contained in a separate section of this report. See "Index to Consolidated Financial Statements" on Page F-1 for the consolidated financial statements of the Company included in this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Item 8A.  Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of June 30, 2005. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective, except as described below, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

         During the audit of the Company's consolidated financial statements for the year ended June 30, 2005, management and the Company's independent auditors identified a reportable condition in the Company's internal control over the financial reporting process relating to the identification, recording and reporting of cost of sales of the Company's products, the cost of raw materials and parts inventories, and the cost of work-in-process inventories through the Company's manufacturing and cost accounting software. In addition, the Company has not implemented the accounting module of this ERP software to enable the costs of the Company's purchasing, manufacturing and sales activities to integrate with the financial statements of the Company.

         During the first quarter of fiscal year 2006, the Company has implemented the following actions to address the cost accounting weakness described above. The Company purchased an upgrade to the ERP system and has committed to fully implement the accounting module of the software. Training has been conducted for finance and other personnel of the Company in the use of the ERP software, and such training will continue during fiscal year 2006. Consultants from the vendor of the software have visited the Company and provided a report recommending improvements and providing instructions for fully integrating all modules of the software which the Company is using in its plans to strengthen controls. The Company has also committed to hire a cost accountant experienced in a manufacturing environment similar to that of the Company. The Company believes that it will require four to six months to implement the changes necessary to fully address the cost accounting weakness.

         Management has also determined that a weakness in internal controls over financial reporting exists due to an overall lack of segregation of duties resulting from the limited number of personnel in the Company's accounting department. The Company's independent auditors have classified this weakness as a reportable condition. Management believes that as the Company expands with increased sales activities and government contract opportunities, additional accounting personnel will be added, resulting in improved ability to segregate key accounting and financial reporting duties.

         In connection with the audit of the Company's consolidated financial statements for the year ended June 30, 2004, management and the Company's independent auditors identified certain material weaknesses in the Company's internal control over the financial reporting process pertaining to the timely evaluation and recording of transactions related to the Company's Series B 15% Preferred Stock and the Company's put option liability. The Company recorded adjusting entries in the fourth quarter of its fiscal year ended June 30, 2004 to correct errors in the second and third quarters of fiscal year 2004 related to these financial statement items. Subsequently, the Company restated the condensed consolidated statements of operations for the quarterly periods in fiscal year 2004 included for comparison purposes in its quarterly reports on Form 10-QSB for fiscal year 2005 to reflect the correcting entries in the appropriate interim periods of the prior fiscal year.

         During fiscal year 2005, the Company implemented changes to improve its internal controls over financial reporting. These changes included, among other procedures, more comprehensive documentation of accounting policies and procedures, implementation of analytical review procedures, schedules and checklists for the preparation of interim and annual financial statements, and executive level review of journal entries.

         Other than the matters discussed above, there were no other significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company's Chief Executive Officer and Chief Financial Officer.


Item 8B.  Other Information

         None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

The following table contains the names and ages of all Directors and Executive Officers of the Company and offices held by each such person.

         Name                 Age      Positions
         ----                 ---      ---------

         David L. Groen       54       Director, President, Chief Executive
                                         Officer, and Treasurer

         H. Jay Groen         61       Director, Chairman of the Board of
                                         Directors

         Dennis P. Gauger     53       Director, Chief Financial Officer,
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

Family Relationships

         H. Jay Groen and David L. Groen are brothers.

Background on Directors and Executive Officers

         David L. Groen As a founder of Groen Brothers Aviation, David Groen has performed in an executive management role for twenty years, nearly a decade and a half of which as its President and Chief Executive Officer. David and his brother Jay grew the company from just the two of them in 1986 to more than 130 people by 2001, all the while developing and re-discovering the science of autorotative flight. They have weathered the severe economic down turn cause by the "Tech Sector" crash, made even worse by the events of 9/11, and yet continued moving the science forward. Following 9/11, the Company experienced a reduction in its work force of more than 100 people through layoffs, but has now grown the Company back to nearly 60 full time and part time employees divided between its Salt Lake City, Utah and Buckeye, Arizona facilities. They have brought the Company to where it is now poised for expansion while fully exploiting the technology of autorotative flight.

         Immediately prior to forming Groen Brothers Aviation, David Groen was a founding partner and Chief Financial Officer for Seagull Recycling Company.

Previously, he has held numerous executive positions in the helicopter industry with Sales and Marketing, Safety Officer, Branch Manager, and Chief Pilot responsibilities.

         Having extensive military and commercial experience in helicopters, Mr. Groen has logged over 7,000 hours in rotor-wing and fixed-wing aircraft. Mr. Groen received his Certificate of Graduation in 1970 from the U.S. Army Warrant Officer Flight Training School, was awarded Army Aviator Wings and promoted to the rank of Warrant Officer. As a combat helicopter pilot and Aircraft Commander in Vietnam, he flew hundreds of combat sorties. He is qualified as a pilot in most American and French helicopters, and has attended Aerospatiale factory schools.

         Over the years, Mr. Groen's numerous commercial helicopter missions have involved such work as EMS (emergency medical service hospital air ambulance), power line construction and patrol, topographical survey, USGS map making, wildlife management, predator control, herd management, back country tour guides, heli-skiing, forest fire fighting, long line seismic oil exploration, and wildcat on shore and off shore oil drilling operations.

         These years of commercial flying, added to his tenure serving in management positions within the rotor-wing industry, gave Mr. Groen a wealth of management and leadership experience in a variety of related fields. David Groen is co-author, along with his brother Jay, of a best selling novel entitled Huey.

         H. Jay Groen In addition to his Chairman of the Board duties, Jay Groen is currently based in Washington D.C., representing Groen Brothers Aviation's interests to Congress and the Pentagon. Amongst his many successes, GBA has received special recognition by the US Senate's Homeland Defense Industries Small Business Development Program and by the Aerospace Industries Association who published in their 2002 annual report that, "What the Wright Brothers have done for fixed wing aviation, the Groen Brothers are doing for rotor-wing aviation," a complement from the nation's most important organization representing the interest of the aerospace industry.

         Before Jay and his brother David formed GBA, Jay Groen co-founded Seagull Recycling Company, an organization that developed an original supply of secondary paper fiber for sale to domestic and Far East markets. Prior to this business venture, he was the President of China West, Inc., a Washington D.C. based organization representing U.S. firms in the Peoples Republic of China. In this role, Mr. Groen negotiated joint venture and trade agreements in such diverse industries as machine building, petroleum, coal, agriculture, light manufacturing, handicrafts, and forest products.

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

         Mr. Groen is the co-author, along with his brother David, of a best selling book entitled Huey, a novel about the Vietnam War. He has also published several other writings including: 1) "The Sweet and Sour China Market", China Under Four Modernizations; and, 2) "Buying from China", U.S.-China Economic
Relations: A reappraisal.

         Mr. Groen has an M.A. in Economics from Virginia Polytechnic Institute, a B.A. in Economics from the University of Utah and a Language Certificate in

Mandarin Chinese from Yale University. A private pilot with a practical background in aeronautical design, Mr. Groen has added much innovation to the Hawk Gyroplane.

         Dennis P. Gauger, CPA Dennis P. Gauger, Certified Public Accountant, has over 28 years of experience as a financial executive, corporate troubleshooter and consultant, and accounting and auditing professional. His professional background includes 21 years of service in three offices of Deloitte & Touche, a "Big Four" international accounting firm, including 9 years as an accounting and auditing partner, and seven years operating his own Certified Public Accounting firm specializing in contract financial and executive management.

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

Communications Between Shareholders and the Board of Directors

         The Board of Directors of the Company has not adopted a formal procedure that shareholders must follow to send communications directly to it. The Board of Directors does receive communication from shareholders, from time to time, and addresses those communications as appropriate. Shareholders can send communication to the Board of Directors in one of the following ways:

         o In writing, to Groen Brothers Aviation, Inc., 2640 West California Avenue, Suite A, Salt Lake City, Utah 84104, Attention of Board of Directors

         o    By Email, at directors@gbagyros.com.

         The Company did not hold an annual meeting of shareholders during the fiscal year ended June 30, 2005.

Officers of Subsidiary Corporations

         As stated earlier, the Company has a wholly-owned subsidiary, Groen Brothers Aviation USA, Inc. Robert (Robin) H. H. Wilson currently serves as Executive Vice President of Groen Brothers USA, Inc. and a member of that company's Board of Directors. A background on Mr. Wilson follows:

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

         James P. Mayfield III, who previously served as a non-executive officer Vice President of Groen Brothers Aviation USA, Inc., resigned effective January 18, 2005.

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

         Based solely on the review of the copies of such forms received by the Company or written representations from certain reporting persons, that no other reports were required, management of the Company believes that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with during the year ended June 30, 2005 with the exception of two Form 4 reports which were filed late by Jay Groen and were related to private transfers of common stock not transacted in the open market.

Committees of the Board of Directors

         The three members of the Company's Board of Directors, none of whom is deemed independent, currently serve as the Audit Committee and Compensation Committee of the Board.

         The Audit Committee reviews internal accounting and financial practices and controls, as well as all services performed by the Company's independent auditors, including recommending the selection of the independent auditors. The Audit Committee has not adopted a written charter. The Company's Board of Directors has determined that Dennis P. Gauger is an "audit committee financial expert," as that term is defined by the rules and regulations of the Securities and Exchange Commission.

Code of Ethics

         The Company has adopted Standards of Conduct applicable to all employees and a Statement of Corporate Values, also applicable to all employees. Copies of the Standards and the Statement were filed as Exhibit 14.2 and 14.1, respectively, to the Company's Annual Report on Form 10-KSB for fiscal year 2004 and are also available on the Company's web site.

Item 10.  Executive Compensation

         Set forth below is information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended June 30, 2004, 2003 and 2002 for the President and Chief Executive Officer (the "Named Executive Officer").


                                           Annual Compensation                       Long-Term Compensation
                                   ------------------------------------- -----------------------------------------------
                                                                          Restricted    Securities
                                                         Other Annual       Stock       Underlying       All Other
                                   Salary (1)   Bonus    Compensation       Awards       Options      Compensation (2)
    Name and Position       Year        $         $            $              $             #                $


David Groen                 2005       103,404    -            -              -           4,925,000               1,151
   President and Chief      2004        95,000    -            -              -              50,000                 110
   Executive Officer        2003        95,000    -            -              -           2,500,000                 238

(1) Represents annual salary for the fiscal year. Unpaid back salary included in these amounts payable to Mr. Groen at June 30, 2005 included $71,250 for fiscal year 2005, $58,462 for fiscal year 2004 and $18,269 for fiscal year 2003.
(2) Includes matching contributions made by the Company on behalf of Mr. Groen pursuant to the Company's Profit Sharing 401(k) Plan.

       At June 30, 2005, unpaid back wages from the past three fiscal years payable to David Groen were $147,981. Unpaid back wages from the past three fiscal years payable to another officer were $169,308 at June 30, 2005.

       The Company does not have written employment agreements with its executive officers.

       Jay Groen is not an employee of the Company, but is paid consulting fees for services rendered as a member of the Board of Directors of the Company and as the Company's representative in Washington DC, currently at $95,000 per year. At June 30, 2005, unpaid consulting fees to Jay Groen for the past several years were $312,945. The Company does not have a written consulting agreement with Jay Groen.

       In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary. The terms of the Company's Series B 15% Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B 15% Preferred Stock have been paid in full. Therefore, deferred compensation totaling $3,010,000, related accrued payroll taxes of $131,000 and related accrued interest payable of $383,000 are classified as long-term liabilities at June 30, 2005. Absent payment restrictions related to outstanding Series B 15% Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company's Board of Directors. Through June 30, 2005, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company's outstanding financing agreements and would be prudent in light of the Company's financial condition and availability of cash. In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum. The accrual of interest was permanently discontinued on July 1, 2004. At June 30, 2005, deferred compensation and related interest accrued to executive officers, resulting from accruals originating from fiscal years 1998 through 2005, amounted to $1,408,565 to David Groen, $460,251 to Jay Groen for years when he was an employee, $538,297 to Robin Wilson, and $45,833 to Dennis Gauger.

Option/SAR Grants in Fiscal Year 2005
-------------------------------------

         The following table sets forth as to the Named Executive Officer certain information with respect to options to purchase shares of the Company's common stock granted during fiscal year 2005.

                               Number of
                              Securities             % of Total
                              Underlying            Options/SARS
                             Options/SARS            Granted to            Exercise or
                                Granted             Employees in            Base Price            Expiration
         Name                      #              Fiscal Year 2005          ($/Share)                Date

      David Groen              4,925,000               21.18%              0.25 - 1.00             10/19/09


Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End
-----------------------------------------------------------------------
Option/SAR Values
-----------------

         The following table sets forth the aggregate value of unexercised options to acquire shares of common stock held by the Named Executive Officer on June 30, 2005. There were no options exercised by the Named Executive Officer during the year ended June 30, 2005.


                                                                       Number of                  Value of
                                                                 Securities Underlying           Unexercised
                                                                      Unexercised               In-the-Money
                               Shares                                 Options/SARs              Options/SARs
                             Acquired on           Value             at FY-End (#)              at FY-End ($)
                              Exercise           Realized             Exercisable/              Exercisable/
         Name                     #                  $               Unexercisable            Unexercisable (1)

      David Groen                 -                  -           5,041,667 / 4,958,333           100,000 / -

(1) Reflects the difference between the exercise price of the options granted and the value of the common stock on June 30, 2005. The closing price of the Company's common stock was $0.19 per share on June 30, 2005.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following tabulation shows, as of September 30, 2005, the number of shares of common stock, no par value, and the number of shares of Series A preferred stock owned beneficially by: (a) all persons known to be the holders of more than five percent (5%) of voting securities, (b) Directors, (c) the Named Executive Officer and (d) all other Executive Officers and Directors as a group:

                                                                  Amount and Nature of
                                                                Beneficial Ownership (1)
                                       ----------------------------------------------------------------------------

    Name and Address of Beneficial                                      Series A                 Total Voting
                 Owner                       Common Shares          Preferred Shares              Shares (6)
    -------------------------------          -------------          ----------------             ------------
                                            Shares          %       Shares        %             Shares        %
                                            ------         ---      -------      ---            ------       ---
  David Groen
  2640 W. California Ave., Ste. A
  Salt Lake City, Utah 84104             18,880,884  (2)    12.3      900,000      64.3        108,880,884    37.1

  Jay Groen
  2640 W. California Ave., Ste. A
  Salt Lake City, Utah 84104             11,003,470  (3)     7.2      500,000      35.7         61,003,470    20.8

  Dennis P. Gauger
  2640 W. California Ave., Ste. A
  Salt Lake City, Utah 84104              1,216,667  (4)     0.8          -         -            1,216,667     0.4

  Robert H. H. Wilson
  2640 W. California Ave., Ste. A
  Salt Lake City, Utah 84104              4,050,000  (5)     2.6          -         -            4,050,000     1.4

  All officers and directors as a
  group  (4 persons)                     35,151,021         22.9    1,400,000     100.0        175,151,021    59.7

(1) Unless otherwise indicated, each person identified in the table has sole voting and investment power with respect to the common stock beneficially owned by such person. The total number of outstanding shares included in the computation of percentages is 118,123,368 plus 22,250,001 options which are exercisable by executives and directors within 60 days.
(2) Includes 8,452,884 shares owned by David Groen, 2,103,000 shares beneficially owned held by family trusts and 8,325,000 options exercisable by David Groen.
(3) Includes 4,547,645 shares owned by Jay Groen, 14,158 shares beneficially owned held by family trusts and 6,441,667 options exercisable by Jay Groen.
(4) Includes 50,000 shares owned by Dennis Gauger and 1,166,667 options exercisable by Dennis Gauger. (5) Includes 300,000 shares owned by Robin Wilson, 100,000 shares beneficially owned held by family trusts and 3,650,000 options exercisable by Robin Wilson.
(6) Each share of Series A preferred stock entitles the holder to cast one hundred (100) votes on all matters submitted to the stockholders for a vote, voting together with the holders of the common stock as a single class.

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

Item 12.  Certain Relationships and Related Transactions.

         Voting control by one of the Company's founders, David Groen, had existed from November 7, 2000 by means of shares of Series A Preferred Stock issued to him in exchange for a note receivable. The note receivable matured in November 2003, and Mr. Groen surrendered all Series A Preferred Stock in cancellation of the note. The Board of Directors and management of the Company believed that the continuity of voting control by one or both of the founders of the Company was crucial to the ongoing operations and growth of the Company.

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

         o Upon, and only upon, the Company reaching significant revenue milestones, the shares are convertible into common stock of the Company through payment of a cash conversion price of $0.50 per share of common stock, convertible on a one-for-one hundred (1:100) basis (100 shares of common stock for each share of Series A Convertible Stock). Conversion is allowed at the rate of 25% of the preferred shares for each $30 million in defined cumulative gross sales, for a total of $120 million in sales. This convertibility is also only available if these significant revenue milestones are met within seven years from the date of issue of the Series A Convertible Preferred Stock.

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

         At June 30, 2005, the Company had a note payable, originating in 1990, of $180,000, plus accrued interest of $122,086, due to a company owned by David and Jay Groen.

         At June 30, 2005, the Company had unsecured notes receivable from officers and related parties, resulting primarily from cash advances, totaling $31,000, bearing interest at 8% and due on demand. These notes receivable totaled $48,000 at June 30, 2004. The Company has implemented a procedure to reduce these notes receivable each quarter by offsetting amounts due to the officers by the Company for accrued compensation and interest expense.

         Royalty payments of 1% of the gross sales price of gyroplanes are to be paid to the Company's founders, David and Jay Groen. Through June 30, 2005, royalties payable totaled $6,000 to each of these individuals, which amounts are included in cost of sales in the accompanying consolidated statement of operations for the year ended June 30, 2005. No royalties were recorded in fiscal year 2004.

         Included in accrued expenses in the consolidated balance sheet at June 30, 2005 is $3,010,000 in deferred compensation to ten management employees, including officers and directors of the Company, with amounts originating from fiscal year 1998 through fiscal year 2005.

         In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary. The terms of the Company's Series B 15% Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B 15% Preferred Stock have been paid in full. Therefore, deferred compensation totaling $3,010,000, related accrued payroll taxes of $131,000 and related accrued interest payable of $383,000 are classified as long-term liabilities at June 30, 2005. Absent payment restrictions related to outstanding Series B 15% Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company's Board of Directors. Through June 30, 2005, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company's outstanding financing agreements and would be prudent in light of the Company's financial condition and availability of cash. In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum. The accrual of interest was permanently discontinued on July 1, 2004.

         At June 30, 2005, the Company had notes payable to related parties, primarily stockholders of the Company, totaling $6,570,000. Most of these notes are unsecured, due on demand, and bear interest at annual rates ranging from 8% to 25%. Included in these notes payable at June 30, 2005 are two notes payable to stockholders totaling $422,000 that are payable in monthly payments and that are in default. Also included in these notes payable at June 30, 2005 are capital lease obligations to a finance company owned by stockholders of the Company totaling $660,000 that are in default. See Notes 8 and 10 to the accompanying consolidated financial statements.

         At June 30, 2005, the Company had long-term notes payable to two stockholders totaling $361,000. See Note 9 to the accompanying consolidated financial statements.

         At June 30, 2005, the Company had accrued interest expense to related parties totaling $2,844,000, comprised of interest payable on the notes payable to related parties.

Item 13.  Exhibits and Reports on Form 8-K.

          (a)      Exhibits

              3.1 Amendment to Second Restated Articles of Incorporation of Groen Brothers Aviation, Inc. {1}

              3.2 Second Amendment to Second Restated Articles of Incorporation of Groen Brothers Aviation, Inc. (1)

              3.3 Third Restated Articles of Incorporation of Groen Brothers Aviation, Inc. (2)

              3.4 Amendment to Third Restated Articles of Incorporation of Groen Brothers Aviation, Inc. (3)

              3.5 Second Amendment to Third Restated Articles of Incorporation of Groen Brothers Aviation, Inc. (this filing)

              3.6   By-laws (this filing)

              4.1   Amended and Restated 2000 Option Plan (6)

              10.1 Amendment to the Common Stock Purchase Agreement Dated November 7, 2000 (2)

              10.2  Form of SparrowHawk Dealer Agreement (this filing)

              10.3 Form of Amendment No. 2 to Securities Exchange Agreement (this filing)

              10.4  Form of Stock Option (this filing)

              11    Statement re: computation of per share earnings. (4)

              14.1  Groen Brothers Aviation Corporate Values (2)

              14.2  Standards of Conduct (2)

              19.1 Notice of Action to be Taken Pursuant to the Joint Written Consent of the Board of Directors and Majority Stockholders in Lieu of a Special Meeting of the Stockholders (5)

              21    Subsidiaries of the small business issuer. (4)

              23    Independent Auditors' Consent (this filing).

              31.1 Certification of Principal Executive Officer required by Rule 13a-14(a) (this filing).

              31.2 Certification of Principal Financial Officer required by Rule 13a-14(a) (this filing).

              32.1 Certification of Principal Executive Officer required by Rule 13a-14(b) and 18 U.S.C. 1350 (this filing).

              32.2 Certification of Principal Financial Officer required by Rule 13a-14(b) and 18 U.S.C. 1350 (this filing).

         (1) Filed as exhibits to the Company's report on Form 10-QSB for the quarter ended December 31, 2003 and incorporated herein by reference.

         (2) Filed as exhibits to the Company's report on Form 10-KSB for the year ended June 30, 2004 and incorporated herein by reference.

         (3) Filed as an exhibit to the Company's report on Form 10-QSB for the quarter ended December 31. 2004 and incorporated herein by reference.

         (4) Information included in Notes to Consolidated Financial statements filed with this report.

         (5) Included in Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 10, 2004 and incorporated herein by reference.

         (6) Filed as an exhibit to the Company's registration statement on Form S-8 filed June 10, 2005 and incorporated herein by reference.

     (b) The Company did not file any reports on Form 8-K during the fourth quarter of the year ended June 30, 2005.

Item 14.  Principal Accountant Fees and Services

         The following schedule presents the professional fees paid to Tanner LC, the Company's independent auditors, for the fiscal years ended June 30, 2005 and 2004.

                                                        2005             2004

         Audit fees                                    $47,653         $31,175
         Audit related fees                             21,618          16,315
         Tax fees                                          160           5,200
         Other fees                                        -               -
                                               ---------------- ---------------

         Total                                         $69,431         $52,690
                                               ================ ===============

         Audit related fees were for services related to the review of periodic reports of the Company, including Forms 10-QSB and 10-KSB. Tax fees were for preparation of federal and state income tax returns and related tax consultation. No other fees were incurred to Tanner LC during 2005 and 2004.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      GROEN BROTHERS AVIATION, INC.


                                      /s/ David Groen
                                      ---------------
                                      David Groen, President and Chief
                                      Executive Officer
                                      (Principal Executive Officer)

                                      Date:  October 13, 2005


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

  Signatures                     Capacity in Which Signed             Date
  ----------                     ------------------------             ----

/s/ David Groen        President and Chief Executive Officer    October 13, 2005
---------------
David Groen            (Principal Executive Officer)


/s/ Dennis P. Gauger   Chief Financial Officer and Secretary    October 13, 2005
-------------------
Dennis P. Gauger       (Principal Financial Officer)


/s/ Jay Groen          Director                                 October 13, 2005
-------------
Jay Groen

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

           Consolidated Statements of Cash Flows                            F-7

           Notes to Consolidated Financial Statements                       F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Groen Brothers Aviation, Inc.


We have audited the consolidated balance sheet of Groen Brothers Aviation, Inc. (the Company) as of June 30, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Groen Brothers Aviation, Inc., as of June 30, 2005, and the results of its operations and its cash flows for the years ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

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


/s/TANNER LC


Salt Lake City, Utah
September 30, 2005, except for Note
21, which is dated October 11, 2005

                          GROEN BROTHERS AVIATION, INC.
                           Consolidated Balance Sheet

Assets
------                                                           June 30, 2005
                                                           ---------------------

Current assets:
   Cash                                                           $     70,000
   Accounts receivable                                                  49,000
   Related party notes receivable                                       32,000
   Prepaid expenses                                                      4,000
   Inventories                                                         395,000
                                                           ---------------------

   Total current assets                                                550,000

Property and equipment, net                                            291,000
                                                           ---------------------

   Total assets                                                   $    841,000
                                                           =====================

Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:
   Accounts payable                                               $    942,000
   Accrued expenses                                                  4,149,000
   Deferred revenue                                                    588,000
   Notes payable                                                       779,000
   Related party notes payable                                       6,570,000
   Put option liability                                              1,515,000
                                                           ---------------------

   Total current liabilities                                        14,543,000

Long-term liabilities:
   Accrued expenses                                                  3,524,000
   Deferred revenue                                                     25,000
   Related party long-term debt                                        361,000
   Related party deposits                                            2,145,000
   Series B 15% cumulative redeemable
      non-voting preferred stock, no par
      value, 50,000,000 shares authorized,
      35,199 shares issued and outstanding                           33,009,000
                                                           ---------------------

   Total liabilities                                                53,607,000
                                                           ---------------------

Stockholders' deficit:
   Series A convertible preferred stock,
      no par value, 50,000,000 shares
      authorized, 1,400,000 shares issue
      and outstanding                                                   70,000
   Common stock, no par value, 500,000,000
      shares authorized, 130,424,172
      shares issued and outstanding                                 23,590,000
   Accumulated deficit                                             (76,426,000)
                                                           ---------------------

   Total stockholders' deficit                                     (52,766,000)
                                                           ---------------------

   Total liabilities and stockholders' deficit                    $    841,000
                                                           =====================

          See accompanying notes to consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
                      Consolidated Statements of Operations

                                                   Years Ended June 30,
                                             -----------------------------------
                                                                     2004
                                                 2005            As Restated

Revenues                                       $    864,000        $    509,000
                                             ---------------- ------------------

Costs and expenses:
   Cost of sales                                  1,237,000             495,000
   Research and development                       1,874,000           1,796,000
   General and administrative expenses            1,923,000           1,697,000
                                             ---------------- ------------------

   Total costs and expenses                       5,034,000           3,988,000
                                             ---------------- ------------------

   Loss from operations                          (4,170,000)         (3,479,000)
                                             ---------------- ------------------

Other income (expense):
   Related party interest income                      8,000               9,000
   Interest and other income                         25,000             170,000
   Interest expense                              (1,214,000)         (1,583,000)
   Series B preferred stock interest
     expense                                     (8,003,000)         (7,639,000)
                                             ---------------- ------------------

   Total other income (expense)                  (9,184,000)         (9,043,000)
                                             ---------------- ------------------

Loss before income taxes                        (13,354,000)        (12,522,000)

Income tax benefit                                        -                  -
                                             ---------------- ------------------

Net loss                                       $(13,354,000)       $(12,522,000)
                                             ================ ==================

Issuance of put option                                    -          (1,448,000)
                                             ---------------- ------------------

Net loss applicable to common stockholders     $(13,354,000)       $(13,970,000)
                                             ================ ==================


Net loss per share - basic and diluted         $      (0.11)       $      (0.14)
                                             ================ ==================

Weighted average number of common shares
   outstanding - basic and diluted              116,597,000         101,369,000
                                             ================ ==================



          See accompanying notes to consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
                Consolidated Statements of Stockholders' Deficit
                       Years Ended June 30, 2005 and 2004


                          Series B 15%
                     Cumulative Redeemable                               Series A
                          Non-Voting          Series A Convertible     Convertible
                        Preferred Stock        Preferred Stock       Preferred Stock     Common Stock
                     ------------------------ ---------------------   Subscription  --------------------  Accumulated
                     Shares    Amount          Shares      Amount     Receivable     Shares      Amount     Deficit       Total
                     ---------------------------------------------------------------------------------------------------------------
Balance, July 1,
  2003                18,443 $ 19,964,000  10,000,000 $ 2,717,000  $ (2,717,000) 98,819,978  $14,938,000 $(50,550,000) $(15,648,000)

Reclassify Series
   B preferred
   stock to debt
   per SFAS 150      (18,443) (19,964,000)          -           -             -           -            -            -   (19,964,000)
Capital contribution
   of Series B
   preferred stock
   premium accretion       -            -           -           -             -           -    4,844,000            -     4,844,000
Accrued interest on
   subscription
   receivable              -            -           -      43,000       (43,000)          -            -            -             -

Surrender of Series
   A preferred
   stock                   -            - (10,000,000) (2,760,000)    2,760,000           -            -            -             -
Issuance of common
  stock for:
   Cash                    -            -           -           -             -   6,843,413    1,368,000            -     1,368,000
   Finders'
    compensation           -            -           -           -             -      81,500            -            -             -
   Accounts payable        -            -           -           -             -     830,473      180,000            -       180,000
   Notes payable           -            -           -           -             -     312,659       63,000            -        63,000
   Collateral for
    notes payable          -            -           -           -             -     900,000            -            -             -
   Interest expense        -            -           -           -             -     601,254      124,000            -       124,000
   Return of deposits      -            -           -           -             -   1,583,625      317,000            -       317,000
   Employer 401(k)
    expense                -            -           -           -             -     340,841       68,000            -        68,000
Settlement of put
  option                   -            -           -           -             -   6,125,000            -            -             -
Issuance of put
  option                   -            -           -           -             -           -   (1,448,000)           -    (1,448,000)
Finders'
  compensation             -            -           -           -             -           -      (36,000)           -       (36,000)
Issuance of stock
  options for:
   Interest expense        -            -           -           -             -           -      391,000            -       391,000
   Accounts payable        -            -           -           -             -           -       50,000            -        50,000
Net loss                   -            -           -           -             -           -            -  (12,522,000)  (12,522,000)
                     ---------------------------------------------------------------------------------------------------------------
Balance, June 30,
  2004                     - $          -           -  $        -  $          - 116,438,743  $20,859,000 $(63,072,000) $(42,213,000)
                     ---------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
                Consolidated Statements of Stockholders' Deficit
                       Years Ended June 30, 2005 and 2004


                          Series B 15%
                     Cumulative Redeemable                               Series A
                          Non-Voting          Series A Convertible     Convertible
                        Preferred Stock        Preferred Stock       Preferred Stock     Common Stock
                     ------------------------ ---------------------   Subscription  --------------------  Accumulated
                     Shares    Amount          Shares      Amount     Receivable     Shares      Amount     Deficit        Total
                     ---------------------------------------------------------------------------------------------------------------
Balance forward,
  June 30, 2004            - $      -               -    $      -  $          - 116,438,743  $20,859,000 $(63,072,000) $(42,213,000)

Issuance of Series
   A preferred stock
   for accrued
   expenses                -        -       1,400,000      70,000             -           -            -            -        70,000
Issuance of common
  stock for:
   Cash                    -        -               -           -             -  12,574,580    2,515,000            -     2,515,000
   Finders
    compensation           -        -               -           -             -      10,750            -            -             -
   Accounts payable        -        -               -           -             -     287,500       57,000            -        57,000
   Accrued expenses        -        -               -           -             -     355,125       71,000            -        71,000
   Interest expense        -        -               -           -             -      65,109       13,000            -        13,000
   Return of
    deposits               -        -               -           -             -      66,375       13,000            -        13,000
   Employer 401(k)
    expense                -        -               -           -             -     440,990       88,000            -        88,000
   Consulting fees         -        -               -           -             -     185,000       32,000            -        32,000
Finders'
  compensation             -        -               -           -             -           -     (131,000)           -      (131,000)
Issuance of stock
  options for:
   Interest                -        -               -           -             -           -       61,000            -        61,000
   Accounts payable        -        -               -           -             -           -       12,000            -        12,000
Net loss                   -        -               -           -             -           -            -  (13,354,000)  (13,354,000)
                     ---------------------------------------------------------------------------------------------------------------
Balance, June 30,
  2005                     - $      -       1,400,000  $   70,000 $           - 130,424,172  $23,590,000 $(76,426,000) $(52,766,000)
                     ---------------------------------------------------------------------------------------------------------------



          See accompanying notes to consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
                      Consolidated Statements of Cash Flows


                                                                             Years Ended June 30,
                                                                     -------------------------------------
                                                                           2005               2004
                                                                           ----               ----
Cash flows from operating activities:
   Net loss                                                             $ (13,354,000)     $ (12,522,000)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization expense                                   117,000            142,000
      Common stock issued for interest expense                                 13,000            124,000
      Common stock issued for services                                         32,000                  -
      Common stock issued for 401(k) expense                                   88,000             68,000
      Stock options issued for interest expense                                73,000            391,000
      Interest expense accrued on Series B preferred stock                  8,003,000          7,639,000
      Interest expense on put option liability                                 67,000                  -
      Accrued interest expense added to debt principal                         24,000             42,000
      Interest income added to related party notes receivable                  (9,000)           (13,000)
      Gain on disposal of assets                                                    -           (107,000)
      (Increase) decrease in:
         Accounts receivable                                                  (32,000)           (36,000)
         Prepaid expenses                                                           -              8,000
         Inventories                                                           93,000           (396,000)
      Increase (decrease) in:
         Accounts payable                                                     158,000            (18,000)
         Accrued expenses                                                   1,386,000            500,000
         Deferred revenue                                                     (24,000)           406,000
         Related party deposits                                                     -            (37,000)
                                                                     ------------------ ------------------
   Net cash used in operating activities                                   (3,365,000)        (3,809,000)
                                                                     ------------------ ------------------

Cash flows from investing activities:
   Purchase of property and equipment                                         (95,000)            (6,000)
   Proceeds from the sale of assets                                                 -            107,000
   Issuance of related party notes receivable                                       -            (23,000)
   Payments of related party notes receivable                                  89,000                  -
                                                                     ------------------ ------------------
   Net cash provided by (used in) investing activities                         (6,000)            78,000
                                                                     ------------------ ------------------

Cash flows from financing activities:
   Proceeds from the issuance of debt                                       1,126,000            605,000
   Repayment of debt                                                         (207,000)          (183,000)
   Proceeds from the issuance of Series B preferred stock                           -          2,000,000
   Proceeds from the issuance of common stock                               2,515,000          1,368,000
   Payment of finders' compensation on issuance of common stock               (20,000)           (36,000)
                                                                     ------------------ ------------------
   Net cash provided by financing activities                                3,414,000          3,754,000
                                                                     ------------------ ------------------

Net increase in cash                                                           43,000             23,000
Cash, beginning of year                                                        27,000              4,000
                                                                     ------------------ ------------------

Cash, end of year                                                           $  70,000          $  27,000
                                                                     ================== ==================

          See accompanying notes to consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements


Note 1:  Organization and Summary of Significant Accounting Policies

         Organization and Principles of Consolidation -Effective November 1, 2004, Groen Brothers Aviation, Inc. (the "Company") merged American Autogyro, Inc. ("AAI"), a wholly owned subsidiary, into Groen Brothers Aviation USA, Inc. ("GBA-USA"), a wholly owned subsidiary. GBA-USA will continue the manufacturing, sales, marketing, and customer support functions of AAI's SparrowHawk gyroplane. GBA-USA will be doing business as (d.b.a.) American Autogyro for most of the SparrowHawk operations.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, GBA-USA and, through November 1, 2004, AAI. All significant intercompany balances and transactions have been eliminated. The primary business purpose of the Company is to develop, manufacture and market the gyroplane, which activities are considered one business segment.

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

         Inventories - Inventories are stated at the lower of cost or market. Cost is determined using primarily the first-in-first-out (FIFO) method.

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

         Related Party Deposits - Deposits consist of amounts received from the Company's authorized dealers on aircraft in anticipation of full-scale production of the Company's Hawk 4 gyroplane. The deposit guarantees a delivery sequence number and represents a percentage of the total estimated purchase price. The Company has also issued common stock to dealers as partial consideration for the delay in the certification of the Hawk 4 gyroplane. These costs have been charged to interest expense as incurred. The dealers have been given the opportunity to convert a portion of their deposits into shares of the Company's restricted common stock. As stockholders of the Company, the dealers are considered related parties. The Company continues its efforts to obtain the funding to complete the certification of the Hawk 4. Once such funding is obtained, the Company estimates the certification process will require two to three years to complete. Because of the long-term prospects of obtaining the funding and completing the certification, dealer deposits have been recorded as long-term liabilities.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



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

         Stock Options and Stock-Based Compensation - For stock options granted to employees, the Company utilizes the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123 as applicable. Accordingly, no compensation cost has been recognized in the consolidated financial statements for stock options granted to employees. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as indicated below:

                                                                Years Ended June 30,
                                                                                  2004
                                                              2005             As Restated
                                                            ---------------------------------

    Reported net loss applicable to common stockholders      $ (13,354,000)   $ (13,970,000)

    Deduct: Total stock-based employee compensation
       determined under fair value based method, net of
       related tax effects                                      (1,328,000)      (2,058,000)
                                                            ---------------------------------

    Pro forma net loss                                       $ (14,682,000)   $ (16,028,000)
                                                            =================================

    Basic and diluted loss per share:
             As reported                                     $       (0.11)   $       (0.14)
                                                            =================================

             Pro forma                                       $       (0.13)   $       (0.16)
                                                            =================================

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)


         The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                      Years Ended June 30,
                                                     2005               2004
                                             --------------------------------

        Expected dividend yield              $            -    $           -
        Expected stock price volatility                  59%              66%
        Risk-free interest rate                         3.5%             2.2%
        Expected life of options                 1 - 7 years      1 - 7 years

         The weighted average fair value of options and warrants granted during 2005 and 2004 was $0.07 and $0.08, respectively.

         Research and Development Costs - Research and development costs are expensed as incurred in accordance with SFAS No. 2, "Accounting for Research and Development Costs." The costs of materials and other costs acquired for research and development activities are charged to expense as incurred. Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management's estimate of the percentage of time spent by personnel in research and development activities.

         Revenue Recognition - The Company recognizes revenues from goods and services when there is a binding agreement, the product has been completely shipped or service has been delivered, collection is reasonably assured, and the Company has no significant obligations remaining. Portions of the purchase price of the Company's products collected from customers in advance of product delivery are recorded as deferred revenue. Therefore, revenues from the sale of SparrowHawk gyroplane kits are not recorded until all kit components and parts are delivered to the customer and collection of any remaining amounts due is reasonably assured.

         Financial Instruments with Characteristics of Both Liabilities and Equity - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The statement was effective on July 1, 2003 for financial instruments entered into or modified after May 31, 2003, and otherwise effective for existing financial instruments entered into before May 31, 2003. The adoption of SFAS No. 150 resulted in the reporting of the Company's Series B 15% Preferred Stock and a put option obligation as liabilities. The carrying value of the Series B 15% Preferred Stock was the same before and after adoption of SFAS No. 150, and therefore no cumulative effect adjustment was required.

         Put Option Liability - To comply with SFAS No. 150, the Company estimated the fair value of the put option liability at $1,515,000 at June 30, 2005 using the Black-Scholes option-pricing model. Until the obligation is satisfied, the Company will continue to use this methodology to periodically reassess the fair value of the put option liability to determine if the carrying value of the liability in the consolidated financial statements requires

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



adjustment, with changes in the fair value recognized as interest cost. The fair value of the put option liability is inversely related to the fair value of the Company's common stock. Any material changes in the fair value of the Company's common stock may result in material changes in the fair value of the put option liability.

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

         Advertising - Advertising costs are non-direct in nature, and are expensed over the periods in which the advertising takes place. Advertising expense totaled $7,000 and $8,000 for the years ended June 30, 2005 and 2004, respectively.

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

         The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise primarily from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 78,215,921 shares of common stock at exercise prices ranging from $0.15 to $1.10 and 49,985,504 shares of common stock at exercise prices ranging from $0.15 to $1.41 were outstanding at June 30, 2005 and 2004, respectively. Certain notes payable, long-term debt and related accrued interest payable were convertible into a total of 24,167,515 and 18,344,901 shares of common stock at June 30, 2005 and 2004, respectively, with conversion prices ranging from $0.20 to $1.25. Common stock equivalents were not included in the diluted loss per share calculation because the effect would have been antidilutive.

         Restricted shares of common stock issued as collateral for notes payable are excluded from the calculation of loss per common share.

         Reclassifications - Certain amounts in the consolidated financial statements for 2004 have been reclassified to conform with the current year presentation.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)


         Recently Issued Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with the first interim or annual period of the first fiscal year beginning after December 15, 2005 for small business issuers, as deferred by the Securities and Exchange Commission. This means that the Company will be required to implement FAS No. 123(R) no later than the quarter beginning July 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on July 1, 2006. The impact on the Company's financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. However, the Company believes the adoption of FAS No. 123(R) may have a material effect on the Company's financial position and results of operations.

         The FASB has issued FAS Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company anticipates adopting FAS No. 154 on January 1, 2006, and does not believe the adoption of this new accounting pronouncement will result in a material impact on the Company's financial condition or results of operations.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



Note 2:  Going Concern

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses, the excess of current liabilities over current assets, the stockholders' deficit, and negative cash flows from operations, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on attaining profitable operations, restructuring its debt obligations, and obtaining additional outside financing. The Company has funded losses from operations in the current year primarily from the issuance of debt and the sale of the Company's restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.

         Operating revenues from the sale of SparrowHawk kit gyroplanes, the Company's primary source of revenues through June 30, 2005, are not currently sufficient, nor will they be sufficient in the near future, to cover operating expenses for the following reasons:

         o To date, the Company has experienced a negative gross profit on sales because of the start-up and "learning curve" costs that are normally experienced in the production of a new product.

         o The Company projects that as the Company improves it manufacturing capabilities and increases its sales efforts, the negative gross profit on sales will narrow in fiscal year 2006, although there is no assurance that the Company will be successful in reducing the negative gross margin.

         o The Company continues to incur significant research and development expenditures related to fully assembled SparrowHawk gyroplane derivatives and to potential applications of the Company's technology to heavy lift vertical take-off military aircraft, runway independent short-haul airliners and other aircraft.

         o Marketing and sales efforts continue, but the number of SparrowHawk kits sold is below expectations, due in part to lack of funding to undertake product development and to pay for increased sales and marketing efforts.

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

         The Company does not expect revenues from the sale of Hawk 4 gyroplanes will be realized until the Company completes the Federal Aviation Administration ("FAA") or equivalent international certification of the aircraft. Currently, the Company estimates that approximately $40 million and a two to three year period will be required to complete the certification. The Company is in discussions with parties that have expressed interest in funding the completion of the certification and commencing the production of the Hawk 4 gyroplane. These discussions are ongoing, and the Company is not in a position to conclude how likely a favorable outcome to these opportunities is. If one or more of these funding transactions is completed, the Company believes there will be

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



sufficient working capital to fund operating deficits for fiscal year 2006 and for the next 2 to 3 years. In addition, with the announcement of such a funding source, the Company believes prospects will improve to raise equity capital from other sources to fund operations and meet debt obligations. Because of ongoing research and development efforts and the projected costs of certification, the Company does not project that it will have net income or positive cash flows from operations until FAA certification is obtained and sales of Hawk 4 gyroplanes reach planned levels.

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

Note 3: Restatement and Loss Per Common Share

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

         The calculation of the weighted average number of common shares outstanding excludes common shares that have been issued as collateral for certain notes payable to related parties (Note 8). These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time. The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full. At June 30, 2005, the Company had issued 5,750,000 shares of common stock as collateral.

         The calculation of the weighted average number of common shares outstanding previously reported for the year ended June 30, 2004 and prior years did not exclude common shares that have been issued as collateral for certain notes payable to related parties. Therefore, the calculation of net loss per share was not correctly made. The consolidated statement of operations for the year ended June 30, 2004 has been restated to correct the error in reporting the weighted average number of common shares outstanding and the net loss per share as follows.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)




  Weighted average number of common shares
     outstanding - basic and diluted as previously reported         107,119,000
  Adjustment                                                         (5,750,000)
                                                                  --------------
  Weighted average number of common shares
     outstanding - basic and diluted as adjusted                    101,369,000
                                                                  ==============


  Net loss per share  - basic and diluted as previously reported  $       (0.13)
  Adjustment                                                              (0.01)
                                                                  --------------

  Net loss per share  - basic and diluted as restated             $       (0.14)
                                                                  ==============


Note 4:  Related Party Notes Receivable

         Related party notes receivable, resulting primarily from cash advances, consist of two unsecured notes receivable totaling $32,000 from officers and shareholders, bearing interest at 8% per annum and due on demand.


Note 5:  Detail of Certain Balance Sheet Accounts

  Inventories consist of the following:

  Raw materials and parts                                         $     226,000
  Work-in-progress                                                      169,000
                                                                  --------------

                                                                  $     395,000
                                                                  ==============


  Property and equipment consists of the following:

  Equipment and tools                                             $     825,000
  Computer equipment and software                                       317,000
  Aircraft                                                              120,000
  Vehicles                                                               66,000
  Leasehold improvements                                                 53,000
  Furniture                                                              55,000
                                                                  --------------

                                                                      1,436,000
  Accumulated depreciation and amortization                          (1,145,000)
                                                                  --------------

                                                                  $     291,000
                                                                  ==============

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



  Accounts payable consist of the following:

  Trade accounts payable                                          $     365,000
  Related party payables                                                577,000
                                                                  --------------

                                                                  $     942,000
                                                                  ==============

  Deferred revenue consists of the following:

  Related party customer advance payments                         $     274,000
  Customer advance payments                                             314,000
                                                                  --------------

                                                                  $     588,000
                                                                  ==============

  Deposits consist of the following:

  Related party dealer deposits                                   $   1,741,000
  Dealer deposits                                                       404,000
                                                                  --------------

                                                                  $   2,145,000
                                                                  ==============

         Related parties consist of officers, directors and shareholders.


Note 6:  Accrued Expenses:

         Accrued expenses reported as current liabilities consist of the following:


         Compensation and related taxes                           $     563,000
         Related party interest                                       2,844,000
         Interest                                                       497,000
         Consulting fees                                                 81,000
         Finders' compensation                                           74,000
         Royalties to related parties (Note 19)                          12,000
         Other                                                           78,000
                                                                  --------------

         Total                                                    $   4,149,000
                                                                  ==============

         Accrued related party interest payable is comprised of interest expense payable on notes payable to related parties, consisting primarily of stockholders of the Company.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)


         Long-term accrued expenses consist of the following:


         Deferred compensation                                    $   3,010,000
         Accrued payroll taxes on deferred compensation                 131,000
         Accrued interest on deferred compensation                      383,000
                                                                  --------------

         Total                                                    $   3,524,000
                                                                  ==============

         The deferred compensation is payable to ten officers and directors of the Company, with amounts originating from fiscal year 1998 through fiscal year 2005. In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary. The terms of the Company's Series B 15% Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B 15% Preferred Stock have been paid in full. Therefore, the deferred compensation and related accrued payroll taxes and interest payable are classified as long-term liabilities at June 30, 2005. Absent payment restrictions related to outstanding Series B 15% Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company's Board of Directors. Through June 30, 2005, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company's outstanding financing agreements and would be prudent in light of the Company's financial condition and availability of cash. In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum. The accrual of interest was permanently discontinued on July 1, 2004.


Note 7:  Notes Payable

         Current notes payable are comprised of the following:

         Unsecured notes payable to vendors with interest
            at 20% for the first three months and 25%
            thereafter, in default as of June 2005                     $291,000

         Unsecured note payable to a vendor with interest
            at 12%, in default as of June 2005                          272,000

         Unsecured note payable to an individual with
            interest at 12%, due on demand                               89,000

         Unsecured note payable to a company with interest
            at 10.5%, due on demand                                      10,000

         Unsecured note payable to a company with interest
            at 12%, due on demand                                        10,000

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



         Unsecured notes payable to a governmental sponsored
            organization due in monthly installments of 3%
            of gross monthly revenues, including interest at
            the prime rate plus 2%(6% at June 30, 2005), in
            default as of June 2005                                     100,000

         Other unsecured notes payable                                    7,000
                                                                  --------------

                                                                  $     779,000
                                                                  ==============

         Short-term notes payable at June 30, 2005 include notes payable to vendors and others totaling $663,000 that is technically in default. In addition, the Company is delinquent in making payments of accrued interest payable of $460,000 on this debt at June 30, 2005. The Company continues ongoing negotiations with these lendors and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

         Certain of these note holders may choose to convert outstanding principal and interest balances to common stock at a price of $0.20 per share. At June 30, 2005, $118,000 of principal and interest were convertible into 587,578 shares of the Company's common stock (see Note 13).


Note 8:  Related Party Notes Payable

         Related party notes payable are comprised of the following:

         Unsecured notes payable to stockholders with interest
            at 18%, due on demand                                 $   3,292,000

         Unsecured note payable to stockholder with interest
            at 16%, due on demand                                        50,000

         Unsecured notes payable to stockholders with interest
            at 12%, due on demand                                       821,000

         Unsecured notes payable to a stockholder with interest
            at 60%, due on demand                                        50,000

         Unsecured note payable to a stockholder with interest
            at 25%, in default as of June 30, 2005                       21,000

         Unsecured note payable to stockholder with interest
            at 12.5%, due on demand                                     100,000

         Unsecured notes payable to stockholders with interest
            at 8%, due in the next twelve months or on demand           554,000

         Unsecured note payable to an entity owned by certain
            members of senior management, with interest at 12%,
            due on demand                                               180,000

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



         Note payable to a stockholder with interest at 18%,
            due on demand, secured by research and development
            parts                                                        50,000

         Notes payable to stockholders with interest at 12%,
            due on demand, secured by common stock                      365,000

         Unsecured note payable to a stockholder with interest
            at 12%, monthly payments of principal and interest
            of $11,000 beginning January 2005 through December
            2006, in default as of June 2005                            224,000

         Notes payable to stockholders with interest at 10%,
            monthly payments of principal and interest ranging
            from $2,000 to $5,000 through September to November
            2006, secured by common stock, in default as of
            June 2005                                                   198,000

         Other unsecured note payable                                     5,000

         Capital lease obligations (see Note 10)                        660,000
                                                                  --------------

                                                                  $   6,570,000
                                                                  ==============

         Related party notes payable at June 30, 2005 include notes payable and capital lease obligations totaling $1,103,000 that are technically in default. In addition, the Company is delinquent in making payments of accrued interest payable of $57,000 on this related party debt at June 30, 2005.

         Certain shareholder related party note holders may choose to convert outstanding principal and interest balances to common stock. The prices per share range from $0.20 per share to $1.25 per share. At June 30, 2005, $7,561,000 of principal and interest were convertible into 21,646,246 shares of the Company's common stock (see Note 13).

         A total of 5,750,000 shares of the Company's common stock have been issued as collateral for related party notes payable totaling $563,000 (see Note
3).

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



Note 9:  Related Party Long-Term Debt

         Related party long-term debt is comprised of the following:

         Unsecured related party note payable to a stockholder
            with interest at 5%, due February 2007                $     175,000

         Unsecured related party note payable to a stockholder
            with interest at 12%, due February 2010                     186,000
                                                                  --------------

         Total                                                    $     361,000
                                                                  ==============

         The stockholders may choose to convert outstanding principal and interest balances to common stock at $0.20 per share. At June 30, 2005, $382,000 of principal and interest were convertible into 1,910,545 shares of the Company's common stock (see Note 13).

         Future maturities of related party long-term debt are as follows:

         Years Ending June 30:

                  2006                                            $           -
                  2007                                                  175,000
                  2008                                                        -
                  2009                                                        -
                  2010                                                  186,000
                                                                  -------------

                                                                  $     361,000
                                                                  ==============

Note 10:  Capital Lease Obligations

         The Company has entered into capital lease agreements with a related party financial institution for certain property and equipment and research and development components. The principals of the financial institution are shareholders of the Company who are also considered related parties. Assets held under capital lease and included in property and equipment at June 30, 2005 are as follows:

         Shop equipment and tools                                 $     170,000
         Accumulated amortization                                      (125,000)
                                                                  --------------

                                                                  $      60,000
                                                                  ==============

         Depreciation expense for assets under capital lease is included with depreciation expense for all other depreciable assets.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



         Future minimum lease payments are as follows:

         Year Ending June 30:
                2005                                              $     684,000

                Less amount representing interest                       (24,000)
                                                                  --------------

         Present value of minimum lease payments (see Note 8)     $     660,000
                                                                  ==============

         Under the terms of the capital leases, if a lease is in default the lessor has the ability to declare as due and payable all unpaid rentals under the lease. As of June 30, 2005, all capital leases were in default.

Note 11:  Stockholder Put Options and Put Option Liability

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

         During the year ended June 30, 2004, the Company and the stockholder entered into a modified Stock Purchase Agreement to redefine and complete the obligations of the first agreement. Pursuant to the modified agreement, the stockholder put the 875,000 common shares to the Company for an aggregate price of $1,400,000. The Company issued 6,125,000 shares of restricted common stock in net settlement of the put, with a market value of $.20 per share, or $1,400,000 assigned to the shares issued and recorded as an increase to the common stock account. However, the other side of this accounting entry, a debit of $1,400,000 for the redemption of the 875,000 shares was also recorded to the common stock account. The debit and credit for the same amount in the same account netted to zero with the net result of no value assigned to the transaction in the common stock account. The Company retained an exclusive option through November 15, 2004 and a non-exclusive option from November 16, 2004 through November 15, 2008 to repurchase the 6,125,000 common shares. The exercise price of this option initially was $0.20 per share, increasing by once cent ($0.01) per share every four months from November 15, 2003 until July 15, 2008.

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

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



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

         The Amendment to the Common Stock Purchase Agreement Dated November 7, 2000 was finalized in the fiscal year ended June 30, 2004, therefore the put option is subject to the accounting requirements of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which was effective for periods beginning after June 15, 2003. Pursuant to SFAS No. 150, the Company has estimated the value of its obligation under the put option at $1,515,000 at June 30, 2005 using the Black-Scholes option pricing model. This obligation is recorded as a current liability in the consolidated balance sheet as of June 30, 2005. Until the obligation is satisfied, the Company will continue to use the Black Scholes option pricing model to periodically reassess the fair value of the put option liability to determine if the carrying value of the liability in the consolidated financial statements requires adjustment, with changes in fair value recognized as interest cost. The fair value of the put option liability is inversely related to the fair value of the Company's common stock. Any material changes in the fair value of the Company's common stock may result in material changes in the fair value of the put option liability.

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

Note 12:  Preferred Stock

         The Company has authorized 200,000,000 shares of preferred stock having no par value. There are four series of preferred stock with 50,000,000 shares authorized within each series. The rights, terms and preferences of preferred stock are set by the Board of Directors. As of June 30, 2005, the Board of Directors has set rights, terms and preferences of Series B and Series A Preferred Stock for issue.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



         Series B 15% Preferred Stock

         At June 30, 2005, there were 35,199 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock (the "Series B 15% Preferred Stock") outstanding. The rights, terms, and preferences of the outstanding preferred shares are as follows:

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

         On October 14, 2003, and in exchange for 2,500,000 warrants to purchase common shares at $0.30 per common share, exercisable within three years of the date of issue, the holders of the shares of the Series B 15% Preferred Stock agreed to extend the redemption date to October 31, 2005. The Company estimated the value of these warrants at $125,000 using the Black-Scholes option pricing model and charged this amount to interest expense. In connection with this extension, the Company and the holders also agreed to certain modifications to the features of the Series B 15% Preferred Stock, and the Company amended its Articles of Incorporation as follows:

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

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



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

         In November 2003, the Company issued 8,000 shares of Series B 15% Preferred Stock with a Stated Value of $8,000,000 in exchange for cash of $2,000,000. Accretion of the difference is computed under the straight-line method over the life of the Series B 15% Preferred Stock. In connection with this transaction, the Company and the holders of the Series B 15% Preferred Stock agreed to additional modifications to the features of the Series B 15% Preferred Stock, and the Company further amended its Articles of Incorporation as follows:

         o Defined the maturity date of the Series B 15% Preferred Stock as the first to occur of (a) October 31, 2005 (see however Note 21),
              (b) the occurrence of a defined "liquidation event", or (c) the date that is six months following the receipt by the Company or its affiliates of proceeds from one or more financing transactions in excess of $50 million.

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

         As a result of the November 2003 modifications to the features of the Series B 15% Preferred Stock, if the Company is successful in raising the levels of funding that it requires to bring its debt obligations current, fund its planned operations, and complete aircraft certification requirements for its Hawk 4 gyroplane, significant portions of this funding may be required to make redemption payments on the Series B 15% Preferred Stock in advance of the October 31, 2005 maturity date (extended to January 1, 2007, see Note 21). At June 30, 2005, the recorded value of the Series B 15% Preferred Stock was $33,009,000, which was recorded as a long-term liability.

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

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



         For the years ended June 30, 2005 and 2004, and for all periods beginning after June 15, 2003, the Company's Series B 15% Preferred Stock is classified as a liability because it embodies an obligation of the Company and falls within the scope of SFAS 150. Previously, the Company's Series B 15% Preferred Stock was classified as equity. As a result, at June 30, 2005 the Company's Series B 15% Preferred Stock is classified as a liability. Because the carrying value of the Series B 15% Preferred Stock was the same before and after adoption of SFAS 150, the Company's consolidated statement of operations for the year ended June 30, 2004 does not include the cumulative effect of a change in accounting principle as required by Paragraph 29 of SFAS 150. Series B 15% Preferred Stock accretion and dividends have been expensed during the years ended June 30, 2005 and 2004 as an interest cost. Previously, Series B 15% Preferred Stock accretion and dividends were not expensed as an interest cost, but were applied to the net loss applicable to common stockholders.

         Series A Convertible Preferred Stock

         Voting control by one of the Company's founders, David Groen, had existed from November 7, 2000 by means of shares of Series A Preferred Stock issued to him in exchange for a note receivable. The note receivable matured in November 2003, and Mr. Groen surrendered all Series A Preferred Stock in cancellation of the note. The Board of Directors and management of the Company believed that the continuity of voting control by one or both of the founders of the Company was crucial to the ongoing operations and growth of the Company.

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

         o Upon, and only upon, the Company reaching significant revenue milestones, the shares are convertible into common stock of the Company through payment of a cash conversion price of $0.50 per share of common stock, convertible on a one-for-one hundred (1:100) basis (100 shares of common stock for each share of Series A Convertible Stock). Conversion is allowed at the rate of 25% of the preferred shares for each $30 million in defined cumulative gross sales, for a total of $120 million in sales. This convertibility is also only available if these significant revenue milestones are met within seven years from the date of issue of the Series A Convertible Preferred Stock.

         o The shares, including all voting and conversion rights, to the extent not converted into common shares, will expire seven years from the date of issue, and will be cancelled by the Company.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



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

Note 13:  Common Stock

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

         During the year ended June 30, 2005, the Company issued a total of 13,985,429 shares of its restricted common stock, primarily to accredited investors in transactions exempt from registration. These shares were issued generally at a price of $0.20 per share through private placement offerings in reliance upon the exemption from registration contained in Rule 506 of Regulation D. The shares were issued for the following consideration: 12,574,580 shares for cash of $2,515,000; 10,750 shares in payment of finders' compensation on the sale of common stock; 287,500 shares in payment of accounts payable of $57,000; 355,125 shares in payment of accrued expenses of $71,000; 440,990 shares in payment of the Company's matching contribution to its 401(k) plan of $88,000; 185,000 shares in payment of consulting services of $32,000; 65,109 shares in payment of interest expense of $13,000; and 66,375 shares for the return of $13,000 of deposits. In addition, total finders' compensation on the sale of common stock totaled $131,000. The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



         The Company has generally placed a value of $.20 per share on non-cash transactions where shares of the Company's restricted common stock have been issued in payment of goods and services, reduction of debt and other purposes. The Company believes, based on the many cash sales of the Company's restricted common stock during the year ended June 30, 2005, all at $.20 per share, that $.20 per share is an appropriate value per share to use for issuances of restricted common shares in non-cash transactions. The $.20 per share also approximated the average quoted market price of the Company's common stock during the year.

         During the year ended June 30, 2005, the Company issued a total of 44,889,921 stock options: 23,250,000 options to employees under the Company's ISO 2000 stock option plan with exercise prices of $0.25 to $1.00 per share exercisable for periods of 3 to 7 years; 19,265,830 options to investors in connection with the sale of common stock of the Company with exercise prices of $0.20 to $0.25 per share exercisable for periods of 1 to 2 years; 1,596,591 options as a loan origination fee or other compensation to lendors with an exercise price of $0.20 per share exercisable for a period of 1 to 3 years; and 777,500 options to vendors for services with exercise prices of $0.20 to $1.00 per share exercisable for periods of 1 to 5 years. The Company estimated the value of the vested portion of options issued to lenders at $61,000 using the Black-Scholes option pricing model, and charged this amount to interest expense. The Company estimated the value of the 277,500 options issued to vendors for services at $12,000 using the Black-Scholes option pricing model, and charged this amount to general and administrative expense.

         During the years ended June 30, 2003 and 2004, the Company issued a total of 4,850,000 and 900,000 shares of restricted common stock, respectively, as collateral for certain convertible notes payable. No value was assigned to these shares because the shares are further restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.

         The legend will only be removed if the Company is in default on the applicable loan, at which time, a new certificate will be issued and a value recorded for the shares to account for the loan and accrued interest settled. In addition, the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable loan and accrued interest are paid in full. To date, the Company has not defaulted on any loan where common stock has been pledged as collateral. It is the Company's position that there will be no default on these loans, and therefore, all 5,750,000 collateral shares will be returned. Under this assumption, the Company believes it is appropriate to not assign any value to the collateral shares issued and to not include these shares in the calculation of loss per share.

         The conversion prices per share of the convertible notes payable and long-term debt disclosed in Notes 7, 8 and 9 were based on the cash price per common share paid in private placement transactions on or near the date the debt agreements were negotiated. The cash price per common share and the conversion prices per share approximated the quoted market price per share of the Company's common stock on or near the date the note agreements were negotiated. The conversion prices per share have all been set at the market price of the common stock, or above the market price whenever possible, with market price typically established at the price per share that the Company was selling restricted common shares for cash at the time. Because the conversion price per share was generally "under water" in substantially all of these transactions, the Company concluded that the conversion terms did not represent a beneficial conversion feature. Therefore, no beneficial conversion features have been accounted for in the Company's consolidated financial statements for these transactions.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



Note 14:  Stock Option Plan

         Under the Company's 2000 amended and restated stock option plan (Plan), there are 60 million shares that are authorized for stock options. The Company may issue both non-qualifying stock options and qualifying incentive stock options. All stock options have an exercise price that is not less than 100 percent of the fair market value on the date of the grant. While expiration dates vary on particular grants, no stock options may be exercised more than ten years after the date of grant. Qualifying incentive stock options are granted only to employees, while non-qualifying options may be granted to employees, directors, and non-employees.

         On May 17, 2002 and June 10, 2005, the Company filed Form S-8 Registration Statements ("Registration") for the Plan under the Securities Act of 1933. Options granted under the Plan prior to the filing of the 2002 Registration can only be exercised for restricted common stock as defined under the Securities and Exchange Commission Rule 144. Options granted under the Plan after the 2002 Registration can be exercised for unrestricted and free trading common stock.

         The Company's Board of Directors may also authorize the issuance of other stock options and warrants outside of the Plan.

         A summary of the Company's stock options and warrants is as follows:

                                          Number of Options   Weighted Average
    Year Ended June 30, 2004                and Warrants        Exercise Price
                                         --------------------------------------
    Outstanding at Beginning of Year             40,630,567             $ 0.56
    Granted                                      20,718,851               0.26
    Exercised                                       (25,000)              0.20
    Canceled                                     (1,175,000)              0.55
    Expired                                     (10,163,914)              0.50
                                         --------------------------------------

    Outstanding at End of Year                   49,985,504             $ 0.45

                                         ======================================

    Exercisable at End of Year                   41,307,169             $ 0.45

                                         ======================================

                     GROEN BROTHERS AVIATION, INC.
              Notes to Consolidated Financial Statements
                              (Continued)



                                          Number of Options    Weighted Average
    Year Ended June 30, 2005                 and Warrants        Exercise Price
                                         ---------------------------------------
    Outstanding at Beginning of Year             49,985,504             $ 0.45
    Granted                                      44,889,921               0.37
    Canceled                                     (6,875,000)              0.75
    Expired                                      (9,784,504)              0.25
                                         ---------------------------------------

    Outstanding at End of Year                   78,215,921             $ 0.40

                                         =======================================

    Exercisable at End of Year                   54,242,589             $ 0.37

                                         =======================================


         Of the total options and warrants outstanding, 34,175,000 and 17,300,000 options were granted under the Plan at June 30, 2005 and 2004, respectively.

         The following table summarizes information about stock options and warrants outstanding at June 30, 2005:


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
Range of Exercise      Number          Average     Contractual Life       Number        Weighted Average
      Prices         Outstanding    Exercise Price      (Years)         Exercisable       Exercise Price
---------------------------------------------------------------------------------------------------------

$  0.15 - 0.20       18,756,171       $    0.18             1.81        17,756,171           $    0.18
   0.25 - 0.30       40,083,750            0.25             3.38        24,518,751                0.26
   0.50 - 0.63        2,901,000            0.54             1.36         2,734,333                0.54
   1.00 - 1.10       16,475,000            1.01             3.27         9,233,334                1.01
-------------------------------------------------------------------------------------------------------

 $ 0.15 - 1.10       78,215,921        $   0.40             2.90        54,242,589           $    0.37
=======================================================================================================

                     GROEN BROTHERS AVIATION, INC.
              Notes to Consolidated Financial Statements
                              (Continued)


Note 15:  Income Taxes

         The benefit for income taxes differs from the amount computed at the federal statutory rate as follows:

                                                     Years Ended June 30,
                                               ---------------------------------
                                                   2005             2004
                                               ---------------------------------
         Income tax benefit at
           federal statutory rate                 $  5,208,000     $  4,257,000
         Series B preferred stock interest
           expense                                  (3,121,000)      (2,597,000)
         Research and
           development credit                           96,000          126,000
         Other                                        (251,000)         (76,000)
         Change in valuation
           allowance                                (1,932,000)      (1,710,000)
                                               ---------------------------------

                                                  $          -     $          -
                                               =================================


         Deferred tax assets (liabilities) are as follows:

           Net operating loss carryforwards                       $  21,245,000
           Research and development credit carryforward               1,845,000
           Charitable contributions carryforward                         57,000
           Accrued payroll                                            1,341,000
           Other                                                         51,000
           Valuation allowance                                      (24,539,000)
                                                                  --------------

                                                                  $           -
                                                                  ==============

         At June 30, 2005, the Company has net operating loss carryforwards available to offset future taxable income of approximately $54 million which will begin to expire in 2006. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 limits the annual amount that can be utilized for certain of these carryforwards as a result of changes in ownership of the Company. An ownership change may have occurred which may severely impact the utilization of the net operating loss carryforwards.

         Due to uncertainties surrounding the realization of all carryforwards and currently non-deductible accruals, a valuation allowance has been established to offset the net deferred income tax asset resulting from such deferred tax items.

                     GROEN BROTHERS AVIATION, INC.
              Notes to Consolidated Financial Statements
                              (Continued)



Note 16:  Supplemental Statement of Cash Flows Information

         During the year ended June 30, 2005, the Company:

         o Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $25,000.

         o    Issued debt to acquire property and equipment of $7,000.

         o    Issued common stock in payment of accounts payable of $57,000.

         o    Issued common stock in payment of accrued expenses of $71,000.

         o Increased accrued expenses and decreased common stock by $111,000 for accrued finders' compensation.

         o Decreased accrued expenses and increased Series A convertible preferred stock by $70,000 for the issuance of 1,400,000 shares of Series A convertible preferred stock.

         o Decreased accrued expenses by $27,000, decreased debt by $40,000 and increased Series B preferred stock by $67,000 for the conversion of debt and accrued interest payable into 67 shares of Series B preferred stock.

         o Increased accrued expenses and decreased debt by $14,000 for the reclassification of interest payable.

         o    Issued common stock in return of deposits of $13,000.

         o Decreased deferred revenue through the issuance of debt of $28,000.

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

                     GROEN BROTHERS AVIATION, INC.
              Notes to Consolidated Financial Statements
                              (Continued)



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

         Actual cash paid for interest was $162,000 and $162,000 in fiscal years 2005 and 2004, respectively.

                     GROEN BROTHERS AVIATION, INC.
              Notes to Consolidated Financial Statements
                              (Continued)




17:  Operating Lease Obligations

         The Company leases certain property, vehicles and facilities under noncancellable operating leases. Future minimum rental payments required under these leases are as follows:

         Years Ending June 30,                                      Amount

                  2006                                             $    144,000
                  2007                                                  147,000
                  2008                                                  122,000
                                                                   ------------

                                                                   $    413,000
                                                                   ------------

         Rental expense for noncancellable operating leases was $236,000 and $221,000 for the years ended June 30, 2005 and 2004, respectively.

Note 18:  401(k) Saving Plan

         The Company has a 401(k) Plan (the Plan) to provide retirement and incidental benefits for its employees. Employees may contribute from 1% to 25% of their gross pay to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company may contribute a matching contribution at a rate set by the Board of Directors. The Plan operates on a calendar year basis. In fiscal year 2005, and based on contributions by employees during calendar year 2004, the Company made a matching contribution to the Plan in the form of 440,990 shares of its common stock valued at $88,000. In fiscal year 2004, and based on contributions by employees during calendar year 2003, the Company made a matching contribution to the Plan in the form of 340,841 shares of its common stock valued at $68,000. Shares issued under the Plan are "restricted" as defined under the Securities and Exchange Commission Rule 144.

Note 19:  Commitments and Contingencies

         The Company has entered into employment agreements with certain officers of the Company. The employment agreements can be terminated at any time. Upon termination, the Company retains all rights to the gyroplane and the related technology and the officers have a covenant not to compete for a period of three years.

         Royalty payments of 1% of the gross sales price of gyroplanes are to be paid to the Company's founders, David and Jay Groen. Through June 30, 2005, royalties payable totaled $6,000 to each of these individuals, which amounts are included in cost of sales in the consolidated statement of operations for the year ended June 30, 2005. No royalties were recorded in fiscal year 2004.

         The Company has royalty agreements with two holders of notes payable totaling $300,000 which entitle the note holders to receive royalties on the sales by the Company of certain gyroplanes other than the SparrowHawk gyroplane. The royalties are calculated on each aircraft sold, and are limited to a combined maximum total of $1.3 million.

                     GROEN BROTHERS AVIATION, INC.
              Notes to Consolidated Financial Statements
                              (Continued)



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

Note 21.  Subsequent Events

         On October 11, 2005, the holders of the Series B 15% Preferred Stock ("Series B Holders") extended the redemption date of the Series B 15% Preferred Stock from October 31, 2005 to January 1, 2007. The Company amended its Articles of Incorporation on October 11, 2005 to reflect the modification to the redemption date. The Series B 15% Preferred Stock has been reported as a long-term liability of $33,009,000 in the consolidated balance sheet as of June 30, 2005 because of the extension of the redemption date to January 1, 2007.

         The extension requires the following consideration to be paid to the Series B Holders:

         o The cancellation of existing warrants issued to the Series B Holders to purchase 2.5 million shares of the Company's common stock at an exercise price of $0.30 per share.

         o The issuance of warrants to purchase 6.85 million shares of the Company's common stock exercisable through January 1, 2009 at an exercise price of $0.30 per share.

                     GROEN BROTHERS AVIATION, INC.
              Notes to Consolidated Financial Statements
                              (Continued)



         o The issuance of additional shares of Series B 15% Preferred Stock with a redemption value of $10.7 million face value (10,700 shares) on January 1, 2007, with reductions in the number of shares to be issued allowed for repayments of amounts due to the Series B Holders in accordance with an agreed-upon formula.