Form 10QSB
period 2005-09-30
GROEN BROTHERS AVIATION INC /UT/
filed 2005-11-21
CIK 870743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005


                          Commission file number 018958

                          GROEN BROTHERS AVIATION, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

          Utah                                                  87-0489865
------------------------------                               ------------------
State or other jurisdiction of                               I.R.S. Employer
Incorporation or organization                                Identification No.


2640 W. California Ave., Suite A
Salt Lake City, Utah                                              84104
--------------------------------------                           --------
Address of principal executive offices                           Zip Code


Registrant's telephone number, including area code (801) 973-0177


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Class                                 Outstanding at September 30, 2005
--------------------------                    ---------------------------------
Common Stock, No Par Value                              134,422,136

Transitional Small Business Disclosure Format  Yes  [   ]   No  [X]

                          GROEN BROTHERS AVIATION, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet, September 30, 2005
            (unaudited)........................................................2

         Condensed Consolidated Statements of Operations for the Three
            Months ended September 30, 2005 and 2004 (unaudited)...............3

         Condensed Consolidated Statements of Cash Flows for the Three
            Months ended September 30, 2005 and 2004 (unaudited)...............4

         Notes to Condensed Consolidated Financial Statements..................5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................18

Item 3.  Controls and Procedures..............................................27


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................29

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........29

Item 3.  Defaults Upon Senior Securities......................................29

Item 4.  Submission of Matters to a Vote of Security Holders..................30

Item 5.  Other Information....................................................30

Item 6.  Exhibits and Reports on Form 8-K.....................................30

SIGNATURES....................................................................31

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                          GROEN BROTHERS AVIATION, INC.
                Condensed Consolidated Balance Sheet (Unaudited)
                               September 30, 2005

Assets
------

Current assets:
   Accounts receivable                                        $          30,000
   Related party notes receivable                                        34,000
   Prepaid expenses                                                       4,000
   Inventories                                                          339,000
                                                              -----------------

   Total current assets                                                 407,000

Property and equipment, net                                             374,000
                                                              -----------------

   Total assets                                               $         781,000
                                                              =================

Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:
   Bank overdraft                                             $          26,000
   Accounts payable                                                   1,026,000
   Accrued expenses                                                   4,373,000
   Deferred revenue                                                     666,000
   Short-term notes payable                                             794,000
   Related party notes payable                                        6,625,000
   Put option liability                                               1,534,000
                                                              -----------------

   Total current liabilities                                         15,044,000

Long-term liabilities:
   Accrued expenses                                                   3,642,000
   Deferred revenue                                                      25,000
   Related party long-term debt                                         361,000
   Related party deposits                                             2,145,000
   Series B 15% cumulative redeemable non-voting
      preferred stock, no par value, 50,000,000
      shares authorized, 36,519 shares issued
      and outstanding                                                35,850,000
                                                              -----------------

   Total liabilities                                                 57,067,000
                                                              -----------------

Stockholders' deficit:
   Series A convertible preferred stock, no par
      value, 50,000,000 shares authorized, 1,400,000
      shares issue and outstanding                                       70,000
   Common stock, no par value, 500,000,000 shares
      authorized, 134,422,136 shares issued and
      outstanding                                                    24,658,000
   Accumulated deficit                                              (81,014,000)
                                                              -----------------

   Total stockholders' deficit                                      (56,286,000)
                                                              -----------------

   Total liabilities and stockholders' deficit                $         781,000
                                                              ==================

     See accompanying notes to condensed consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
           Condensed Consolidated Statements of Operations (Unaudited)
                        Three Months Ended September 30,

                                                                       2004
                                                                    As Restated
                                                       2005          (Note 2)
                                                   -----------      ------------
Revenues                                           $   196,000      $   166,000
                                                   -----------      ------------

Costs and expenses:
   Cost of sales                                       372,000          178,000
   Research and development                            643,000          467,000
   General and administrative expenses                 498,000          419,000
                                                   -----------      ------------

   Total costs and expenses                          1,513,000        1,064,000
                                                   -----------      ------------

   Loss from operations                             (1,317,000)        (898,000)
                                                   -----------      ------------

Other income (expense):
   Related party interest income                         1,000            2,000
   Interest and other income                             9,000            8,000
   Interest expense                                   (440,000)        (318,000)
   Series B preferred stock interest expense        (2,841,000)      (1,614,000)
                                                   -----------      ------------

   Total other income (expense)                     (3,271,000)      (1,922,000)
                                                   -----------      ------------

Loss before income taxes                            (4,588,000)      (2,820,000)

Income tax benefit                                           -               -
                                                   -----------      ------------

Net loss                                           $(4,588,000)     $(2,820,000)
                                                   ===========      ============

Net loss applicable to common stockholders         $(4,588,000)     $(2,820,000)
                                                   ===========      ============

Net loss per share - basic and diluted             $     (0.04)     $     (0.03)
                                                   ===========      ============
Weighted average number of common shares
   outstanding - basic and diluted                 127,240,000      111,745,000
                                                   ===========      ============


     See accompanying notes to condensed consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                        Three Months Ended September 30,

                                                                          2005               2004
                                                                      ------------      ------------
Cash flows from operating activities:
   Net loss                                                           $ (4,588,000)     $ (2,820,000)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization expense                                 39,000            31,000
      Common stock issued for interest and consulting expenses              30,000                 -
      Stock options issued for interest and consulting expenses            175,000            32,000
      Interest expense accrued on Series B preferred stock               2,841,000         1,614,000
      Interest expense on put option liability                              19,000            29,000
      Accrued interest expense added to debt principal                           -            14,000
      Other                                                                 (1,000)           (3,000)
      (Increase) decrease in:
         Accounts receivable                                                19,000            (6,000)
         Inventories                                                        56,000           (30,000)
      Increase (decrease) in:
         Bank overdraft                                                     26,000                 -
         Accounts payable                                                   84,000            42,000
         Accrued expenses                                                  348,000           539,000
         Deferred revenue                                                   97,000            55,000
                                                                      ------------      ------------

   Net cash used in operating activities                                  (855,000)         (503,000)
                                                                      ------------      ------------

Cash flows from investing activities:
   Purchase of property and equipment                                      (36,000)          (26,000)
   Issuance of related party notes receivable                               (7,000)                -
                                                                      ------------      ------------

   Net cash used in investing activities                                   (43,000)          (26,000)
                                                                      ------------      ------------

Cash flows from financing activities:
   Proceeds from the issuance of debt                                      160,000           245,000
   Repayment of debt                                                       (49,000)           (7,000)
   Proceeds from the issuance of common stock and stock options            728,000           320,000
   Payment of finders' compensation on issuance of common stock            (11,000)           (3,000)
                                                                      ------------      ------------

   Net cash provided by financing activities                               828,000           555,000
                                                                      ------------      ------------

Net increase (decrease) in cash                                            (70,000)           26,000
Cash, beginning of period                                                   70,000            27,000
                                                                      ------------      ------------

Cash, end of period                                                   $          -      $     53,000
                                                                      ============      ============


     See accompanying notes to condensed consolidated financial statements.

                         GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
               Three Months Ended September 30, 2005 (Unaudited)



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

         The unaudited condensed consolidated financial statements include the accounts of the Company and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2005, and the results of operations and cash flows for the three months ended September 30, 2005 and 2004. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2006.

         Basis of Presentation and Going Concern Uncertainty

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses, the excess of current liabilities over current assets, the stockholders' deficit, and negative cash flows from operations, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on attaining profitable operations, restructuring its debt obligations, obtaining additional outside financing and/or restructuring its debt obligations. The Company has funded losses from operations in the current year primarily from the issuance of debt and the sale of the Company's restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.

         Operating revenues from the sale of SparrowHawk kit gyroplanes, the Company's primary source of operating revenues through September 30, 2005, are not currently sufficient, nor will they be sufficient in the near future, to cover operating expenses for the following reasons:

         o To date, the Company has experienced a negative gross profit on sales because of the start-up and "learning curve" costs that are normally experienced in the introduction of a new product.

         o The Company projects, that as the Company improves it manufacturing capabilities and increases its sales efforts, the negative gross profit on sales will narrow in fiscal year 2006, although there is no assurance that the Company will be successful in reducing the negative gross margin.

                         GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
               Three Months Ended September 30, 2005 (Unaudited)



         o The Company continues to incur significant research and development expenditures related to fully assembled SparrowHawk gyroplane derivatives and to potential applications of the Company's technology to vertical take-off and landing military aircraft, runway independent short-haul airliners and other aircraft.

         o Marketing and sales efforts continue, but the number of SparrowHawk kits sold is below expectations, due in part to lack of funding to undertake product development and to pay for increased sales and marketing efforts.

         The Company will continue to explore larger, untapped markets for fully assembled SparrowHawk gyroplane aircraft, including law enforcement agencies both in the United States and overseas using the SparrowHawk as a surveillance aircraft. The Company believes the margins on these completed aircraft will be substantially higher than on kit gyroplanes, although there is no assurance that higher margins will be realized. However, through the date of this filing, no sales of fully assembled SparrowHawk gyroplane aircraft to law enforcement agencies have occurred.

         The Company does not expect revenues from the sale of Hawk 4 gyroplanes will be realized until the Company completes the Federal Aviation Administration ("FAA") or equivalent international certification of the aircraft. Currently, the Company estimates that approximately $40 million to $50 million and a two to three year period will be required to complete the certification. The Company is in discussions with parties that have expressed interest in funding the completion of the certification and commencing the production of the Hawk 4 gyroplane. These discussions are ongoing, but the Company is not in a position to conclude how likely a favorable outcome to these opportunities is. In addition, with the announcement of such a funding source, the Company believes prospects will improve to raise equity capital from other sources to fund operations and meet debt obligations. Because of ongoing research and development efforts and the projected costs of certification, the Company does not project that it will have net income or positive cash flows from Hawk 4 operations until FAA certification is obtained and sales of Hawk 4 gyroplanes reach planned levels.

         The Company announced on November 7, 2005 that the US Defense Advanced Research Projects Agency ("DARPA") has selected the Company to lead a team to design a proof of concept high speed, long range, vertical takeoff and landing ("VTOL") aircraft designed for use in combat search and rescue roles. Phase One of this potential multi year four phase program begins with a fifteen month $6.4 million award to develop the preliminary design and perform key technology demonstrations. The contract calls for 70% of Phase One to be performed by the Company, with the remaining portion to be performed by subcontractors. Payments under this contract are conditional upon the Company attaining several milestone objectives during the course of Phase One of the contract. The Company believes that its share of revenues from this contract will have a positive impact on cash flows from operations; however, the Company will also be required to add personnel, expand facilities and make other significant purchases to meet its obligations under this contract.

                         GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
               Three Months Ended September 30, 2005 (Unaudited)



         As a result, the Company anticipates that operating costs of personnel, facilities, research and development and sales and marketing will increase from levels reported for fiscal year 2005.

         There can be no guarantee or assurance that the Company will be successful in its ability to generate income from operations or from the DARPA contract, or to raise capital at favorable rates or at all. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         The calculation of the weighted average number of common shares outstanding excludes common shares that have been issued as collateral for certain notes payable to related parties. These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time. The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full. During the three months ended September 30, 2005, 400,000 collateral shares were returned to the Company and cancelled when the related debt was repaid. At September 30, 2005, the Company had issued 5,350,000 shares of common stock as collateral.

         The calculation of the weighted average number of common shares outstanding previously reported for the quarter ended September 30, 2004 did not exclude the collateral shares. Therefore, the calculation of net loss per share was not correctly made. The consolidated statement of operations for the three months ended September 30, 2004 has been restated to correct the error in reporting the weighted average number of common shares outstanding and the net loss per share as follows.

                         GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
               Three Months Ended September 30, 2005 (Unaudited)



 Weighted average number of common shares
    outstanding - basic and diluted as previously reported          117,495,000
 Adjustment                                                          (5,750,000)
                                                                 ---------------
 Weighted average number of common shares
    outstanding - basic and diluted as adjusted                     111,745,000
                                                                 ===============


 Net loss per share  - basic and diluted as previously reported  $        (0.02)
 Adjustment                                                               (0.01)
                                                                 ---------------

 Net loss per share  - basic and diluted as restated             $        (0.03)
                                                                 ===============

Note 3:  Reclassifications

         Certain amounts in the financial statements for the three months ended September 30, 2005 have been reclassified to conform with the current period presentation.

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

                         GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
               Three Months Ended September 30, 2005 (Unaudited)




                                                                 Three Months Ended
                                                                   September 30,
                                                                                2004
                                                                             As Restated
                                                              2005            (Note 2)
                                                          -----------------------------------

 Reported net loss applicable to common stockholders       $  (4,588,000)     $  (2,820,000)

 Deduct: Total stock-based employee compensation
    determined under fair value based method, net of
    related tax effects                                         (694,000)          (929,000)
                                                          -----------------------------------

 Pro forma net loss                                        $  (5,282,000)     $  (3,749,000)
                                                          ===================================

 Basic and diluted loss per share:
          As reported                                      $       (0.04)     $       (0.03)
                                                          ===================================

          Pro forma                                        $       (0.04)     $       (0.03)
                                                          ===================================


Note 5:  Recent Accounting Pronouncements

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

                         GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
               Three Months Ended September 30, 2005 (Unaudited)



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


Note 6:  Inventories:

         Inventories consisted of the following at September 30, 2005:


         Raw materials and parts                                 $   200,000
         Work-in-process                                             139,000
                                                                 -----------

         Total                                                   $   339,000
                                                                 ===========


Note 7:  Accrued Expenses:

         Accrued expenses reported as current liabilities consisted of the following at September 30, 2005:


         Related party interest                                  $ 3,190,000
         Compensation, related taxes and benefits                    536,000
         Interest                                                    407,000
         Consulting fees                                              78,000
         Finders' compensation                                        73,000
         Royalties to related parties                                 14,000
         Other                                                        75,000
                                                                 ------------

         Total                                                   $ 4,373,000
                                                                 ============

         Accrued related party interest payable is comprised of interest expense payable on notes payable to related parties, consisting primarily of stockholders of the Company.

         Royalty payments of 1% of the gross sales price of gyroplanes are to be paid to the Company's founders, David and Jay Groen. Through September 30, 2005, royalties payable totaled $7,000 to each of these individuals, which amounts are included in cost of sales in the condensed consolidated statement of operations.

                         GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
               Three Months Ended September 30, 2005 (Unaudited)



         Long-term accrued expenses consisted of the following at September 30, 2005:


         Deferred compensation                                   $ 3,144,000
         Accrued payroll taxes on deferred compensation              139,000
         Accrued interest on deferred compensation                   359,000
                                                                 -----------

         Total                                                   $ 3,642,000
                                                                 ===========

         The deferred compensation is payable to eleven officers and directors of the Company, with amounts originating from fiscal year 1998 through fiscal year 2005. In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary. The terms of the Company's Series B 15% Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B 15% Preferred Stock have been paid in full. Therefore, the deferred compensation and related accrued payroll taxes and interest payable are classified as long-term liabilities at September 30, 2005. Absent payment restrictions related to outstanding Series B 15% Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company's Board of Directors. Through September 30, 2005, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company's outstanding financing agreements and would be prudent in light of the Company's financial condition and availability of cash. In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum. The accrual of interest was permanently discontinued on July 1, 2004.

Note 8: Debt

         Included in short-term notes payable at September 30, 2005, are notes payable to vendors and others totaling $774,000, which are technically in default. The Company continues ongoing negotiations with the vendors and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

         Substantially all related party notes payable and long-term debt at September 30, 2005 are payable to stockholders of the Company who are considered related parties. The Company is also delinquent in making payments on capital lease obligations of $660,000 and other notes payable totaling $1,223,000 included in related party notes payable.

         The Company is also delinquent on making payments of accrued interest payable on debt of $441,000, substantially all of which is payable to related parties.

                         GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
               Three Months Ended September 30, 2005 (Unaudited)



Note 9:  Put Option Liability

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

         At its option, the Company could have redeemed up to 750,000 shares of common stock of the Company at any time from December 15, 2003 through November 7, 2005. The redemption price was payable in cash at $1.72 per share prior to May 7, 2004, $1.84 per share between May 7 and November 6, 2004, $1.96 per share between November 7, 2004 and May 6, 2005, and $2.08 per share between May 7 and November 7, 2005. The Company's option to redeem the 750,000 shares expired on November 7, 2005.

         This obligation is recorded as a current liability of $1,534,000 in the condensed consolidated balance sheet of the Company as of September 30, 2005. Until the obligation is satisfied, the Company will continue to use the Black Scholes option pricing model to periodically reassess the fair value of the put option liability to determine if the carrying value of the liability in the consolidated financial statements requires adjustment. Changes in the assumptions used in the option-pricing model, including the market price of the Company's common stock and risk-free interest rates, may result in fluctuations in the estimated fair value and carrying value of the put option liability.

         At September 30, 2005, the Company did not have the cash or the ability to issue shares of registered, unrestricted common stock of the Company in the event that the stockholder exercised the put option.

Note 10:  Related Party Deposits

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

                         GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
               Three Months Ended September 30, 2005 (Unaudited)



Note 11:  Preferred Stock

         Series B 15% Preferred Stock

         At September 30, 2005, the Company had 36,519 shares of Series B 15% Preferred Stock outstanding with a recorded value of $35,850,000.

         On October 11, 2005, the holders of the Series B 15% Preferred Stock ("Series B Holders") extended the redemption date of the Series B 15% Preferred Stock from October 31, 2005 to January 1, 2007. The Company amended its Articles of Incorporation on October 11, 2005 to reflect the modification to the redemption date. The Series B 15% Preferred Stock has been reported as a long-term liability of $35,850,000 in the consolidated balance sheet as of September 30, 2005 because of the extension of the redemption date to January 1, 2007.

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

                         GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
               Three Months Ended September 30, 2005 (Unaudited)



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

         o Upon, and only upon, the Company reaching significant revenue milestones, the shares are convertible into common stock of the Company through payment of a cash conversion price of $0.50 per share of common stock, convertible on a one-for-one hundred (1:100) basis (100 shares of common stock for each share of Series A Convertible Preferred Stock). Conversion is allowed at the rate of 25% of the preferred shares for each $30 million in defined cumulative gross sales, for a total of $120 million in sales. This convertibility is also only available if these significant revenue milestones are met within seven years from the date of issue of the Series A Convertible Preferred Stock.

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

                         GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
               Three Months Ended September 30, 2005 (Unaudited)



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

Note 12:  Stockholders' Equity

         During the three months ended September 30, 2005, the Company issued a total of 4,397,964 shares of its restricted common stock, primarily to accredited investors in transactions exempt from registration. These shares were issued generally at a price of $.20 per share through private placement offerings in reliance upon the exemption from registration contained in Rule 506 of Regulation D. The shares were issued for the following consideration:
3,415,000 shares for cash of $684,000; 131,479 shares in payment of accrued expenses of $27,000; 94,907 shares in reduction of deferred revenue of $19,000; 100,000 shares in payment of services of $20,000; 200,000 shares in reduction of debt of $40,000; 51,485 shares in payment of interest expense of $10,000; and 405,093 shares to acquire property and equipment of $81,000. In addition, cash and accrued finders' compensation on the sale of common stock totaled $37,000. The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

         The Company has generally placed a value of $0.20 per share on the non-cash transactions where shares of the Company's restricted common stock have been issued in payment of goods and services, reduction of debt and other purposes. The Company believes, based on the many cash sales of the Company's restricted common stock during the three months ended September 30, 2005, all at $0.20 per share, that $0.20 per share is an appropriate value per share to use for issuances of restricted common shares in non-cash transactions. The $0.20 per share also approximated the average quoted market price of the Company's common stock during the three-month period.

         During the three months ended September 30, 2005, the Company issued options to purchase a total of 10,507,408 shares of common stock: 7,979,000 options to investors in connection with the sale of common stock of the Company with exercise prices of $0.20 to $0.25 per share exercisable for periods of 1 to 2 years; 1,528,408 options as a loan origination fee or interest to a lenders with exercise prices of $0.20 to $0.25 per share exercisable for a period of 1 to 3 years; and 1,000,000 options to a vendor for services with an exercise

                         GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
               Three Months Ended September 30, 2005 (Unaudited)



price of $0.50 per share exercisable for a period of three years. The Company estimated the value of the 1,528,408 options issued to the lenders at $104,000 using the Black-Scholes option pricing model, and charged this amount to interest expense. The Company estimated the value of the 1,000,000 options issued to a vendor for services at $30,000 using the Black-Scholes option pricing model, and charged this amount to general and administrative expense. The Company also issued options to purchase a total of 1,000,000 shares of common stock for cash of $44,000, with an exercise price of $0.20 per share for a period of one year. In addition, the Company recorded interest expense of $42,000 on 3,200,000 variable stock options during the three months ended September 30, 2005 using the Black-Scholes option pricing model.

         The Company has issued shares of its common stock as collateral for certain notes payable to related parties. These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time. The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full. During the three months ended September 30, 2005, 400,000 collateral shares were returned to the Company and cancelled when the related debt was repaid. At September 30, 2005, the Company had issued 5,350,000 shares of common stock as collateral.

Note 13:  Supplemental Statement of Cash Flows Information

         During the three months ended September 30, 2005, the Company:

         o Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $5,000.

         o Issued 200,000 shares of common stock in payment of debt of $40,000.

         o Issued 405,093 shares of common stock to acquire property and equipment of $81,000.

         o Issued 131,479 shares of common stock in payment of accrued expenses of $27,000.

         o Issued 51,485 shares of common stock in payment of interest expense of $10,000.

         o Issued 94,907 shares of common stock in reduction of deferred revenue of $19,000.

         o    Issued 100,000 shares of common stock for services of $20,000.

         o Increased accrued expenses and decreased common stock by $26,000 for accrued finders' compensation.

         During the three months ended September 30, 2004, the Company:

         o Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $7,000.

                         GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
               Three Months Ended September 30, 2005 (Unaudited)



         o Issued 89,000 shares of common stock in payment of accounts payable of $16,000.

         o Issued 66,375 shares of common stock in return of deposits of $13,000.

         o    Issued 59,500 shares in payment of accrued expenses of $12,000.

         o Issued 3,750 shares in payment of finders' compensation on the sale of common stock.

         o Increased accrued expenses and decreased common stock by $5,000 for accrued finders' compensation.

         o    Issued a note payable in return of deferred revenue of $28,000.

         Cash paid for interest expense was $5,000 and $3,000 for the three months ended September 30, 2005 and 2004, respectively.

Note 14:  Subsequent Events

         As described in Note 11, on October 11, 2005, the holders of the Series B 15% Preferred Stock extended the redemption date of the Series B 15% Preferred Stock from October 31, 2005 to January 1, 2007.

         As described in Note 1, on November 7, 2005, the Company announced that DARPA had selected the Company to lead a team to design a proof of concept high-speed, long range, vertical takeoff and landing ("VTOL") aircraft. Phase One of this potential multi-year program begins with a fifteen month $6.4 million award to develop the preliminary design and perform key technology demonstrations. The contract calls for 70% of Phase One to be performed by the Company, with the remaining portion to be performed by subcontractors. Payments under this contract are conditional upon the Company attaining several milestone objectives during the course of Phase One of the contract.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This management's discussion and analysis of financial condition and results of operations and other portions of this Quarterly Report on Form 10-QSB contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in the Annual Report on Form 10-KSB for the year ended June 30, 2005, filed on October 14, 2005, under the heading "Forward Outlook and Risks" and elsewhere. Investors should review this quarterly report on Form 10-QSB in combination with our Annual Report on Form 10-KSB in order to have a more complete understanding of the principal risks associated with an investment in our common stock. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this document.

Background

         The Company has developed proprietary technology that promises significant advances for rotary-winged aircraft. The initial objective of the Company was to develop and market an easy-to-fly and cost-efficient gyroplane that could compete effectively in the general aviation market.

         Effective July 1, 1993 and continuing through March 31, 2003, the Company was considered a development stage company as defined in SFAS No. 7. The Company's development stage activities consisted primarily of the development and preparation for FAA certification of the Hawk 4 gyroplane. Sources of financing for these development stage activities were primarily debt and equity financing.

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

         During the years ended June 30, 2005 and 2004, the Company's operating focus has been directed to the final development of the two-seat piston engine powered SparrowHawk, which it has designed and now manufactures and sells. The initial market for this aircraft lies with builders of home-built aircraft from kits; however, management also believes that there are larger, untapped markets for fully assembled SparrowHawk gyroplane aircraft. Important among these emerging markets is the potential use of the SparrowHawk as a patrol aircraft by law enforcement agencies both in the United States and overseas. An intensive marketing program for the SparrowHawk is being developed. A second emerging market is arising within the United States as a result of the Federal Aviation Administration (FAA) definition of a new category of aircraft, namely the Light Sport Aircraft (ELSA), which will allow the Company to sell nearly fully assembled SparrowHawks. In addition, the Company developed and sells modification kits designed to improve in-flight stability and safety for another manufacturer's kit gyroplane. Through September 30,2005, 27 American Autogyro dealerships have been established in the United States and 6 internationally.

         The Company began deliveries of SparrowHawk kits during the third quarter of its fiscal year ended June 30, 2004, recording initial revenues from this aircraft in the fourth quarter of fiscal year 2004. Through September 30, 2005, 74 initial orders for SparrowHawk gyroplane kits have been received, with 43 complete kits delivered. During the quarter ended September 30, 2005, the Company reported SparrowHawk sales revenues of $179,000 on 5 delivered kits, upgrades and parts. The Company has received substantial advance payments from dealers and customers on SparrowHawk gyroplane kit orders, which have been recorded as deferred revenue. Additional revenues have also been received from the sale of modification kits, flight training and from contract manufacturing; however, these revenue sources have not been, and are not projected to be, significant to the Company.

         The Company's technology is scalable to much larger aircraft and has potential applications for both vertical take-off and landing military aircraft and runway independent short-haul airliners. The Company has been actively engaged in discussions with government agencies and potential aerospace strategic partners in this country and in Europe and China with respect to those applications.

         On November 7, 2005, the Company announced that the U.S. Defense Advanced Research Projects Agency ("DARPA") had selected a Company-led team to design a proof of concept high-speed, long range, vertical takeoff and landing ("VTOL") aircraft designed for use in combat search and rescue roles. Phase One of this potential multi-year $40 million four phase program begins with a fifteen month $6.4 million award to develop the preliminary design and perform key technology demonstrations. The contract calls for 70% of Phase One to be performed by the Company, with the remaining portion to be performed by subcontractors. Payments under this contract are conditional upon the Company attaining several milestone objectives during the course of Phase One of the contract. This modern rotorcraft, named by DARPA as the "Heliplane", is designed to exploit the Company's gyrodyne technology, offering the VTOL capability of a helicopter, the fast forward flight of an airplane, and the safety, simplicity and reliability of a GBA gyroplane. This aircraft type could be the next generation rotor wing aircraft, meeting economy and performance goals not considered achievable by any other type of VTOL aircraft.

         DARPA is the central research and development organization for the US Department of Defense (DoD). It manages and directs select basic and applied research for DoD, emphasizing technology development projects where payoff is high and where success may provide dramatic advances in the capabilities of this country's combat forces.

Going Concern Uncertainty

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses, the excess of current liabilities over current assets, the stockholders' deficit, and negative cash flows from operations, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on attaining profitable operations, obtaining additional outside financing and/or restructuring its debt obligations. The Company has funded losses from operations in the current year primarily from the issuance of debt and the sale of the Company's restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.

         Operating revenues from the sale of SparrowHawk kit gyroplanes, the Company's primary source of operating revenues through September 30, 2005, are not currently sufficient, nor will they be sufficient in the near future, to cover operating expenses for the following reasons:

         o To date, the Company has experienced a negative gross profit on sales because of the start-up and "learning curve" costs that are normally experienced in the introduction of a new product.

         o The Company projects, that as the Company improves it manufacturing capabilities and increases its sales efforts, the negative gross profit on sales will narrow in fiscal year 2006, although there is no assurance that the Company will be successful in reducing the negative gross margin.

         o The Company continues to incur significant research and development expenditures related to fully assembled SparrowHawk gyroplane derivatives and to potential applications of the Company's technology to vertical take-off and landing military aircraft, runway independent short-haul airliners and other aircraft.

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

         The Company does not expect revenues from the sale of Hawk 4 gyroplanes will be realized until the Company completes the Federal Aviation Administration ("FAA") or equivalent international certification of the aircraft. Currently, the Company estimates that approximately $40 million to $50 million and a two to three year period will be required to complete the certification. The Company is in discussions with parties that have expressed interest in funding the completion of the certification and commencing the production of the Hawk 4 gyroplane. These discussions are ongoing, but the Company is not in a position to conclude how likely a favorable outcome to these opportunities is. In addition, with the announcement of such a funding source, the Company believes prospects will improve to raise equity capital from other sources to fund operations and meet debt obligations. Because of ongoing research and development efforts and the projected costs of certification, the Company does not project that it will have net income or positive cash flows from Hawk 4 operations until FAA certification is obtained and sales of Hawk 4 gyroplanes reach planned levels.

         The Company will also receive revenues from the recently announced DARPA contract, under which the Company will lead a team to design a proof of concept high speed, long range VTOL aircraft. The Company believes that its share of revenues from this contract, which are payable only upon the Company attaining several milestone objectives, will have a positive impact on cash flows from operations; however, the Company will also be required to add personnel, expand facilities and make other significant purchases to meet its obligations under this contract.

         As a result, the Company anticipates that operating costs of personnel, facilities, research and development and sales and marketing will increase from levels reported for fiscal year 2005.

         There can be no guarantee or assurance that the Company will be successful in its ability to generate revenue or to raise capital at favorable rates or at all. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

         Revenues

         Total revenues increased to $196,000 in the three months ended September 30, 2005 from $166,000 in the three months ended September 30, 2004. The revenues in the three months ended September 30, 2005 were comprised of $179,000 from the sale of 5 SparrowHawk kits, options and parts, and $17,000 from flight training. In the three months ended September 30, 2004, revenues were comprised of $141,000 from the sale of 6 SparrowHawk kits, options and parts, $13,000 from the sale of modification kits and $12,000 from flight training. The Company began delivering SparrowHawk kits in the third quarter of fiscal year 2004. SparrowHawk revenues increased in the current year over the same quarter of last year in spite of less kits sold due to increased sales prices of the kits and additional sales of repair parts and options.

         At September, 2005, advance deposits of $666,000, included in deferred revenue, from customers and dealers principally for SparrowHawk kits, have added significantly to overall cash flow. During fiscal year 2006, the Company will be progressively increasing its focus on satisfying a growing demand for SparrowHawk kits, and, to a lesser extent, for modification kits. The Company recognizes revenues on the sale of SparrowHawk kits when a complete kit has been delivered and the collection of the remaining purchase price is reasonably assured. While less in dollar amount, flight training revenue will be an ongoing addition to Company cash flow. The Company does not consider subcontract manufacturing revenues as a significant future source of ongoing revenue to the Company.

         The Company will also recognize revenues on its government contract in fiscal year 2006 as contract milestones are met and payments are made to the Company. The Company believes these payments will be sufficient to cover the Company's increased costs and expenses of performance under the contract, including obligations to subcontractors, additional personnel, expansion of facilities and purchase of materials.

         Costs and Expenses

         Comparing the three months ended September 30, 2005 to the three months ended September 30, 2004, cost of sales increased to $372,000 from $178,000. The increase in fiscal year 2005 was primarily due to the cost of sales of the SparrowHawk kits of $365,000. The Company continues to experience a negative gross profit on the SparrowHawk kits because of the nonrecurring and "learning curve" costs that are normally experienced in the introductory production of a new product. Ongoing improvements to the design and packaging of the kits without a similar increase in the sales price of the kits and the transition of substantial portions of kit manufacturing and assembly operations to the Salt Lake City facility also contributed to increasing negative margins on the sale of SparrowHawk kits. The Company anticipates that as the Company improves its manufacturing capabilities and increases its sales efforts, the negative gross profit on sales will narrow in fiscal year 2006, but may not turn positive. In addition, only nominal gross margin is realized on the sale of modification kits and on flight training. All costs of incomplete SparrowHawk kits delivered as of September 30, 2005 have been deferred and included in work-in-process inventories.

         Comparing the three months ended September 30, 2005 to the three months ended September 30, 2004, research and development expenses increased to $643,000 from $467,000. The increase in research and development expenses in the current fiscal year is due primarily to the addition of new engineering employees in relation to the development of applications for contracts from government agencies, including the DARPA contract, and to increases in compensation for current employees. Research and development activities have consisted of ongoing variations to the SparrowHawk, fully assembled SparrowHawk gyroplane derivatives, potential applications of the Company's technology to heavy lift vertical take-off military aircraft, runway independent short-haul airliners and other aircraft, including government contract opportunities.

         Comparing the three months ended September 30, 2005 to the three months ended September 30, 2004, general and administrative expenses increased to $498,000 from $419,000, a 19% increase. The increase in the current year is due primarily to the addition of personnel and to increases in compensation for current personnel supporting the sales and development of the SparrowHawk and government contract opportunities, including the DARPA contract.

         Other Income and Expenses

         Comparing the three months ended September 30, 2005 to the three months ended September 30, 2004, related party interest income decreased to $1,000 from $2,000 due to repayment of related party notes receivable in the current fiscal year.

         Comparing the three months ended September 30, 2005 to the three months ended September 30, 2004, interest and other income increased to $9,000 from $8,000. Interest and other income is comprised of interest income earned on the Company's bank deposits, sales of scrap materials and other miscellaneous sources.

         Interest expense for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 increased to $440,000 from $318,000. The increase in the current fiscal year was due primarily to additional interest expense incurred in the current fiscal year on the issuance of stock options to lenders in connection with new debt or debt extensions, net of the effect of current fiscal year additions to debt.

         Comparing the three months ended September 30, 2005 to the three months ended September 30, 2004, Series B Preferred Stock interest expense increased to $2,841,000 from $1,614,000. Dividends on the Series B Preferred Stock, which are recorded as interest expense, have been "paid in kind" with additional shares of Series B Preferred Stock. As a result, the number of shares on which the interest expense is computed has increased since the first quarter of the prior fiscal year. In addition, 66,603 new shares of Series B Preferred Stock were issued in November 2004 upon the conversion of a promissory note and related accrued interest payable.

         Net Loss

         During the first three months of fiscal year 2006, the Company continued to record losses as it progressed toward full marketing and manufacturing of the SparrowHawk gyroplane kit and continued research and development activities on SparrowHawk gyroplane derivatives and other applications of the Company's gyroplane technology. For the three months ended September 30, 2005, the loss from operations was $1,317,000 compared to the loss from operations of $898,000 for the three months ended September 30, 2004. The increase in the loss from operations in the current fiscal year resulted from negative gross margins on revenues and increases in operating costs and expenses as described above, offset by the increase in revenues.

         The net loss and the net loss applicable to common stockholders for the three months ended September 30, 2005 was $4,588,000 compared to $2,820,000 for the three months ended September 30, 2004. The increase in the net loss and the net loss applicable to common stockholders in the current fiscal year resulted from increases in operating costs and expenses and Series B Preferred Stock interest expense, as described above, offset by the increase in revenues.

Liquidity and Capital Resources

         At September 30, 2005, the Company had total current liabilities of $15,044,000 and current assets of $407,000, resulting in a working capital deficiency of $14,637,000. Total liabilities exceed total assets by $56,286,000 at September 30, 2005. The Company anticipates that operating costs of personnel, facilities, research and development and sales and marketing will increase from levels reported for fiscal year 2005.

         Net cash used in operating activities was $855,000 for the three months ended September 30, 2005 compared to $503,000 for the three months ended September 30, 2004, primarily due to negative gross margins on revenues and increases in operating costs and expenses as described above.

         The Company has funded losses from operations in the current fiscal year and historically primarily from the issuance of debt and the sale of the Company's restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations. Net cash provided by financing activities for the three months ended September 30, 2005 was $828,000, comprised primarily of a net increase in debt of $111,000 and net proceeds from the issuance of common stock of $717,000. Net cash provided by financing activities for the three months ended September 30, 2004 was $555,000, comprised of a net increase in debt of $238,000 and net proceeds from the issuance of common stock of $317,000. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses. The Company believes that its share of revenues from the recently awarded government contract, which are payable only upon the Company attaining several milestone objectives, will have a positive impact on cash flows from operations; however, the Company will also be required to add personnel, expand facilities and make other significant purchases to meet its obligations under this contract. There is no assurance that the Company will be successful in either raising sufficient capital or improving operations.

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

         In the face of continuing fund-raising difficulties, in fiscal years 2002 and 2003, the Company successfully approached many of its principal vendors requesting that they accept extensions of payments beyond their normal terms. As a result, the Company is servicing much of its pre-November 2001 obligations to vendors utilizing a combination of repayment plans, which include monthly payments for smaller vendor liabilities and promissory notes for larger vendor liabilities. As of September 30, 2005, the Company was delinquent in making payments on substantially all promissory notes to vendors and to other unrelated party lenders, which totaled $774,000. The Company continues ongoing negotiations with these vendors and lenders, and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action. The Company intends to repay in full all vendors and lenders, including accrued interest where applicable. The Company is also delinquent in making payments on capital lease obligations to a related party of $660,000, other related party notes payable totaling $1,223,000, and accrued interest payable on debt of $441,000.

         Subsequent to the end of the quarter ended September 30, 2005, on October 11, 2005, the holders of the Series B 15% Preferred Stock ("Series B Holders") extended the redemption date of the Series B 15% Preferred Stock from October 31, 2005 to January 1, 2007. The Company amended its Articles of Incorporation on October 11, 2005 to reflect the modification to the redemption date. The Series B 15% Preferred Stock has been reported as a long-term liability of $35,850,000 in the consolidated balance sheet as of September 30, 2005 because of the extension of the redemption date to January 1, 2007, thus improving the working capital position of the Company.

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

         Put Option Liability - To comply with SFAS No. 150, the Company estimated the fair value of the put option liability at $1,534,000 at September 30, 2005 using the Black-Scholes option-pricing model. Until the obligation is satisfied, the Company will continue to use this methodology to periodically reassess the fair value of the put option liability to determine if the carrying value of the liability in the consolidated financial statements requires adjustment, with changes in the fair value recognized as interest cost. The fair value of the put option liability is inversely related to the fair value of the Company's common stock. Any material changes in the fair value of the Company's common stock may result in material changes in the fair value of the put option liability.

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

Item 3.  Controls and Procedures

         (A) Evaluation of disclosure controls and procedures

         The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of September 30, 2005. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective, except as described below, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

         During the audit of the Company's consolidated financial statements for the year ended June 30, 2005, management and the Company's independent auditors identified a material weakness in the Company's internal control over the financial reporting process relating to the identification, recording and reporting of cost of sales of the Company's products, the cost of raw materials and parts inventories, and the cost of work-in-process inventories through the Company's manufacturing and cost accounting software. In addition, the Company has not implemented the accounting module of this ERP software to enable the costs of the Company's purchasing, manufacturing and sales activities to integrate with the financial statements of the Company.

         During the first quarter of fiscal year 2006, the Company has implemented the following actions to address the cost accounting weakness described above. The Company purchased an upgrade to the ERP system and has committed to fully implement the accounting module of the software. Training has been conducted for finance and other personnel of the Company in the use of the ERP software, and such training will continue during fiscal year 2006. Consultants from the vendor of the software have visited the Company and provided a report recommending improvements and providing instructions for fully integrating all modules of the software which the Company is using in its plans to strengthen controls. The Company has also hired a cost accountant experienced in a manufacturing environment similar to that of the Company. The Company believes that it will require four to six months to implement the changes necessary to fully address the cost accounting weakness.

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

         During fiscal year 2005, the Company implemented changes to improve its internal controls over financial reporting. These changes included, among other procedures, more comprehensive documentation of accounting policies and procedures, implementation of analytical review procedures, schedules and checklists for the preparation of interim and annual financial statements, and executive level review of journal entries. The Company has continued to monitor the changes implemented during fiscal year 2005.

         (B) Changes in internal controls

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the three months ended September 30, 2005, the Company issued a total of 4,397,964 shares of its restricted common stock, primarily to accredited investors in transactions exempt from registration. These shares were issued generally at a price of $.20 per share through private placement offerings in reliance upon the exemption from registration contained in Rule 506 of Regulation D. The shares were issued for the following consideration:
3,415,000 shares for cash of $684,000; 131,479 shares in payment of accrued expenses of $27,000; 94,907 shares in reduction of deferred revenue of $19,000; 100,000 shares in payment of services of $20,000; 200,000 shares in reduction of debt of $40,000; 51,485 shares in payment of interest expense of $10,000; and 405,093 shares to acquire property and equipment of $81,000. In addition, cash and accrued finders' compensation on the sale of common stock totaled $37,000. The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

         During the three months ended September 30, 2005, the Company issued options to purchase a total of 10,507,408 shares of common stock: 7,979,000 options to investors in connection with the sale of common stock of the Company with exercise prices of $0.20 to $0.25 per share exercisable for periods of 1 to 2 years; 1,528,408 options as a loan origination fee or interest to a lenders with exercise prices of $0.20 to $0.25 per share exercisable for a period of 1 to 3 years; and 1,000,000 options to a vendor for services with an exercise price of $0.50 per share exercisable for a period of three years. The Company estimated the value of the 1,528,408 options issued to the lenders at $104,000 using the Black-Scholes option pricing model, and charged this amount to interest expense. The Company estimated the value of the 1,000,000 options issued to a vendor for services at $30,000 using the Black-Scholes option pricing model, and charged this amount to general and administrative expense. The Company also issued options to purchase a total of 1,000,000 shares of common stock for cash of $44,000, with an exercise price of $0.20 per share for a period of one year. In addition, the Company recorded interest expense of $42,000 on 3,200,000 variable stock options during the three months ended September 30, 2005 using the Black-Scholes option pricing model.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended September 30, 2005.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits (filed with this report unless indicated below):

         3.1 Second Amendment to Third Restated Articles of Incorporation of Groen Brothers Aviation, Inc. {1}

         10.1 Form of Amendment No. 2 to Securities Exchange Agreement dated October 11, 2005 {2}

         31.1 Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 _________________

         {1} Filed as Exhibit 3.5 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005 and incorporated herein by this reference.

         {2} Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005 and incorporated herein by this reference.


         (b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended September 30, 2005.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        GROEN BROTHERS AVIATION, INC.


                        By: /s/ David Groen
                        --------------------------------------------------
                        David Groen, President and Chief Executive Officer (Principal Executive Officer)

                        Date:    November 18, 2005

                        By: /s/ Dennis P. Gauger
                        -------------------------------------------------------
                        Dennis P. Gauger, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

                        Date:    November 18, 2005