Form 10QSB
period 2005-12-31
GROEN BROTHERS AVIATION INC /UT/
filed 2006-02-21
CIK 870743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005


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


2640 W. California Avenue
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                  Outstanding at December 31, 2005
--------------------------                      --------------------------------
Common Stock, No Par Value                                145,805,603

Transitional Small Business Disclosure Format  Yes  [   ]   No  [X]

                          GROEN BROTHERS AVIATION, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet, December 31, 2005 (unaudited).........2

         Condensed Consolidated Statements of Operations for the Three Months
            ended December 31, 2005 and 2004 (unaudited).............................3

         Condensed Consolidated Statements of Operations for the Six Months
            ended December 31, 2005 and 2004 (unaudited).............................4

         Condensed Consolidated Statements of Cash Flows for the Six Months
            ended December 31, 2005 and 2004 (unaudited).............................5

         Notes to Condensed Consolidated Financial Statements........................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................................20

Item 3.  Controls and Procedures....................................................30


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................32

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds................32

Item 3.  Defaults Upon Senior Securities............................................33

Item 4.  Submission of Matters to a Vote of Security Holders........................33

Item 5.  Other Information..........................................................33

Item 6.  Exhibits...................................................................33

SIGNATURES..........................................................................34


PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                          GROEN BROTHERS AVIATION, INC.
                Condensed Consolidated Balance Sheet (Unaudited)
                                December 31, 2005


Assets
------

Current assets:
   Cash                                                                          $          30,000
   Accounts receivable                                                                     412,000
   Related party notes receivable                                                           63,000
   Prepaid expenses                                                                          4,000
   Inventories                                                                             366,000
                                                                                 -----------------

   Total current assets                                                                    875,000

Property and equipment, net                                                                428,000
                                                                                 -----------------

   Total assets                                                                  $       1,303,000
                                                                                 =================

Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:
   Accounts payable                                                              $       1,181,000
   Accrued expenses                                                                      4,432,000
   Deferred revenue                                                                        559,000
   Short-term notes payable                                                                701,000
   Related party notes payable                                                           6,594,000
                                                                                 -----------------

   Total current liabilities                                                            13,467,000

Long-term liabilities:
   Accrued expenses                                                                      3,758,000
   Deferred revenue                                                                         25,000
   Long-term debt                                                                          457,000
   Related party deposits                                                                2,145,000
   Series B 15% cumulative redeemable non-voting preferred stock, no par
      value, 50,000,000 shares authorized, 37,888 shares issued and outstanding         37,888,000
   Liability to issue additional shares of Series B 15% preferred stock                  1,239,000
                                                                                 -----------------

   Total liabilities                                                                    58,979,000
                                                                                 -----------------

Stockholders' deficit:
   Series A convertible preferred stock, no par value, 50,000,000 shares
      authorized, 1,400,000 shares issue and outstanding                                    70,000
   Common stock, no par value, 500,000,000 shares authorized, 145,805,603
      shares issued and outstanding                                                     28,686,000
   Accumulated deficit                                                                 (86,432,000)
                                                                                 -----------------

   Total stockholders' deficit                                                         (57,676,000)
                                                                                 -----------------

   Total liabilities and stockholders' deficit                                   $       1,303,000
                                                                                 =================

     See accompanying notes to condensed consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
           Condensed Consolidated Statements of Operations (Unaudited)
                         Three Months Ended December 31,

                                                           2005                2004
                                                      -------------      --------------
Revenues                                              $     653,000      $      194,000
                                                      -------------      --------------
Costs and expenses:
   Cost of sales                                            647,000             235,000
   Research and development                                 565,000             592,000
   General and administrative expenses                      439,000             386,000
                                                      -------------      --------------

   Total costs and expenses                               1,651,000           1,213,000
                                                      -------------      --------------

   Loss from operations                                    (998,000)         (1,019,000)
                                                      -------------      --------------
Other income (expense):
   Related party interest income                              2,000               4,000
   Interest and other income                                155,000               3,000
   Interest expense                                        (375,000)           (387,000)
   Series B preferred stock interest expense             (4,202,000)         (1,839,000)
                                                      -------------      --------------

   Total other income (expense)                          (4,420,000)         (2,219,000)
                                                      -------------      --------------

Loss before income taxes                                 (5,418,000)         (3,238,000)

Income tax benefit                                                -                  -
                                                      -------------      --------------

Net loss                                              $  (5,418,000)     $   (3,238,000)
                                                      =============      ==============

Net loss applicable to common stockholders            $  (5,418,000)     $   (3,238,000)
                                                      =============      ==============

Net loss per share - basic and diluted                $       (0.04)     $        (0.03)
                                                      =============      ==============

Weighted average number of common shares
   outstanding - basic and diluted                      135,973,000         114,813,000
                                                      =============      ==============

     See accompanying notes to condensed consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
           Condensed Consolidated Statements of Operations (Unaudited)
                          Six Months Ended December 31,


                                                           2005                2004
                                                      -------------      --------------
Revenues                                              $     849,000      $      360,000
                                                      -------------      --------------
Costs and expenses:
   Cost of sales                                          1,019,000             413,000
   Research and development                               1,208,000           1,059,000
   General and administrative expenses                      937,000             805,000
                                                      -------------      --------------

   Total costs and expenses                               3,164,000           2,277,000
                                                      -------------      --------------

   Loss from operations                                  (2,315,000)         (1,917,000)
                                                      -------------      --------------
Other income (expense):
   Related party interest income                              3,000               6,000
   Interest and other income                                164,000              11,000
   Interest expense                                        (815,000)           (705,000)
   Series B preferred stock interest expense             (7,043,000)         (3,453,000)
                                                      -------------      --------------

   Total other income (expense)                          (7,691,000)         (4,141,000)
                                                      -------------      --------------

Loss before income taxes                                (10,006,000)         (6,058,000)

Income tax benefit                                                -                   -
                                                      -------------      --------------

Net loss                                              $ (10,006,000)     $   (6,058,000)
                                                      =============      ==============

Net loss applicable to common stockholders            $ (10,006,000)     $   (6,058,000)
                                                      =============      ==============

Net loss per share - basic and diluted                $       (0.08)     $        (0.05)
                                                      =============      ==============

Weighted average number of common shares
   outstanding - basic and diluted                      131,607,000         113,279,000
                                                      =============      ==============

     See accompanying notes to condensed consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                          Six Months Ended December 31,

                                                                          2005               2004
                                                                       -------------     -------------
Cash flows from operating activities:
   Net loss                                                           $  (10,006,000)    $  (6,058,000)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization expense                                   78,000            62,000
      Common stock issued for interest and services expenses                  64,000            13,000
      Stock options and warrants issued for interest and services
         expenses                                                          1,154,000            68,000
      Interest expense accrued on Series B preferred stock                 6,118,000         3,453,000
      Interest expense on put option liability                                45,000            96,000
      Accrued interest expense added to debt principal                             -            35,000
      Gain on settlement of debt                                            (149,000)                -
      Other                                                                   (2,000)           (1,000)
      (Increase) decrease in:
         Accounts receivable                                                (383,000)           (3,000)
         Inventories                                                          29,000            43,000
      Increase (decrease) in:
         Bank overdraft                                                            -            16,000
         Accounts payable                                                    281,000            63,000
         Accrued expenses                                                    691,000           917,000
         Deferred revenue                                                     (9,000)           35,000
                                                                       -------------     -------------

   Net cash used in operating activities                                  (2,089,000)       (1,261,000)
                                                                       -------------     -------------

Cash flows from investing activities:
   Purchase of property and equipment                                       (129,000)          (28,000)
   Issuance of related party notes receivable                                (20,000)                -
                                                                       -------------     -------------

   Net cash used in investing activities                                    (149,000)          (28,000)
                                                                       -------------     -------------

Cash flows from financing activities:
   Proceeds from the issuance of debt                                        445,000           425,000
   Repayment of debt                                                        (208,000)          (32,000)
   Proceeds from the issuance of common stock and stock options            1,992,000           875,000
   Payment of finders' compensation on issuance of common stock              (31,000)           (6,000)
                                                                       -------------     -------------

   Net cash provided by financing activities                               2,198,000         1,262,000
                                                                       -------------     -------------

Net decrease in cash                                                         (40,000)          (27,000)
Cash, beginning of period                                                     70,000            27,000
                                                                       -------------     -------------

Cash, end of period                                                    $      30,000     $           -
                                                                       =============     =============

     See accompanying notes to condensed consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2005 (Unaudited)



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

         The unaudited condensed consolidated financial statements include the accounts of the Company and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2005, and the results of operations and cash flows for the three months and six months ended December 31, 2005 and 2004. The results of operations for the three months and six months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2006.

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

         Operating revenues from the sale of SparrowHawk kit gyroplanes, the Company's primary source of operating revenues through December 31, 2005, are not currently sufficient, nor will they be sufficient in the near future, to cover operating expenses for the following reasons:

         o To date, the Company has experienced a negative gross profit on sales because of the start-up and "learning curve" costs that are normally experienced in the introduction of a new product and due to lower than expected sales volume.

         o The Company projects, that as the Company improves it manufacturing capabilities and increases its sales efforts, the

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2005 (Unaudited)



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

         The Company will continue to explore what it expects to be larger, untapped markets for fully assembled SparrowHawk gyroplane aircraft, including law enforcement agencies both in the United States and overseas using the SparrowHawk as a surveillance aircraft. The Company believes the margins on these completed aircraft will be substantially higher than on kit gyroplanes, although there is no assurance that higher margins will be realized. However, through the date of this filing, no sales of fully assembled SparrowHawk gyroplane aircraft to law enforcement agencies have occurred.

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

         As discussed in Note 2, the Company announced on November 7, 2005 that the US Defense Advanced Research Projects Agency ("DARPA") has selected the Company to lead a team to design a proof of concept high speed, long range, vertical takeoff and landing ("VTOL") aircraft designed for use in combat search and rescue roles. The Company believes that its share of revenues from phase one of this contract, currently estimated at approximately $4.3 million, will have a positive impact on cash flows from operations; however, the Company will continue to add personnel, expand facilities and make other significant purchases to meet its obligations under this contract.

         As a result, the Company anticipates that operating costs of personnel, facilities, research and development and sales and marketing will increase from levels reported for fiscal year 2005.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2005 (Unaudited)



         There can be no guarantee or assurance that the Company will be successful in its ability to generate income from operations or from the DARPA contract, or to raise capital at favorable rates or at all. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2:  DARPA Contract

         The Company announced on November 7, 2005 that the US Defense Advanced Research Projects Agency ("DARPA") has selected the Company to lead a team to design a proof of concept high speed, long range, vertical takeoff and landing ("VTOL") aircraft designed for use in combat search and rescue roles. Phase One of this potential multi year four phase program begins with a fifteen month $6.4 million award to develop the preliminary design and perform key technology demonstrations. The Company estimates its share of Phase One payments will approximate $4.3 million, with the remaining portion to be paid by the Company to subcontractors and consultants hired by the Company. Payments under this contract are conditional upon the Company attaining several milestone objectives during the course of Phase One of the contract. Contracts for subsequent phases are conditional on completion of Phase One and successor phases.

         The Company will recognize revenue on this contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA. At that time, DARPA will instruct the Company to submit an invoice for payment for the respective milestone at the amounts specified in the contract. Contract-related expenses incurred by the Company for each milestone of the contract, including its own labor, travel, supplies and other costs, and the costs of subcontractors and consultants, will be deferred and expensed to cost of sales as the contract revenue for the milestone is recognized. During December 2005, the Company completed the first milestone of the DARPA contract and recognized contract revenue of $390,000. Direct costs of the first milestone of approximately $281,000 were expensed to cost of sales. No deferred costs related to the contract were included in the condensed consolidated balance sheet as of December 31, 2005.

Note 3:  Loss Per Common Share

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

         The calculation of the weighted average number of common shares outstanding excludes common shares that have been issued as collateral for certain notes payable to related parties. These collateral shares are restricted

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2005 (Unaudited)



and bear a legend prohibiting the holder from selling or transferring the shares at any time. The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full. During the six months ended December 31, 2005, 400,000 collateral shares were returned to the Company and cancelled when the related debt was repaid. At December 31, 2005, the Company had issued 5,350,000 shares of common stock as collateral.

Note 4:  Reclassifications

         Certain amounts in the financial statements for the three months and six months ended December 31, 2004 have been reclassified to conform with the current period presentation.

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

                                                                             Three Months Ended
                                                                                December 31,
                                                                           2005              2004
                                                                       -------------------------------
    Reported net loss applicable to common stockholders                $  (5,418,000)    $  (3,238,000)

    Deduct: Total stock-based employee compensation
       determined under fair value based method, net of
       related tax effects                                                  (271,000)         (184,000)
                                                                       -------------------------------

    Pro forma net loss                                                 $  (5,689,000)    $  (3,422,000)
                                                                       ===============================

    Basic and diluted loss per share:
             As reported                                               $       (0.04)    $       (0.03)
                                                                       ===============================

             Pro forma                                                 $       (0.04)    $       (0.03)
                                                                       ===============================


                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2005 (Unaudited)

                                                                              Six Months Ended
                                                                                December 31,
                                                                           2005              2004
                                                                       -------------------------------
    Reported net loss applicable to common stockholders                $ (10,006,000)    $  (6,058,000)

    Deduct: Total stock-based employee compensation
       determined under fair value based method, net of
       related tax effects                                                  (965,000)       (1,113,000)
                                                                       -------------------------------

    Pro forma net loss                                                 $ (10,971,000)    $  (7,171,000)
                                                                       ===============================

    Basic and diluted loss per share:
             As reported                                               $       (0.08)    $       (0.05)
                                                                       ===============================

             Pro forma                                                 $       (0.08)    $       (0.06)
                                                                       ===============================


Note 6:  Recent Accounting Pronouncements

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

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2005 (Unaudited)


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

Note 7:  Inventories:

         Inventories consisted of the following at December 31, 2005:


         Raw materials and parts                                $    196,000
         Work-in-process                                             170,000
                                                                ------------

         Total                                                  $    366,000
                                                                ============

Note 8:  Accrued Expenses:

         Accrued expenses reported as current liabilities consisted of the following at December 31, 2005:

         Related party interest                                 $  3,267,000
         Compensation, related taxes and benefits                    505,000
         Interest                                                    445,000
         Consulting fees                                              75,000
         Finders' compensation                                        51,000
         Royalties to related parties                                 16,000
         Other                                                        73,000
                                                                ------------

         Total                                                  $  4,432,000
                                                                ============

         Accrued related party interest payable is comprised of interest expense payable on notes payable to related parties, consisting primarily of stockholders of the Company.

         Royalty payments of 1% of the gross sales price of gyroplanes are to be paid to the Company's founders, David and Jay Groen. Through December 31, 2005, royalties payable totaled $8,000 to each of these individuals, which amounts are accrued as a component of cost of sales in the condensed consolidated statements of operations.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2005 (Unaudited)


         Long-term accrued expenses consisted of the following at December 31, 2005:


         Deferred compensation                                  $  3,279,000
         Accrued payroll taxes on deferred compensation              142,000
         Accrued interest on deferred compensation                   337,000
                                                                ------------

         Total                                                  $  3,758,000
                                                                ============

         The deferred compensation is payable to twelve officers and directors of the Company, with amounts originating from fiscal year 1998 through the current fiscal year. In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary. The terms of the Company's Series B 15% Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B 15% Preferred Stock have been paid in full. Therefore, the deferred compensation and related accrued payroll taxes and interest payable are classified as long-term liabilities at December 31, 2005. Absent payment restrictions related to outstanding Series B 15% Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company's Board of Directors. Through December 31, 2005, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company's outstanding financing agreements and would be prudent in light of the Company's financial condition and availability of cash. In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum. The accrual of interest was permanently discontinued on July 1, 2004.

Note 9: Debt

         Included in short-term notes payable at December 31, 2005 are notes payable to vendors and others totaling $689,000, substantially all of which are technically in default. The Company continues ongoing negotiations with the vendors and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

         Substantially all related party notes payable and long-term debt at December 31, 2005 are payable to stockholders of the Company who are considered related parties. The Company is also delinquent in making payments on capital lease obligations of $660,000 and other notes payable totaling $1,136,000 included in related party notes payable.

         The Company is also delinquent on making payments of accrued interest payable on debt of $723,000, of which $286,000 is payable to related parties.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2005 (Unaudited)



Note 10:  Put Option Liability

         During the year ended June 30, 2004, the Company and a stockholder entered into an Amendment to the Common Stock Purchase Agreement Dated November 7, 2000 whereby the Company extended the dates to which the stockholder could exercise a put option and the Company could exercise the option to redeem, and increased both the put prices and the optional redemption prices. As a result, the stockholder had the right to put up to 750,000 shares of common stock of the Company, exercisable on November 7, 2005 or at any time during the three years ending on November 7, 2008. The put price could be paid by the Company in cash or in registered, unrestricted, freely tradable common shares of the Company at $2.08 per share prior to May 7, 2006, $2.16 per share between May 7 and November 6, 2006, $2.25 per share between November 7, 2006 and May 6, 2007, $2.33 per share between May 7 and November 6, 2007, $2.41 per share between November 7, 2007 and May 6, 2008, and $2.50 per share between May 7 and November 7, 2008.

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

         The Company used the Black-Scholes option pricing model to periodically reassess the fair value of the put option liability to determine if the carrying value of the liability in the consolidated financial statements required adjustment, with the adjustment recorded as an increase or decrease to interest expense.

         In November 2005, the shareholder put the 750,000 shares to the Company. The Company did not have the cash or the ability to issue shares of registered, unrestricted common stock of the Company. However, the shareholder agreed to accept 5,004,009 unregistered, restricted shares of the Company's common stock in satisfaction of the put option liability of $1,560,000, or approximately $0.31 per share.

Note 11:  Related Party Deposits

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

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2005 (Unaudited)



Note 12:  Preferred Stock

         Series B 15% Preferred Stock

         At December 31, 2005, the Company had 37,888 shares of Series B 15% Preferred Stock outstanding with a recorded value of $37,888,000.

         On October 11, 2005, the holders of the Series B 15% Preferred Stock ("Series B Holders") extended the redemption date of the Series B 15% Preferred Stock from October 31, 2005 to January 1, 2007. The Company amended its Articles of Incorporation on October 11, 2005 to reflect the modification to the redemption date. The Series B 15% Preferred Stock has been reported as a long-term liability of $37,888,000 in the consolidated balance sheet as of December 31, 2005 because of the extension of the redemption date to January 1, 2007.

         The October 11, 2005 extension requires the following consideration to be paid to the Series B Holders:

         o The cancellation on October 11, 2005 of existing warrants issued to the Series B Holders to purchase 2.5 million shares of the Company's common stock at an exercise price of $0.30 per share.

         o The issuance on October 11, 2005 of warrants to purchase 6.85 million shares of the Company's common stock exercisable through January 1, 2009 at an exercise price of $0.30 per share.

         o The issuance of additional shares of Series B 15% Preferred Stock with a redemption value of $10.7 million face value (10,700 shares) on January 1, 2007, with reductions in the number of shares to be issued allowed for repayments during the extension period of amounts due to the Series B Holders in accordance with an agreed-upon formula.

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

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2005 (Unaudited)



$20 million in the aggregate. As a result, if the Company is successful in raising the levels of funding that it requires to bring its obligations current and fund its planned operations, significant portions of this funding will be required to make redemption payments on the Series B 15% Preferred Stock in advance of the January 1, 2007 maturity date.

         The Company reviewed the requirements of Emerging Issues Task Force
(EITF) No. 02-4, Determining Whether a Debtor's Modification or Exchange of Debt Instruments Is Within the Scope of FASB Statement 15, and determined that the extension of the redemption date of the original issuance of the Company's Series B 15% Preferred Stock on October 14, 2003 met the criteria of a troubled debt restructuring outlined in Statement of Financial Accounting Standards
(SFAS) No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. No gain or loss was recorded on the October 2003 extension and subsequent extension of the due date in October 2005. The value of the warrants issued to the Series B Holders in connection with the extensions of the due dates, estimated by the Black-Scholes option pricing model, was charged to interest expense. The value of the net additional warrants issued in October 2005 and charged to interest expense was $925,000. The Series B 15% Preferred Stock will be classified as a troubled debt restructured through its redemption.

         Included in the periodic interest expense on the Series B 15% Preferred Stock is the accretion of the $10,700,000 obligation to issue 10,700 shares of additional Series B 15% Preferred Stock on January 1, 2007, calculated on the interest method. The cumulative accretion of this obligation is recorded as a long-term liability of $1,239,000 in the Company's condensed consolidated balance sheet as of December 31, 2005.

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

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2005 (Unaudited)



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

Note 13:  Stockholders' Equity

         During the six months ended December 31, 2005, the Company issued a total of 16,531,431 shares of its restricted common stock, primarily to accredited investors in transactions exempt from registration. These shares were issued at prices ranging from $0.20 to $0.35 per share through private placement offerings in reliance upon the exemption from registration contained in Rule 506 of Regulation D. The shares were issued for the following consideration:
9,032,167 shares for cash of $1,948,000; 536,002 shares in payment of accrued expenses of $112,000; 94,907 shares in reduction of deferred revenue of $19,000; 112,857 shares in payment of services of $23,000; 1,146,213 shares in reduction of debt of $234,000; 195,183 shares in payment of interest expense of $41,000;

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2005 (Unaudited)



405,093 shares to acquire property and equipment of $81,000, 5,000 shares in payment of a customer refund of $1,000, and 5,004,009 shares in payment of a put option liability of $1,560,000. In addition, cash finders' compensation and accrued finders' compensation on the sale of common stock totaled $31,000 and $95,000, respectively during the six month period. The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

         The Company has generally placed a value per share on the non-cash transactions equal to recent cash prices per share where shares of the Company's restricted common stock have been issued in payment of goods and services, reduction of debt and other purposes. The Company believes, based on the many cash sales of the Company's restricted common stock during the six months ended December 31, 2005, ranging from $0.20 to $0.35 per share, that these values per share are appropriate to use for issuances of restricted common shares in non-cash transactions. These per share values also approximated the quoted market prices of the Company's common stock during the six-month period.

         During the six months ended December 31, 2005, the Company issued options to purchase a total of 19,418,158 shares of common stock: 15,239,750 options to investors in connection with the sale of common stock of the Company with exercise prices of $0.20 to $0.25 per share exercisable for periods of 1 to 2 years; 1,528,408 options as a loan origination fee or interest to a lenders with exercise prices of $0.20 to $0.25 per share exercisable for a period of 1 to 3 years; 1,000,000 options to a vendor for services with an exercise price of $0.50 per share exercisable for a period of three years; and 1,650,000 options to employees with exercise prices of $0.25 per share exercisable for a period of 5 to 7 years (granted under the Company's employee stock option plan for which a Form S-8 registration statement has been filed). The Company estimated the value of the 1,528,408 options issued to the lenders at $104,000 using the Black-Scholes option pricing model, and charged this amount to interest expense. The Company estimated the value of the 1,000,000 options issued to a vendor for services at $30,000 using the Black-Scholes option pricing model, and charged this amount to general and administrative expense. The Company also issued options to purchase a total of 1,000,000 shares of common stock for cash of $44,000, with an exercise price of $0.20 per share for a period of one year. In addition, the Company recorded interest expense of $76,000 on 3,200,000 variable stock options during the six months ended December 31, 2005 using the Black-Scholes option pricing model.

         The Company cancelled warrants to purchase 2.5 million shares of the Company's common stock at $0.30 per share issued to the Series B Holders and issued the Series B Holders warrants to purchase 6.85 million shares of the Company's common stock exercisable through January 1, 2009 at an exercise price of $0.30 per share. The Company recorded interest expense estimated at $925,000 using the Black-Scholes option pricing model during the six months ended December 31, 2005 attributable to the net additional warrants issued.

         The Company has issued shares of its common stock as collateral for certain notes payable to related parties. These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time. The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full. During the six months ended December 31, 2005, 400,000 collateral shares were returned to the Company and cancelled when the related debt was repaid. At December 31, 2005, the Company had issued 5,350,000 shares of common stock as collateral.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2005 (Unaudited)



         As discussed in Note 10, the Company acquired 750,000 shares of its common stock when a shareholder exercised a put option. These shares were subsequently cancelled.

Note 14:  Supplemental Statement of Cash Flows Information

         During the six months ended December 31, 2005, the Company:

         o Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $11,000.

         o Decreased accounts receivable and increased related party notes receivable by $20,000.

         o Issued 405,093 shares of common stock to acquire property and equipment of $81,000.

         o Decreased accounts payable and increased short-term notes payable by $42,000.

         o Issued 536,002 shares of common stock in payment of accrued expenses of $112,000.

         o Increased accrued expenses and decreased common stock by $95,000 for accrued finders' compensation.

         o Issued 94,907 shares of common stock in reduction of deferred revenue of $19,000.

         o Issued 5,000 shares of common stock in payment of a customer refund of $1,000.

         o Issued 1,146,213 shares of common stock in payment of debt of $234,000.

         o Issued 5,004,009 shares of common stock in payment of put option liability of $1,560,000.

         o Issued 195,183 shares of common stock in payment of interest expense of $41,000.

         o    Issued 112,857 shares of common stock for services of $23,000.

         During the six months ended December 31, 2004, the Company:

         o Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $15,000.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2005 (Unaudited)



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

         o Increased accrued expenses and decreased common stock by $39,000 for accrued finders' compensation.

         o Issued 1,400,000 shares of Series A preferred stock for a decrease in accrued expenses of $70,000.

         o Converted $40,000 of related party notes payable and $27,000 of accrued interest payable into 67 shares of Series B preferred stock.

         o    Paid finders' compensation with 4,500 shares of common stock.

         Cash paid for interest expense was $62,000 and $32,000 for the six months ended December 31, 2005 and 2004, respectively.

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

         From 2003 onward through December 31, 2005, the Company's operating focus has been largely directed to the final development of the two-seat piston engine powered SparrowHawk, which it has designed and now manufactures and sells. The initial market for this aircraft lies with builders of home-built aircraft from kits; however, management also believes that there are larger, untapped markets for fully assembled SparrowHawk gyroplane aircraft. Important among these emerging markets is the potential use of the SparrowHawk as a patrol aircraft by law enforcement agencies both in the United States and overseas. An intensive marketing program for the SparrowHawk is being developed. Through December 31, 2005, 22 American Autogyro dealerships have been established in the United States and 8 internationally.

         A second emerging market is arising within the United States as a result of the Federal Aviation Administration (FAA) definition of a new category of aircraft, namely the Light Sport Aircraft (LSA). The Company has applied for an exemption applicable to gyroplanes that would allow the Company to participate initially in the LSA category through a sub-classification called Experimental Light Sport Aircraft (E-SLA). This will permit the Company to sell nearly fully assembled SparrowHawks, thereby entering a much larger market than the kit market.

         In addition, the Company developed and sells modification kits designed to improve in-flight stability and safety for another manufacturer's kit gyroplane.

         The Company began deliveries of SparrowHawk kits during the third quarter of its fiscal year ended June 30, 2004, recording initial revenues from this aircraft in the fourth quarter of fiscal year 2004. Through December 31, 2005, 80 initial orders for SparrowHawk gyroplane kits have been received, with 53 complete kits delivered. In the same period, 28 orders for the stabilization modification kits were ordered, with 27 kits delivered. During the six months ended December 31, 2005, the Company reported SparrowHawk sales revenues of $420,000 on 13 delivered kits, upgrades and parts and 1 stabilization modification kit. The Company has received substantial advance payments from dealers and customers on SparrowHawk gyroplane kit orders during the past several quarters, which have been recorded as deferred revenue. Additional revenues have also been received from the sale of modification kits, flight training and from contract manufacturing; however, these revenue sources have not been, and are not projected to be, significant to the Company.

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

         On November 7, 2005, the Company announced that the U.S. Defense Advanced Research Projects Agency ("DARPA") had selected a Company-led team to design a proof of concept high-speed, long range, vertical takeoff and landing ("VTOL") aircraft designed for use in combat search and rescue roles. Phase One of this potential multi-year $40 million four phase program begins with a fifteen month $6.4 million award to develop the preliminary design and perform key technology demonstrations. The Company estimates its share of Phase One payments will approximate $4.3 million, with the remaining portion to be paid by the Company to subcontractors and consultants hired by the Company. Payments under this contract are conditional upon the Company attaining several milestone objectives during the course of Phase One of the contract. Contracts for subsequent phases are conditional on completion of Phase One and successor phases. This modern rotorcraft, named by DARPA as the "Heliplane", is designed to exploit the Company's gyrodyne technology, offering the VTOL capability of a helicopter, the fast forward flight of an airplane, and the safety, simplicity and reliability of a GBA gyroplane. This aircraft type could be the next generation rotor wing aircraft, meeting economy and performance goals not considered achievable by any other type of VTOL aircraft.

         DARPA is the central research and development organization for the US Department of Defense (DoD). It manages and directs select basic and applied research for DoD, emphasizing technology development projects where payoff is high and where success may provide dramatic advances in the capabilities of this country's combat forces.

         During December 2005, the Company completed the first milestone of the DARPA contract and recognized contract revenue of $390,000. Direct costs of the first milestone of approximately $281,000 were expensed to cost of sales.

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

         Operating revenues from the sale of SparrowHawk kit gyroplanes and the DARPA contract, the Company's primary sources of operating revenues, are not currently sufficient, nor are they projected to be sufficient in the near future, to cover operating expenses for the following reasons:

         o To date, the Company has experienced a negative gross profit on sales because of the start-up and "learning curve" costs that are normally experienced in the introduction of a new product and due to lower than expected sales volume.

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

         The Company will continue to explore what it expects to be larger, untapped markets for fully assembled SparrowHawk gyroplane aircraft, including law enforcement agencies both in the United States and overseas using the SparrowHawk as a surveillance aircraft. The Company believes the margins on these completed aircraft will be substantially higher than on kit gyroplanes. However, through the date of this filing, no sales of fully assembled SparrowHawk gyroplane aircraft to law enforcement agencies have occurred.

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

         The Company will also receive revenues from the recently announced DARPA contract, under which the Company will lead a team to design a proof of concept high speed, long range VTOL aircraft. The Company believes that its share of revenues from phase one of this contract, currently estimated at $4.3 million, which are payable only upon the Company attaining several milestone objectives, will have a positive impact on cash flows from operations; however, the Company will also be required to add personnel, expand facilities and make other significant purchases to meet its obligations under this contract.

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

Results of Operations

         Revenues

         Total revenues increased to $653,000 in the three months ended December 31, 2005 from $194,000 in the three months ended December 31, 2004. The revenues in the three months ended December 31, 2005 were comprised of government contract revenue of $390,000, $241,000 from the sale of 5 SparrowHawk kits, options and parts, $6,000 from the sales of modification kits and other operating income and $16,000 from flight training. In the three months ended December 31, 2004, revenues were comprised of $160,000 from the sale of 5 SparrowHawk kits, options and parts, $18,000 from the sale of modification kits and $16,000 from flight training.

         Total revenues increased to $849,000 in the six months ended December 31, 2005 from $360,000 in the six months ended December 31, 2004. The revenues in the six months ended December 31, 2005 were comprised of government contract revenue of $390,000, $420,000 from the sale of 10 SparrowHawk kits, options and parts, $6,000 from the sales of modification kits and other operating income and $33,000 from flight training. In the six months ended December 31, 2004, revenues were comprised of $300,000 from the sale of 11 SparrowHawk kits, options and parts, $31,000 from the sale of modification kits and $29,000 from flight training.

         The Company began delivering SparrowHawk kits in the third quarter of fiscal year 2004. SparrowHawk revenues increased in the current year over last year in spite a smaller number of kits sold due to increased sales prices of the kits and additional sales of repair parts and options. As discussed above, the Company completed the first milestone of its DARPA contract during December 2005 and invoiced $390,000.

         At December 31, 2005, advance deposits collected over the past several quarters of $559,000, included in deferred revenue, from customers and dealers principally for SparrowHawk kits, have added significantly to overall cash flow. During fiscal year 2006, the Company will be progressively increasing its focus on satisfying a growing demand for SparrowHawk kits, and, to a lesser extent, for modification kits. The Company recognizes revenues on the sale of SparrowHawk kits when a complete kit has been delivered and the collection of the remaining purchase price is reasonably assured. While less in dollar amount, flight training revenue will be an ongoing addition to Company cash flow. The Company does not consider subcontract manufacturing revenues as a significant future source of ongoing revenue to the Company.

         The Company recognizes revenue on the DARPA contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA. At that time, DARPA instructs the Company to submit an invoice for payment for the respective milestone at the amount specified in the contract.

         Costs and Expenses

         Comparing the three months ended December 31, 2005 to the three months ended December 31, 2004, cost of sales increased to $647,000 from $235,000. The increase in fiscal year 2005 was primarily due to the cost of sales recorded for the DARPA contract of $281,000 and the cost of sales of the SparrowHawk kits, options and parts of $351,000. Comparing the six months ended December 31, 2005 to the six months ended December 31, 2004, cost of sales increased to $1,019,000 from $413,000, primarily due to the cost of sales recorded for the DARPA contract of $281,000 and the cost of sales of the SparrowHawk kits, options and parts of $715,000.

         The Company continues to experience a negative gross profit on the SparrowHawk kits because of the nonrecurring and "learning curve" costs that are normally experienced in the introductory production of a new product and due to lower than expected sales volume. Ongoing improvements to the design and packaging of the kits without a similar increase in the sales price of the kits, and the transition of substantial portions of kit manufacturing and assembly operations to the Salt Lake City facility also contributed to increasing negative margins on the sale of SparrowHawk kits. The Company anticipates that as the Company improves its manufacturing capabilities and increases its sales efforts, the negative gross profit on sales will narrow in fiscal year 2006, but may not turn positive. In addition, only nominal gross margin is realized on the sale of modification kits and on flight training. All costs of incomplete SparrowHawk kits delivered as of December 31, 2005 have been deferred and included in work-in-process inventories.

         Comparing the three months ended December 31, 2005 to the three months ended December 31, 2004, research and development expenses decreased to $565,000 from $592,000. Comparing the six months ended December 31, 2005 to the six months ended December 31, 2004, research and development expenses increased to $1,208,000 from $1,059,000.

         The increase in research and development expenses on a year-to-date basis in the current fiscal year is due primarily to the addition of new engineering employees in relation to the development of applications for contracts from government agencies, including the DARPA contract, and to increases in compensation for current employees. During the three months ended December 31, 2005, portions of the cost of these engineering employees and other related costs were charged to cost of sales of the DARPA contract as their efforts were redirected to the contract, resulting in a slight decrease in research and development expenses during the current quarter as compared to the same quarter last year. Research and development activities have consisted of ongoing variations to the SparrowHawk, fully assembled SparrowHawk gyroplane derivatives, potential applications of the Company's technology to heavy lift vertical take-off military aircraft, runway independent short-haul airliners and other aircraft, including government contract opportunities.

         Comparing the three months ended December 31, 2005 to the three months ended December 31, 2004, general and administrative expenses increased to $439,000 from $386,000, a 14% increase. Comparing the six months ended December 31, 2005 to the six months ended December 31, 2004, general and administrative expenses increased to $937,000 from $805,000, a 16% increase. The increase in the current year is due primarily to the addition of personnel and to increases in compensation for current personnel supporting the sales and development of the SparrowHawk and government contract opportunities, including the DARPA contract.

         Other Income and Expenses

         Comparing the three months ended December 31, 2005 to the three months ended December 31, 2004, related party interest income decreased to $2,000 from $4,000 due to repayment of related party notes receivable in the current fiscal year. Similarly, comparing the six months ended December 31, 2005 to the six months ended December 31, 2004, related party interest decreased to $3,000 from $6,000.

         Comparing the three months ended December 31, 2005 to the three months ended December 31, 2004, interest and other income increased to $155,000 from $3,000, primarily because of a $149,000 gain on settlement of debt recognized in the current year second quarter. Similarly, comparing the six months ended December 31, 2005 to the six months ended December 31, 2004, interest and other income increased to $164,000 from $11,000. In addition to the gain on settlement of debt, interest and other income is comprised of interest income earned on the Company's bank deposits, sales of scrap materials and other miscellaneous sources.

         Interest expense for the three months ended December 31, 2005 compared to the three months ended December 31, 2004 decreased slightly to $375,000 from $387,000. However, compared to the six months ended December 31, 2005 to the six months ended December 31, 2004, interest expense increased to $815,000 from $705,000. The increase on a year-to-date basis in the current fiscal year was due primarily to additional interest expense incurred in the first quarter of the current fiscal year on the issuance of stock options to lenders in connection with new debt or debt extensions, and the effect of current fiscal year net additions to debt.

         Comparing the three months ended December 31, 2005 to the three months ended December 31, 2004, Series B Preferred Stock interest expense increased to $4,202,000 from $1,839,000. Compared to the six months ended December 31, 2005 to the six months ended December 31, 2004, Series B Preferred Stock interest expense increased to $7,043,000 from $3,453,000. Dividends on the Series B Preferred Stock, which are recorded as interest expense, have been "paid in kind" with additional shares of Series B Preferred Stock. As a result, the number of shares on which the interest expense is computed has continued to increase. In addition, the $925,000 estimated value of the additional warrants issued in connection with the extension of the due date of the Series B Preferred Stock in October 2005 was charged to Series B Preferred Stock interest expense. This interest expense in the quarter ended December 31, 2005 was also increased by $1,239,000 for the accretion of the future obligation to issue additional shares of Series B Preferred Stock on January 1, 2007, the extended maturity date.

         Net Loss

         During the three months and six months ended December 31, 2005, the Company continued to record losses as it progressed toward full marketing and manufacturing of the SparrowHawk gyroplane kit, continued research and development activities on SparrowHawk gyroplane derivatives and other applications of the Company's gyroplane technology, and commenced work on the DARPA contract. For the three months ended December 31, 2005, the loss from operations was $998,000 compared to the loss from operations of $1,019,000 for the three months ended December 31, 2004. For the six months ended December 31, 2005, the loss from operations was $2,315,000 compared to $1,917,000 for the six months ended December 31, 2004. The increase in the loss from operations on a year-to-date basis in the current fiscal year resulted from negative gross margins on revenues and increases in operating costs and expenses as described above, offset by the increase in revenues. The recognition of revenue from the DARPA contract in the three months ended December 31, 2005 resulted in a slight decrease in the loss from operations compared to the comparative three months in the prior fiscal year.

         The net loss and the net loss applicable to common stockholders for the three months ended December 31, 2005 was $5,418,000 compared to $3,238,000 for the three months ended December 31, 2004. The net loss and the net loss applicable to common stockholders for the six months ended December 31, 2005 was $10,006,000 compared to $6,058,000 for the six months ended December 31, 2004. The increase in the net loss and the net loss applicable to common stockholders in the current fiscal year resulted from increases in operating costs and expenses and Series B Preferred Stock interest expense, as described above, offset by the increase in revenues.

Liquidity and Capital Resources

         At December 31, 2005, the Company had total current liabilities of $13,467,000 and current assets of $875,000, resulting in a working capital deficiency of $12,592,000. Total liabilities exceed total assets by $57,676,000 at December 31, 2005. The Company anticipates that operating costs of personnel, facilities, research and development and sales and marketing will increase from levels reported for fiscal year 2005.

         Net cash used in operating activities was $2,089,000 for the six months ended December 31, 2005 compared to $1,261,000 for the six months ended December 31, 2004, primarily due to negative gross margins on revenues and increases in operating costs and expenses as described above.

         The Company has funded losses from operations in the current fiscal year and historically primarily from the issuance of debt and the sale of the Company's restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations.

         Net cash used in investing activities for the six months ended December 31, 2005 was $149,000, comprised of the purchase of property and equipment of $129,000 and the issuance of a related party note receivable of $20,000. Net cash used in investing activities for the six months ended December 31, 2004 was $28,000 for the purchase of property and equipment.

         Net cash provided by financing activities was $2,198,000 for the six months ended December 31, 2005 comprised primarily of a net increase in debt of $237,000 and net proceeds from the issuance of common stock of $1,961,000. Net cash provided by financing activities for the six months ended December 31, 2004 was $1,262,000, comprised of a net increase in debt of $393,000 and net proceeds from the issuance of common stock of $869,000. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses. The Company believes that its share of revenues from the recently awarded government contract, which are payable only upon the Company attaining several milestone objectives, will have a positive impact on cash flows from operations; however, the Company will also be required to add personnel, expand facilities and make other significant purchases to meet its obligations under this contract. There is no assurance that the Company will be successful in either raising sufficient capital or improving operations.

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

         In the face of continuing fund-raising difficulties, in fiscal years 2002 and 2003, the Company successfully approached many of its principal vendors requesting that they accept extensions of payments beyond their normal terms. As a result, the Company is servicing much of its pre-November 2001 obligations to vendors utilizing a combination of repayment plans, which include monthly payments for smaller vendor liabilities and promissory notes for larger vendor liabilities. As of December 31, 2005, the Company was delinquent in making payments on substantially all promissory notes to vendors and to other unrelated party lenders, which totaled $689,000. The Company continues ongoing negotiations with these vendors and lenders, and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action. The Company intends to repay in full all vendors and lenders, including accrued interest where applicable. The Company is also delinquent in making payments on capital lease obligations to a related party of $660,000, other related party notes payable totaling $1,136,000, and accrued interest payable on debt of $723,000.

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

         The October 11, 2005 extension requires the following consideration to be paid to the Series B Holders:

         o The cancellation on October 11, 2005 of existing warrants issued to the Series B Holders to purchase 2.5 million shares of the Company's common stock at an exercise price of $0.30 per share.

         o The issuance on October 11, 2005 of warrants to purchase 6.85 million shares of the Company's common stock exercisable through January 1, 2009 at an exercise price of $0.30 per share.

         o The issuance of additional shares of Series B 15% Preferred Stock with a redemption value of $10.7 million face value (10,700 shares) on January 1, 2007, with reductions in the number of shares to be issued allowed for repayments during the extension period of amounts due to the Series B Holders in accordance with an agreed-upon formula.

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

         The Company recognizes revenue on its current government contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA. At that time, DARPA instructs the Company to submit an invoice for payment for the respective milestone at the amount specified in the contract. Contract-related expenses incurred by the Company for each milestone of the contract, including its own labor, travel, supplies and other costs, and the costs of subcontractors and consultants, are deferred and expensed to cost of sales as the contract revenue for the milestone is recognized.

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

         Put Option Liability - To comply with SFAS No. 150, the Company has estimated the fair value of the put option liability using the Black-Scholes option-pricing model. Until the obligation was satisfied in November 2005, the Company used this methodology to periodically reassess the fair value of the put option liability to determine if the carrying value of the liability in the consolidated financial statements required adjustment, with changes in the fair value recognized as interest cost. The fair value of the put option liability was inversely related to the fair value of the Company's common stock. Any material changes in the fair value of the Company's common stock could have resulted in material changes in the fair value of the put option liability.

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

Item 3.  Controls and Procedures

         (A) Evaluation of disclosure controls and procedures

         The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of December 31, 2005. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective, except as described below, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

         During the audit of the Company's consolidated financial statements for the year ended June 30, 2005, management and the Company's independent auditors identified a material weakness in the Company's internal control over the financial reporting process relating to the identification, recording and reporting of cost of sales of the Company's products, the cost of raw materials and parts inventories, and the cost of work-in-process inventories through the Company's manufacturing and cost accounting software. In addition, the Company has not completely implemented the accounting module of this ERP software to enable the costs of the Company's purchasing, manufacturing and sales activities to integrate with the financial statements of the Company.

         During the first six months of fiscal year 2006, the Company has been implementing the following actions to address the cost accounting weakness described above. The Company purchased an upgrade to the ERP system and has committed to fully implement the accounting module of the software. Training has been conducted for finance and other personnel of the Company in the use of the ERP software, and such training will continue during fiscal year 2006. Consultants from the vendor of the software have visited the Company and provided a report recommending improvements and providing instructions for fully integrating all modules of the software which the Company is using in its plans to strengthen controls. The Company has also hired a cost accountant experienced in a manufacturing environment similar to that of the Company. The Company believes that it will require four to six months to implement the changes necessary to fully address the cost accounting weakness, and currently estimates the accounting module of the ERP software will be fully implemented by July 1, 2006.

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

         During fiscal year 2005 and continuing into fiscal year 2006, the Company implemented changes to improve its internal controls over financial reporting. These changes included, among other procedures, more comprehensive documentation of accounting policies and procedures, implementation of analytical review procedures, schedules and checklists for the preparation of interim and annual financial statements, and executive level review of journal entries.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the period November 26 through December 31, 2005, the Company issued a total of 2,238,458 shares of its restricted common stock, primarily to accredited investors in transactions exempt from registration. These shares were issued at prices ranging from $0.20 to $0.30 per share through private placement offerings in reliance upon the exemption from registration contained in Rule 506 of Regulation D. The shares were issued for the following consideration:
1,291,417 shares for cash of $536,000; 154,273 shares in payment of accrued expenses of $35,000; 2,857 shares in payment of services of $1,000; 646,213 shares in reduction of debt of $134,000; and 143,698 shares in payment of interest expense of $31,000. In addition, accrued finders' compensation on the sale of common stock totaled $41,000 during this period. The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

         During the six months ended December 31, 2005, the Company issued options to purchase a total of 17,768,158 shares of its restricted common stock:
15,239,750 options to investors in connection with the sale of common stock of the Company with exercise prices of $0.20 to $0.25 per share exercisable for periods of 1 to 2 years; 1,528,408 options as a loan origination fee or interest to a lenders with exercise prices of $0.20 to $0.25 per share exercisable for a period of 1 to 3 years; and 1,000,000 options to a vendor for services with an exercise price of $0.50 per share exercisable for a period of three years. The Company estimated the value of the 1,528,408 options issued to the lenders at $104,000 using the Black-Scholes option pricing model, and charged this amount to interest expense. The Company estimated the value of the 1,000,000 options issued to a vendor for services at $30,000 using the Black-Scholes option pricing model, and charged this amount to general and administrative expense. The Company also issued options to purchase a total of 1,000,000 shares of common stock for cash of $44,000, with an exercise price of $0.20 per share for a period of one year. In addition, the Company recorded interest expense of $77,000 on 3,200,000 variable stock options during the six months ended December 31, 2005 using the Black-Scholes option pricing model.

Item 3.  Defaults Upon Senior Securities

         The Company is current on its obligations pertaining to the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock. However, as more fully discussed under "Liquidity and Capital Resources" above, the Company is delinquent in making payments on notes payable to vendors totaling $689,000, capital lease obligations of $660,000, notes payable to related parties totaling $1,136,000, and $723,000 of accrued interest payable on debt.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

Item 5.  Other Information

         During the period November 26 through December 31, 2005, the Company issued a total of 2,238,458 shares of its restricted common stock, primarily to accredited investors in transactions exempt from registration. See Item 2-Unregistered Sales of Equity Securities and Use of Proceeds.

         During the six months ended December 31, 2005, the Company issued options to purchase a total of 17,768,158 shares of its restricted common stock. See Item 2 - Unregistered Sales of Equity Securities and use of Proceeds.

Item 6.  Exhibits

         (a)      Exhibits (filed with this report unless indicated below):

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


                                            GROEN BROTHERS AVIATION, INC.


                                            By: /s/ David Groen
                                            ------------------------------------
                                            David Groen, President and Chief
                                            Executive Officer
                                            (Principal Executive Officer)

                                            Date:    February 21, 2006

                                            By: /s/ Dennis P. Gauger
                                            ------------------------------------
                                            Dennis P. Gauger, Chief Financial
                                            Officer and Secretary
                                            (Principal Financial and Accounting
                                            Officer)

                                            Date:    February 21, 2006