Form 10QSB
period 2006-03-31
GROEN BROTHERS AVIATION INC /UT/
filed 2006-05-19
CIK 870743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         |X|      Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2006

         |_|      Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

         For the transition period from ___________ to __________

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

 Large Accelerated Filer |_|  Accelerated Filer |_|   Non-accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Class                                   Outstanding at March 31, 2006
--------------------------                      -----------------------------
Common Stock, No Par Value                                 147,696,008

Transitional Small Business Disclosure Format.  Yes |_|  No |X|

                          GROEN BROTHERS AVIATION, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet, March 31, 2006 (unaudited)...................2

         Condensed Consolidated Statements of Operations for the Three Months
            ended March 31, 2006 and 2005 (unaudited).......................................3

         Condensed Consolidated Statements of Operations for the Nine Months
            ended March 31, 2006 and 2005 (unaudited).......................................4

         Condensed Consolidated Statements of Cash Flows for the Nine Months
            ended March 31, 2006 and 2005 (unaudited).......................................5

         Notes to Condensed Consolidated Financial Statements...............................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................................20

Item 3.  Controls and Procedures...........................................................31

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................................32

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......................32

Item 3.  Defaults Upon Senior Securities...................................................32

Item 4.  Submission of Matters to a Vote of Security Holders...............................33

Item 5.  Other Information.................................................................33

Item 6.  Exhibits..........................................................................33

SIGNATURES.................................................................................34

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                         GROEN BROTHERS AVIATION, INC.
                                Condensed Consolidated Balance Sheet (Unaudited)
                                                 March 31, 2006
Assets
------
Current assets:
   Cash                                                                                      $            5,000
   Accounts receivable                                                                                  771,000
   Related party notes receivable                                                                        86,000
   Prepaid expenses                                                                                       2,000
   Inventories                                                                                          288,000
                                                                                            ---------------------

   Total current assets                                                                               1,152,000

Property and equipment, net                                                                             435,000
                                                                                            ---------------------

   Total assets                                                                               $       1,587,000
                                                                                            =====================

Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:
   Accounts payable                                                                               $   1,857,000
   Accrued expenses                                                                                   4,785,000
   Deferred revenue                                                                                     545,000
   Short-term notes payable                                                                             698,000
   Related party notes payable                                                                        7,341,000
   Series B 15% cumulative redeemable non-voting preferred stock, no par
      value, 50,000,000 shares authorized, 39,309 shares issued and outstanding                      39,309,000
   Liability to issue additional shares of Series B 15% preferred stock                               3,217,000
                                                                                            ---------------------

   Total current liabilities                                                                         57,752,000

Long-term liabilities:
   Accrued expenses                                                                                   3,883,000
   Deferred revenue                                                                                      25,000
   Long-term debt                                                                                       292,000
   Related party deposits                                                                             2,145,000
                                                                                            ---------------------

   Total liabilities                                                                                 64,097,000
                                                                                            ---------------------

Stockholders' deficit:
   Series A convertible preferred stock, no par value, 50,000,000 shares
      authorized, 1,400,000 shares issue and outstanding                                                 70,000
   Common stock, no par value, 500,000,000 shares authorized, 147,696,008
      shares issued and outstanding                                                                  29,027,000
   Accumulated deficit                                                                              (91,607,000)
                                                                                            ---------------------

   Total stockholders' deficit                                                                      (62,510,000)
                                                                                            ---------------------

   Total liabilities and stockholders' deficit                                              $         1,587,000
                                                                                            =====================


     See accompanying notes to condensed consolidated financial statements.


                                          GROEN BROTHERS AVIATION, INC.
                           Condensed Consolidated Statements of Operations (Unaudited)
                                          Three Months Ended March 31,

                                                                                 2006                 2005
                                                                                 ----                 ----

Revenues                                                                         $   963,000         $   237,000
                                                                          -------------------- -------------------
Costs and expenses:
   Cost of sales                                                                   1,280,000             299,000
   Research and development                                                          746,000             614,000
   General and administrative expenses                                               441,000             517,000
                                                                          -------------------- -------------------

   Total costs and expenses                                                        2,467,000           1,430,000
                                                                          -------------------- -------------------

   Loss from operations                                                           (1,504,000)         (1,193,000)
                                                                          -------------------- -------------------
Other income (expense):
   Related party interest income                                                       1,000               1,000
   Interest and other income                                                           5,000               7,000
   Interest expense                                                                 (278,000)           (234,000)
   Series B preferred stock interest expense                                      (3,399,000)         (2,110,000)
                                                                          -------------------- -------------------

   Total other income (expense)                                                   (3,671,000)         (2,336,000)
                                                                          -------------------- -------------------

Loss before income taxes                                                          (5,175,000)         (3,529,000)

Income tax benefit                                                                         -                  -
                                                                          -------------------- -------------------

Net loss                                                                       $  (5,175,000)       $ (3,529,000)
                                                                          ==================== ===================

Net loss applicable to common stockholders                                     $  (5,175,000)       $ (3,529,000)
                                                                          ==================== ===================

Net loss per share - basic and diluted                                         $       (0.04)       $      (0.03)
                                                                          ==================== ===================

Weighted average number of common shares
   outstanding - basic and diluted                                               141,656,000         117,365,000
                                                                          ==================== ===================


     See accompanying notes to condensed consolidated financial statements.


                                          GROEN BROTHERS AVIATION, INC.
                           Condensed Consolidated Statements of Operations (Unaudited)
                                           Nine Months Ended March 31,

                                                                                 2006                 2005
                                                                                 ----                 ----

Revenues                                                                        $  1,812,000         $   597,000
                                                                          -------------------- -------------------

Costs and expenses:
   Cost of sales                                                                   2,299,000             712,000
   Research and development                                                        1,954,000           1,673,000
   General and administrative expenses                                             1,378,000           1,322,000
                                                                          -------------------- -------------------

   Total costs and expenses                                                        5,631,000           3,707,000
                                                                          -------------------- -------------------

   Loss from operations                                                           (3,819,000)         (3,110,000)
                                                                          -------------------- -------------------

Other income (expense):
   Related party interest income                                                       4,000               7,000
   Interest and other income                                                         169,000              18,000
   Interest expense                                                               (1,093,000)           (939,000)
   Series B preferred stock interest expense                                     (10,442,000)         (5,563,000)
                                                                          -------------------- -------------------

   Total other income (expense)                                                  (11,362,000)         (6,477,000)
                                                                          -------------------- -------------------

Loss before income taxes                                                         (15,181,000)         (9,587,000)

Income tax benefit                                                                         -                  -
                                                                          -------------------- -------------------

Net loss                                                                       $ (15,181,000)       $ (9,587,000)
                                                                          ==================== ===================

Net loss applicable to common stockholders                                     $ (15,181,000)       $ (9,587,000)
                                                                          ==================== ===================

Net loss per share - basic and diluted                                            $    (0.11)         $    (0.08)
                                                                          ==================== ===================

Weighted average number of common shares
   outstanding - basic and diluted                                                134,908,000         114,621,000
                                                                          ==================== ===================





     See accompanying notes to condensed consolidated financial statements.


                                          GROEN BROTHERS AVIATION, INC.
                           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                           Nine Months Ended March 31,


                                                                                    2006               2005
                                                                                    ----               ----
Cash flows from operating activities:
   Net loss                                                                      $ (15,181,000)    $   (9,587,000)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization expense                                            120,000             89,000
      Common stock issued for interest and services expenses                           139,000             20,000
      Stock options and warrants issued for interest and services
         expenses                                                                    1,092,000             80,000
      Interest expense accrued on Series B preferred stock                           9,517,000          5,563,000
      Interest expense on put option liability                                          45,000             59,000
      Accrued interest expense added to debt principal                                       -             49,000
      Common stock issued for 401(k) expense                                           124,000             88,000
      Gain on settlement of debt                                                      (149,000)                 -
      Other                                                                             (4,000)             2,000
      (Increase) decrease in:
         Accounts and notes receivable                                                (758,000)            (7,000)
         Prepaid expense                                                                 2,000                  -
         Inventories                                                                   107,000             53,000
      Increase (decrease) in:
         Accounts payable                                                              976,000              3,000
         Accrued expenses                                                            1,186,000          1,463,000
         Deferred revenue                                                              (23,000)            20,000
                                                                              ------------------ ------------------

   Net cash used in operating activities                                            (2,807,000)        (2,105,000)
                                                                              ------------------ ------------------

Cash flows from investing activities:
   Purchase of property and equipment                                                 (165,000)           (30,000)
   Issuance of related party notes receivable                                          (29,000)                 -
   Payments of related party notes receivable                                            3,000             89,000
                                                                              ------------------ ------------------

   Net cash provided by (used in) investing activities                                (191,000)            59,000
                                                                              ------------------ ------------------

Cash flows from financing activities:
   Proceeds from the issuance of debt                                                1,096,000            611,000
   Repayment of debt                                                                  (297,000)           (53,000)
   Proceeds from the issuance of common stock and stock options                      2,165,000          1,806,000
   Payment of finders' compensation on issuance of common stock                        (31,000)           (14,000)
                                                                              ------------------ ------------------

   Net cash provided by financing activities                                         2,933,000          2,350,000
                                                                              ------------------ ------------------

Net increase (decrease) in cash                                                        (65,000)           304,000
Cash, beginning of period                                                               70,000             27,000
                                                                              ------------------ ------------------

Cash, end of period                                                              $       5,000         $  331,000
                                                                              ================== ==================


     See accompanying notes to condensed consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended March 31, 2006 (Unaudited)



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

         The unaudited condensed consolidated financial statements include the accounts of the Company and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2006, the results of operations for the three months and nine months ended March 31, 2006 and 2005, and cash flows for the nine months ended March 31, 2006 and 2005. The results of operations for the three months and nine months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2006.

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

         As discussed in Note 2, the Company announced on November 7, 2005 that the US Defense Advanced Research Projects Agency ("DARPA") has selected the Company to lead a team to design a proof of concept high speed, long range, vertical takeoff and landing ("VTOL") aircraft designed for use in combat search and rescue roles. This contract has been a significant source of revenues for the nine months ended March 31, 2006. The Company believes that its share of revenues from phase one of the contract, currently estimated at approximately $4.3 million, will continue to be the largest source of revenues in the short term, and will have a positive impact on cash flows from operations. However, the Company will be required to add personnel, expand facilities and make other significant purchases to meet its obligations under this contract, which may result in a low profit margin realized on the DARPA contract.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended March 31, 2006 (Unaudited)


         Operating revenues from the DARPA contract and from the sale of SparrowHawk kit gyroplanes, the Company's primary source of operating revenues prior to the award of the DARPA contract, are not currently sufficient, nor will they be sufficient in the near future, to cover operating expenses. SparrowHawk kit sales, in particular, will not be sufficient to cover related operating expenses for the following reasons:

         o To date, the Company has experienced a negative gross profit on sales because of the start-up and "learning curve" costs that are normally experienced in the introduction of a new product and due to lower than expected sales volume.

         o The Company projects that as the Company improves it manufacturing capabilities and increases its sales efforts the negative gross profit on sales will narrow in fiscal year 2007, although there is no assurance that the Company will be successful in reducing the negative gross margin.

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

         The Company does not expect revenues from the sale of Hawk 4 gyroplanes will be realized until the Company completes the Federal Aviation Administration ("FAA") or equivalent international certification of the aircraft. Currently, the Company estimates that approximately $40 million to $60 million and a two to three year period will be required to complete the certification. The Company is in discussions with parties that have expressed interest in funding the completion of the certification and commencing the production of the Hawk 4 gyroplane. These discussions are ongoing, but the Company is not in a position to conclude how likely a favorable outcome to these opportunities is. With the announcement of such a funding source, the Company believes prospects will improve to raise equity capital from other sources to fund operations and meet debt obligations. Because of ongoing research and development efforts and the projected costs of certification, the Company does not project that it will have net income or positive cash flows from Hawk 4 operations until FAA certification is obtained and sales of Hawk 4 gyroplanes reach planned levels.

         As a result, the Company anticipates that operating costs of personnel, facilities, research and development and sales and marketing will increase from levels reported for fiscal year 2005 and for the first nine months of fiscal year 2006.

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

         The Company recognizes revenue on this contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA. At that time, DARPA will instruct the Company to submit an invoice for payment for the respective milestone at the amounts specified in the contract. Contract-related expenses incurred by the Company for each milestone of the contract, including its own labor, travel, supplies and other costs, and the costs of subcontractors and consultants, will be deferred and expensed to cost of sales as the contract revenue for the milestone is recognized. During December 2005, the Company completed the first milestone of the DARPA contract and recognized contract revenue of $390,000. During March 2006, the Company completed the second milestone of the DARPA contract and recognized contract revenue of $760,000. Total direct costs of the first two milestones of approximately $1,140,000 were expensed to cost of sales during the nine months ended March 31, 2006.

Note 3:  Loss Per Common Share

         The computation of basic net loss per common share is computed using the weighted average number of common shares outstanding during each period. The computation of diluted net loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise from the exercise of stock options and warrants

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended March 31, 2006 (Unaudited)



outstanding using the treasury stock method and the average market price per share during the period, as well as common shares issuable upon the conversion of debt and preferred stock to common stock. Common stock equivalents were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

         The calculation of the weighted average number of common shares outstanding excludes common shares that have been issued as collateral for certain notes payable to related parties. These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time. The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full. During the nine months ended March 31, 2006, 400,000 collateral shares were returned to the Company and cancelled when the related debt was repaid. At March 31, 2006, the Company had issued 5,350,000 shares of common stock as collateral.

Note 4:  Reclassifications

         Certain amounts in the financial statements for the three months and nine months ended March 31, 2005 have been reclassified to conform to the current period presentation.

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

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended March 31, 2006 (Unaudited)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                           2006              2005
                                                                    --------------------------------------

    Reported net loss applicable to common stockholders                 $  (5,175,000)     $  (3,529,000)

    Deduct: Total stock-based employee compensation
       determined under fair value based method, net of
       related tax effects                                                   (274,000)           (88,000)
                                                                    --------------------------------------

    Pro forma net loss                                                  $  (5,449,000)     $  (3,617,000)
                                                                    ======================================

    Basic and diluted loss per share:
             As reported                                                $       (0.04)     $       (0.03)
                                                                    ======================================

             Pro forma                                                  $       (0.04)     $       (0.03)
                                                                    ======================================


                                                                              Nine Months Ended
                                                                                  March 31,
                                                                           2006              2005
                                                                    --------------------------------------

    Reported net loss applicable to common stockholders                 $ (15,181,000)     $  (9,587,000)

    Deduct: Total stock-based employee compensation
       determined under fair value based method, net of
       related tax effects                                                 (1,239,000)        (1,200,000)
                                                                    --------------------------------------

    Pro forma net loss                                                  $ (16,420,000)     $ (10,787,000)
                                                                    ======================================

    Basic and diluted loss per share:
             As reported                                                $       (0.11)     $       (0.08)
                                                                    ======================================

             Pro forma                                                  $       (0.12)     $       (0.09)
                                                                    ======================================


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

Note 7:  Inventories:

         Inventories consisted of the following at March 31, 2006:


         Raw materials and parts                                  $   193,000
         Work-in-process                                               95,000
                                                        ----------------------

         Total                                                     $  288,000
                                                        ======================

Note 8:  Accrued Expenses:

         Accrued expenses reported as current liabilities consisted of the following at March 31, 2006:

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended March 31, 2006 (Unaudited)


         Related party interest                               $ 3,495,000
         Compensation, related taxes and benefits                 588,000
         Interest                                                 471,000
         Consulting fees                                           99,000
         Finders' compensation                                     42,000
         Royalties to related parties                              18,000
         Other                                                     72,000
                                                            --------------

         Total                                                $ 4,785,000
                                                            ==============

         Accrued related party interest payable is comprised of interest expense payable on notes payable to related parties, consisting primarily of stockholders of the Company.

         Royalty payments of 1% of the gross sales price of gyroplanes are to be paid to the Company's founders, David and Jay Groen. Through March 31, 2006, royalties payable totaled $9,000 to each of these individuals, which amounts are accrued as a component of cost of sales in the condensed consolidated statements of operations.

         Long-term accrued expenses consisted of the following at December 31, 2005:


         Deferred compensation                                     $ 3,417,000
         Accrued payroll taxes on deferred compensation                144,000
         Accrued interest on deferred compensation                     322,000
                                                                ---------------

         Total                                                     $ 3,883,000
                                                                ===============

         The deferred compensation is payable to twelve officers and directors of the Company, with amounts originating from fiscal year 1998 through the current fiscal year. In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary. The terms of the Company's Series B 15% Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B 15% Preferred Stock have been paid in full. Absent payment restrictions related to outstanding Series B 15% Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company's Board of Directors. Through March 31, 2006, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company's outstanding financing agreements and would be prudent in light of the Company's financial condition and availability of cash. In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum. The accrual of interest was permanently discontinued on July 1, 2004. The deferred compensation and related accrued payroll taxes and interest payable are classified as long-term liabilities at March 31, 2006 as the Company does not anticipate payment of any of these amounts in the next twelve months.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended March 31, 2006 (Unaudited)

Note 9:  Debt

         Included in short-term notes payable at March 31, 2006 are notes payable to vendors and others totaling $649,000, substantially all of which are technically in default. The Company continues ongoing negotiations with the vendors and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

         Substantially all related party notes payable and long-term debt at March 31, 2006 are payable to stockholders of the Company who are considered related parties. The Company is also delinquent in making payments on capital lease obligations of $660,000 and other notes payable totaling $1,270,000 included in related party notes payable.

         The Company is also delinquent on making payments of accrued interest payable on debt of $789,000, of which $362,000 is payable to related parties.

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

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended March 31, 2006 (Unaudited)



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

Note 12:  Preferred Stock

         Series B 15% Preferred Stock

         At March 31, 2006, the Company had 39,309 shares of Series B 15% Preferred Stock outstanding with a recorded value of $39,309,000.

         On October 11, 2005, the holders of the Series B 15% Preferred Stock ("Series B Holders") extended the redemption date of the Series B 15% Preferred Stock from October 31, 2005 to January 1, 2007. The Company amended its Articles of Incorporation on October 11, 2005 to reflect the modification to the redemption date. The Series B 15% Preferred Stock has been reported as a current liability in the condensed consolidated balance sheet as of March 31, 2006.

         The October 11, 2005 extension required the following consideration to be paid to the Series B Holders:

         o The cancellation on October 11, 2005 of existing warrants issued to the Series B Holders to purchase 2.5 million shares of the Company's common stock at an exercise price of $0.30 per share.

         o The issuance on October 11, 2005 of warrants to purchase 6.85 million shares of the Company's common stock exercisable through January 1, 2009 at an exercise price of $0.30 per share.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended March 31, 2006 (Unaudited)



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

         The Company reviewed the requirements of Emerging Issues Task Force
(EITF) No. 02-4, Determining Whether a Debtor's Modification or Exchange of Debt Instruments Is Within the Scope of FASB Statement 15, and determined that the extension of the redemption date of the original issuance of the Company's Series B 15% Preferred Stock on October 14, 2003 met the criteria of a troubled debt restructuring outlined in Statement of Financial Accounting Standards
(SFAS) No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. No gain or loss was recorded on the October 2003 extension and subsequent extension of the due date in October 2005. The value of the warrants issued to the Series B Holders in connection with the extensions of the due dates, estimated by the Black-Scholes option pricing model, was charged to interest expense. The value of the net additional warrants issued in October 2005 and charged to interest expense was $924,000. The Series B 15% Preferred Stock will be classified through its redemption as a troubled debt restructuring.

         Included in the periodic interest expense on the Series B 15% Preferred Stock is the accretion of the $10,700,000 obligation to issue 10,700 shares of additional Series B 15% Preferred Stock on January 1, 2007, calculated on the interest method. The cumulative accretion of this obligation is recorded as a current liability of $3,217,000 in the Company's condensed consolidated balance sheet as of March 31, 2006.

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

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended March 31, 2006 (Unaudited)



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

Note 13:  Stockholders' Equity

         During the nine months ended March 31, 2006, the Company issued a total of 18,421,836 shares of its restricted common stock, primarily to accredited investors in transactions exempt from registration. These shares were issued at prices ranging from $0.20 to $0.35 per share through private placement offerings in reliance upon the exemption from registration contained in Rule 506 of Regulation D. The shares were issued for the following consideration: 9,874,417 shares for cash of $2,121,000; 632,302 shares in payment of accrued expenses of $131,000; 94,907 shares in reduction of deferred revenue of $19,000; 280,357 shares in payment of services of $57,000; 1,221,213 shares in reduction of debt of $249,000; 398,558 shares in payment of interest expense of $82,000; 405,093 shares to acquire property and equipment of $81,000, 5,000 shares in payment of a customer refund of $1,000, 5,004,009 shares in payment of a put option liability of $1,560,000; and 505,980 shares in payment of the Company's 401(k) plan contribution. In addition, cash finders' compensation and accrued finders' compensation on the sale of common stock totaled $31,000 and $98,000, respectively, during the nine month period. The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

         The Company has generally placed a value per share on non-cash transactions equal to recent cash prices per share where shares of the Company's restricted common stock have been issued in payment of goods and services, reduction of debt and other purposes. The Company believes, based on the many cash sales of the Company's restricted common stock during the nine months ended March 31, 2006, ranging from $0.20 to $0.35 per share, that these values per share are appropriate to use for issuances of restricted common shares in non-cash transactions. These per share values also approximated the quoted market prices of the Company's common stock during the nine-month period.

         During the nine months ended March 31, 2006, the Company issued options to purchase a total of 20,760,408 shares of common stock: 16,007,000 options to investors in connection with the sale of common stock of the Company with exercise prices of $0.20 to $0.25 per share exercisable for periods of 1 to 2 years; 1,528,408 options as a loan origination fee or interest to a lenders with exercise prices of $0.20 to $0.25 per share exercisable for a period of 1 to 3 years; 1,000,000 options to a vendor for services with an exercise price of $0.50 per share exercisable for a period of three years; and 2,225,000 options to employees with an exercise price of $0.25 per share exercisable for a period of 5 to 7 years (granted under the Company's employee stock option plan for which a Form S-8 registration statement has been filed). The Company estimated

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended March 31, 2006 (Unaudited)



the value of the 1,528,408 options issued to the lenders at $104,000 using the Black-Scholes option pricing model, and charged this amount to interest expense. The Company estimated the value of the 1,000,000 options issued to a vendor for services at $30,000 using the Black-Scholes option pricing model, and charged this amount to general and administrative expense. The Company also issued options to purchase a total of 1,000,000 shares of common stock for cash of $44,000, with an exercise price of $0.20 per share for a period of one year. In addition, the Company recorded interest expense of $29,000 on 3,200,000 variable stock options during the six months ended December 31, 2005 using the Black-Scholes option pricing model.

         The Company cancelled warrants to purchase 2.5 million shares of the Company's common stock at $0.30 per share issued to the Series B Holders and issued the Series B Holders warrants to purchase 6.85 million shares of the Company's common stock exercisable through January 1, 2009 at an exercise price of $0.30 per share. The Company recorded interest expense estimated at $924,000 using the Black-Scholes option pricing model during the nine months ended March 31, 2006 attributable to the net additional warrants issued.

         The Company has issued shares of its common stock as collateral for certain notes payable to related parties. These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time. The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full. During the nine months ended March 31, 2006, 400,000 collateral shares were returned to the Company and cancelled when the related debt was repaid. At March 31, 2006, the Company had issued 5,350,000 shares of common stock as collateral.

         As discussed in Note 10, the Company acquired 750,000 shares of its common stock when a shareholder exercised a put option. These shares were subsequently cancelled.

Note 14:  Supplemental Statement of Cash Flows Information

         During the nine months ended March 31, 2006, the Company:

         o Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $12,000.

         o Decreased accounts receivable and increased related party notes receivable by $20,000.

         o Issued 405,093 shares of common stock to acquire property and equipment of $81,000.

         o Decreased accounts payable and increased short-term notes payable by $61,000.

         o Issued 632,302 shares of common stock in payment of accrued expenses of $131,000.

         o Increased accrued expenses and decreased common stock by $98,000 for accrued finders' compensation.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended March 31, 2006 (Unaudited)



         o Issued 94,907 shares of common stock in reduction of deferred revenue of $19,000.

         o Issued 5,000 shares of common stock in payment of a customer refund of $1,000.

         o Issued 1,221,213 shares of common stock in payment of debt of $249,000.

         o Issued 5,004,009 shares of common stock in payment of put option liability of $1,560,000.

         o Issued 398,558 shares of common stock in payment of interest expense of $82,000.

         o    Issued 280,357 shares of common stock for services of $57,000.

         o Issued 505,980 shares of common stock in payment of the Company's 401(k) plan contribution.

         o    Issued debt of $13,000 to purchase property and equipment.

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

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                  Nine Months Ended March 31, 2006 (Unaudited)



         o Converted $40,000 of related party notes payable and $27,000 of accrued interest payable into 67 shares of Series B preferred stock.

         o    Paid finders compensation with 5,750 shares of common stock.

         Cash paid for interest expense was $83,000 and $59,000 for the nine months ended March 31, 2006 and 2005, respectively.

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

         During the first quarter of fiscal year 2003, the Company suspended its flight testing of the Hawk 4 at its Buckeye facility in Arizona due to the lack of sufficient financial resources necessary to complete commercial certification. Further development toward commercial certification of the Hawk 4 has been deferred pending the receipt of required funding. The Company's business plan for the Hawk 4 is now oriented toward offering this aircraft in its already well tested form to the US government, and to governments of friendly countries. This would give the Company the opportunity to receive revenues ahead of FAA certification, and as a result, to reduce the need for funding to permit the start of production of the Hawk 4. The Company is confident that the safety, reliability, maneuverability and low operating cost of the Hawk 4 will permit it to perform competitively with helicopters (and airplanes) for many missions requiring low, slow flight, but without the requirement for a runway for take-off or landing. The Company is currently in discussions with foreign investors relating to potential funding of Hawk 4 certification, although there is no assurance that the Company will be successful in obtaining such funding.

         The Company has received significant deposits on aircraft from the Company's authorized dealers in anticipation of full-scale production of the Hawk 4. These dealer deposits are recorded as a long-term liability in the Company's consolidated balance sheet.

         From 2003 onward through March 31, 2006, the Company's operating focus has been directed to the final development of the two-seat piston engine powered SparrowHawk, which it has designed and now manufactures and sells through its American Autogyro arm. Through March 31, 2006, 22 American Autogyro dealerships have been established in the United States and 8 internationally. In addition, the Company developed and continues to sell modification kits designed to improve in-flight stability and safety for another manufacturer's kit gyroplane. In December 2005, the Company announced the introduction of its improved SparrowHawk model, the SparrowHawk II. SparrowHawk II offers improved performance, added comfort and robustness, and greatly eases the effort, and reduces the time, needed by the customer to build the aircraft. All aircraft now being delivered are manufactured to the SparrowHawk II standard.

         While the initial market for the SparrowHawk lies with builders of home-built aircraft from kits, management believes that there are larger, untapped markets for fully assembled small gyroplanes. An emerging market for such aircraft is arising within the United States as a result of the Federal Aviation Administration (FAA) definition of a new category of aircraft, namely the Light Sport Aircraft (LSA). The Company has therefore initiated the design of a new light gyroplane, called the SportHawk that would meet the LSA regulations and has applied for an exemption applicable to gyroplanes. This would allow the Company to participate initially in the LSA category through a sub-classification called Experimental Light Sport Aircraft (E-LSA).

         A variation of the LSA design, called the ShadowHawk, is also being developed that incorporates additional capabilities that are expected to enable this model to be a very attractive, low cost patrol aircraft for law enforcement agencies, both in the United States and overseas, and have other manned and unmanned applications.

         The Company began deliveries of SparrowHawk kits during the third quarter of its fiscal year ended June 30, 2004, recording initial revenues from this aircraft in the fourth quarter of fiscal year 2004. Through March 31, 2006, 84 initial orders for SparrowHawk gyroplane kits have been received, with 58 complete kits delivered. In the same period, 29 orders for the stabilization modification kits were ordered, with 28 kits delivered. During the nine months ended March 31, 2006, the Company reported SparrowHawk sales revenues of $515,000 on 17 delivered kits, upgrades and parts and 2 stabilization modification kits. The Company has received substantial advance payments from dealers and customers on SparrowHawk gyroplane kit orders during the past several quarters, which have been recorded as deferred revenue. Additional revenues have also been received from the sale of modification kits, flight training and from contract manufacturing; however, these revenue sources have not been, and are not projected to be, significant to the Company.

         On November 7, 2005, the Company announced that the U.S. Defense Advanced Research Projects Agency ("DARPA") had selected a Company-led team to design a proof of concept high-speed, long range, vertical takeoff and landing ("VTOL") aircraft. This modern rotorcraft, named the "Heliplane" by DARPA, is intended for use in combat search and rescue roles. It will offer the VTOL capability of a helicopter, the fast forward flight of an airplane, and the safety, simplicity and reliability of a GBA gyroplane and is designed to exploit the Company's gyrodyne technology. DARPA is the central research and development organization for the US Department of Defense (DoD). It manages and directs select basic and applied research for DoD, emphasizing technology development projects where payoff is high and where success may provide dramatic advances in the capabilities of this country's combat forces.

         Phase One of this potential multi-year $40 million four-phase program begins with a fifteen month $6.4 million award to develop the preliminary design and perform key technology demonstrations. The Company estimates its share of Phase One payments will approximate $4.3 million, with the remaining portion to be paid by the Company to subcontractors and consultants hired by the Company. Payments under this contract are conditional upon the Company attaining several milestone objectives during the course of Phase One of the contract. Contracts for subsequent phases are conditional on completion of Phase One and successor phases.

         During December 2005, the Company completed the first milestone of the DARPA Heliplane contract and recognized contract revenue of $390,000. During March 2006, the Company completed the second milestone of the DARPA contract and recognized contract revenue of $760,000. Total direct costs of the first two milestones of approximately $1,140,000 were expensed to cost of sales during the nine months ended March 31, 2006.

         The Heliplane gyrodyne represents the possible model for the next generation rotor wing aircraft, meeting economy and performance goals not considered achievable by any other type of VTOL aircraft. As the Company's gyrodyne technology is scalable to much larger aircraft, it has potential applications for both heavy lift, high speed VTOL military aircraft and for runway independent commercial airliners. The Company has been actively engaged in discussions with government agencies and potential aerospace strategic partners in this country with respect to military and commercial gyrodyne and gyroplane applications, and in Europe, India and China with respect to commercial gyroplane applications.

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

         The DARPA contract has been a significant source of revenues for the nine months ended March 31, 2006. The Company believes that its share of revenues from phase one of the contract, currently estimated at approximately $4.3 million, will continue to be the largest source of revenues in the short term, and will have a positive impact on cash flows from operations. However, the Company will be required to add personnel, expand facilities and make other significant purchases to meet its obligations under this contract, which may result in a low profit margin realized on the DARPA contract.

         Operating revenues from the DARPA contract and from the sale of SparrowHawk kit gyroplanes, the Company's primary source of operating revenues prior to the award of the DARPA contract, are not currently sufficient, nor will they be sufficient in the near future, to cover operating expenses. SparrowHawk kit sales, in particular, will not be sufficient to cover related operating expenses for the following reasons:

         o To date, the Company has experienced a negative gross profit on sales because of the start-up and "learning curve" costs that are normally experienced in the introduction of a new product and due to lower than expected sales volume.

         o The Company projects that as the Company improves it manufacturing capabilities and increases its sales efforts the negative gross profit on sales will narrow in fiscal year 2007, although there is no assurance that the Company will be successful in reducing the negative gross margin.

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

         The Company will continue to explore what it expects to be larger, untapped markets for fully assembled small gyroplane aircraft, including law enforcement agencies both in the United States and overseas for use as a surveillance aircraft. The Company believes the margins on these completed aircraft will be substantially higher than on kit gyroplanes, although there is no assurance that higher margins will be realized. However, through the date of this filing, no sales of fully assembled SparrowHawk gyroplane aircraft to law enforcement agencies have occurred.

         The Company does not expect revenues from the sale of Hawk 4 gyroplanes will be realized until the Company completes the Federal Aviation Administration ("FAA") or equivalent international certification of the aircraft. Currently, the Company estimates that approximately $40 million to $60 million and a two to three year period will be required to complete the certification. The Company is in discussions with parties that have expressed interest in funding the completion of the certification and commencing the production of the Hawk 4 gyroplane. These discussions are ongoing, but the Company is not in a position to conclude how likely a favorable outcome to these opportunities is. In addition, with the announcement of such a funding source, the Company believes prospects will improve to raise equity capital from other sources to fund operations and meet debt obligations. Because of ongoing research and development efforts and the projected costs of certification, the Company does not project that it will have net income or positive cash flows from Hawk 4 operations until FAA certification is obtained and sales of Hawk 4 gyroplanes reach planned levels.

         As a result, the Company anticipates that operating costs of personnel, facilities, research and development and sales and marketing will increase from levels reported for fiscal year 2005 and for the first nine months of fiscal year 2006.

         There can be no guarantee or assurance that the Company will be successful in its ability to generate income from operations or from the DARPA contract, or to raise capital at favorable rates or at all. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

         Revenues

         The Company's consolidated revenues are comprised of the following:

                                        Three Months Ended March 31,            Nine Months Ended March 31,
                                              2006                2005               2006                2005
                                    ------------------ ------------------- ------------------- -------------------
Government contract                        $  760,000           $       -         $ 1,150,000           $       -
SparrowHawk kits and parts                    165,000             209,000             585,000             509,000
Modification kits                               6,000              11,000              11,000              42,000
Flight training                                19,000              17,000              52,000              46,000
Other operating                                13,000                   -              14,000                   -
                                    ------------------ ------------------- ------------------- -------------------

Total                                       $ 963,000           $ 237,000         $ 1,812,000           $ 597,000
                                    ================== =================== =================== ===================


         Total revenues increased to $963,000 in the three months ended March 31, 2006 from $237,000 in the three months ended March 31, 2006. The increase in revenues in the three months ended March 31, 2006 was primarily attributed to the completion of milestone 2 of the DARPA contract and recognition of government contract revenue of $760,000 in March 2006. The Company had no government contracts in the three months ended March 31, 2005. During the three months ended March 31, 2006, the Company reported revenues of $165,000 from the sale of 5 SparrowHawk kits, options and parts, compared to $209,000 from the sale of 7 SparrowHawk kits, options and parts during the three months ended March 31, 2005.

         Total revenues increased to $1,812,000 in the nine months ended March 31, 2006 from $597,000 in the nine months ended March 31, 2006. Again, the increase in revenues in the nine months ended March 31, 2006 was primarily attributed to the completion of milestones 1 and 2 of the DARPA contract and recognition of government contract revenue of $390,000 in December 2005 and $760,000 in March 2006. The Company had no government contracts in the nine months ended March 31, 2005. During the nine months ended March 31, 2006, the Company reported revenues of $585,000 from the sale of 17 SparrowHawk kits, options and parts, compared to $509,000 from the sale of 18 SparrowHawk kits, options and parts.

         At March 31, 2006, advance deposits recorded as deferred revenue and collected over the past several quarters of $545,000 from customers and dealers principally for SparrowHawk kits, have contributed to operating cash flow. During fiscal year 2006, the Company will be progressively increasing its focus on satisfying a growing demand for SparrowHawk kits, and, to a lesser extent, for modification kits. The Company recognizes revenues on the sale of SparrowHawk kits when a complete kit has been delivered and the collection of the remaining purchase price is reasonably assured. While less in dollar amount, flight training revenue will be an ongoing addition to Company cash flow.

         The Company recognizes revenue on the DARPA contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA. At that time, DARPA instructs the Company to submit an invoice for payment for the respective milestone at the amount specified in the contract.

         Costs and Expenses

         Comparing the three months ended March 31, 2006 to the three months ended March 31, 2005, cost of sales increased to $1,280,000 from $299,000. The increase in the current year period was primarily due to the cost of sales recorded for the DARPA contract of $858,000 and the cost of sales of the SparrowHawk kits, options and parts of $395,000. Comparing the nine months ended March 31, 2006 to the nine months ended March 31, 2005, cost of sales increased to $2,299,000 from $712,000, primarily due to the cost of sales recorded for the DARPA contract of $1,140,000 and the cost of sales of the SparrowHawk kits, options and parts of $1,068,000. The Company did not have any government contracts during the fiscal year ended June 30, 2005.

         The Company continues to experience a negative gross profit on the SparrowHawk kits because of the nonrecurring and "learning curve" costs that are normally experienced in the introductory production of a new product and due to lower than expected sales volume. Ongoing improvements to the design and packaging of the kits without a similar increase in the sales price of the kits, and the transition of substantial portions of kit manufacturing and assembly operations to the Salt Lake City facility also contributed to increasing negative margins on the sale of SparrowHawk kits. The Company anticipates that as the Company improves its manufacturing capabilities and increases its sales efforts, the negative gross profit on sales will narrow in fiscal year 2007, but may not turn positive. In addition, only nominal gross margin is realized on the sale of modification kits and on flight training. All costs of incomplete SparrowHawk kits delivered as of March 31, 2006 have been deferred and included in work-in-process inventories.

         Comparing the three months ended March 31, 2006 to the three months ended March 31, 2005, research and development expenses increased to $746,000 from $614,000. Comparing the nine months ended March 31, 2006 to the nine months ended March 31, 2005, research and development expenses increased to $1,954,000 from $1,673,000. The increase in research and development expenses on a year-to-date basis in the current fiscal year is due primarily to the addition of new engineering employees in relation to the development of applications for contracts from government agencies, including the DARPA contract, and to increases in compensation for current employees. Research and development activities have also consisted of ongoing variations to the SparrowHawk, fully assembled SparrowHawk gyroplane derivatives, potential applications of the Company's technology to heavy lift vertical take-off military aircraft, runway independent short-haul airliners and other aircraft, including government contract opportunities.

         Comparing the three months ended March 31, 2006 to the three months ended March 31, 2005, general and administrative expenses decreased to $441,000 from $517,000. Comparing the nine months ended March 31, 2006 to the nine months ended March 31, 2005, general and administrative expenses increased to $1,378,000 from $1,322,000. The increase on a year-to-date basis in the current year is due primarily to the addition of personnel and to increases in compensation for current personnel supporting the sales and development of the SparrowHawk and government contract opportunities, offset by an increase in the overhead allocation to the DARPA contract, which is included in cost of sales.

         Other Income and Expenses

         Comparing the three months ended March 31, 2006 to the three months ended March 31, 2005, related party interest income remained at $1,000. Comparing the nine months ended March 31, 2006 to the nine months ended March 31, 2005, related party interest decreased to $4,000 from $7,000 due to repayment of certain related party note receivable in the current fiscal year.

         Comparing the three months ended March 31, 2006 to the three months ended March 31, 2005, interest and other income decreased to $5,000 from $7,000. Comparing the nine months ended March 31, 2006 to the nine months ended March 31, 2005, interest and other income increased to $166,000 from $18,000 primarily because of a $149,000 gain on settlement of debt recognized in the current year second quarter. In addition to the gain on settlement of debt, interest and other income is comprised of interest income earned on the Company's bank deposits, sales of scrap materials and other miscellaneous sources.

         Interest expense for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 increased to $278,000 from $234,000. Comparing the nine months ended March 31, 2006 to the nine months ended March 31, 2005, interest expense increased to $1,093,000 from $939,000. The increase in the current fiscal year was due primarily to additional interest expense incurred in the current fiscal year on the issuance of stock options to lenders in connection with new debt or debt extensions, and the effect of current fiscal year net additions to debt.

         Comparing the three months ended March 31, 2006 to the three months ended March 31, 2005, Series B Preferred Stock interest expense increased to $3,399,000 from $2,110,000. Compared to the nine months ended March 31, 2006 to the nine months ended March 31, 2005, Series B Preferred Stock interest expense increased to $10,442,000 from $5,563,000. Dividends on the Series B Preferred Stock, which are recorded as interest expense, have been "paid in kind" with additional shares of Series B Preferred Stock. As a result, the number of shares on which the interest expense is computed has continued to increase. In addition, the $925,000 estimated value of the additional warrants issued in connection with the extension of the due date of the Series B Preferred Stock in October 2005 was charged to Series B Preferred Stock interest expense. This interest expense in the three months ended March 31, 2006 and the three months December 31, 2005 was also increased by $1,978,000 and $1,239,000, respectively for the accretion of the future obligation to issue additional shares of Series B Preferred Stock on January 1, 2007, the extended maturity date.

         Net Loss

         During the three months and nine months ended March 31, 2006, the Company continued to record losses as it progressed toward full marketing and manufacturing of the SparrowHawk gyroplane kit, continued research and development activities on SparrowHawk gyroplane derivatives and other applications of the Company's gyroplane technology, and continued work on the DARPA contract. For the three months ended March 31, 2006, the loss from operations was $1,504,000 compared to the loss from operations of $1,193,000 for the three months ended March 31, 2005. For the nine months ended March 31, 2006, the loss from operations was $3,819,000 compared to $3,110,000 for the nine months ended March 31, 2005. The increase in the loss from operations in the current fiscal year resulted from negative gross margins on revenues and increases in operating costs and expenses as described above, offset by the increase in revenues.

         The net loss and the net loss applicable to common stockholders for the three months ended March 31, 2006 was $5,175,000 compared to $3,529,000 for the three months ended March 31, 2005. The net loss and the net loss applicable to common stockholders for the nine months ended March 31, 2006 was $15,181,000 compared to $9,587,000 for the nine months ended March 31, 2005. The increase in the net loss and the net loss applicable to common stockholders in the current fiscal year resulted from increases in operating costs and expenses and Series B Preferred Stock interest expense, as described above, offset by the increase in revenues.

Liquidity and Capital Resources

         At March 31, 2006, the Company had total current liabilities of $57,752,000 and current assets of $1,152,000, resulting in a working capital deficiency of $56,600,000. Included in current liabilities and the working capital deficiency at March 31, 2006 is a total of $42,526,000 in Series B Preferred Stock obligations that are payable on January 1, 2007. Total liabilities exceed total assets by $62,510,000 at March 31, 2006. The Company anticipates that operating costs of personnel, facilities, research and development and sales and marketing will increase from levels reported for fiscal year 2005 and for the first nine months of fiscal year 2006.

         Net cash used in operating activities was $2,807,000 for the nine months ended March 31, 2006 compared to $2,105,000 for the nine months ended March 31, 2005, primarily due to negative gross margins on revenues and increases in operating costs and expenses as described above.

         The Company has funded losses from operations in the current fiscal year and historically primarily from the issuance of debt and the sale of the Company's restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations.

         Net cash used in investing activities for the nine months ended March 31, 2006 was $191,000, comprised of the purchase of property and equipment of $165,000 and the issuance of related party notes receivable of $29,000, offset by related party notes receivable repayments of $3,000. Net cash provided by investing activities for the nine months ended March 31, 2005 was $59,000 comprised of related party notes receivable repayments of $89,000, offset by the purchase of property and equipment of $30,000.

         Net cash provided by financing activities was $2,933,000 for the nine months ended March 31, 2006, comprised of a net increase in debt of $799,000 and net proceeds from the issuance of common stock of $2,134,000. Net cash provided by financing activities for the nine months ended March 31, 2005 was $2,350,000, comprised of a net increase in debt of $558,000 and net proceeds from the issuance of common stock of $1,792,000. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses. The Company believes that its share of revenues from the DARPA contract, which are payable only upon the Company attaining several milestone objectives, will have a positive impact on cash flows from operations; however, the Company will also be required to add personnel, expand facilities and make other significant purchases to meet its obligations under this contract. There is no assurance that the Company will be successful in either raising sufficient capital or improving operations.

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

         In the face of continuing fund-raising difficulties, in fiscal years 2002 and 2003, the Company successfully approached many of its principal vendors requesting that they accept extensions of payments beyond their normal terms. As a result, the Company is servicing much of its pre-November 2001 obligations to vendors utilizing a combination of repayment plans, which include monthly payments for smaller vendor liabilities and promissory notes for larger vendor liabilities. As of March 31, 2006, the Company was delinquent in making payments on substantially all promissory notes to vendors and to other unrelated party lenders, which totaled $649,000. The Company continues ongoing negotiations with these vendors and lenders, and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action. The Company intends to repay in full all vendors and lenders, including accrued interest where applicable. The Company is also delinquent in making payments on capital lease obligations to a related party of $660,000, other related party notes payable totaling $1,270,000, and accrued interest payable on debt of $789,000.

         On October 11, 2005, the holders of the Series B 15% Preferred Stock ("Series B Holders") extended the redemption date of the Series B 15% Preferred Stock from October 31, 2005 to January 1, 2007. The Company amended its Articles of Incorporation on October 11, 2005 to reflect the modification to the redemption date. The Series B 15% Preferred Stock has been reported as a current liability of $39,309,000 in the consolidated balance sheet as of March 31, 2006 because of the pending redemption date of January 1, 2007.

         The October 11, 2005 extension required the following consideration to be paid to the Series B Holders:

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

         The cumulative accretion of the obligation to issue additional shares of Series B Preferred Stock is also recorded as a current liability of $3,217,000 in the Company's condensed consolidated balance sheet as of March 31, 2006.

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

         The projected total obligation of the Series B 15% Preferred Stock at January 1, 2007, the current maturity date, including the $10.7 million obligation for the new shares, is approximately $54.6 million. In to repay this obligation in full or in part when due, the Company will be required to raise significant capital from other sources. Alternatively, the Company will be required to negotiate an extension as it has accomplished in the past. There is no assurance that the Company will be successful in these endeavors.

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

         Put Option Liability - To comply with SFAS No. 150, the Company estimated the fair value of the put option liability using the Black-Scholes option-pricing model. Until the obligation was satisfied in November 2005, the Company used this methodology to periodically reassess the fair value of the put option liability to determine if the carrying value of the liability in the consolidated financial statements required adjustment, with changes in the fair value recognized as interest cost. The fair value of the put option liability was inversely related to the fair value of the Company's common stock. Any material changes in the fair value of the Company's common stock could have resulted in material changes in the fair value of the put option liability.

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

Item 3.  Controls and Procedures

         (A) Evaluation of disclosure controls and procedures

         The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of March 31, 2006. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded, for the reasons described below, that the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

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

         During the first nine months of fiscal year 2006, the Company has been implementing the following actions to address the cost accounting weakness described above. The Company purchased an upgrade to the ERP system and has committed to fully implement the accounting module of the software. Training has been conducted for finance and other personnel of the Company in the use of the ERP software, and such training will continue during fiscal year 2006. Consultants from the vendor of the software have visited the Company and provided a report recommending improvements and providing instructions for fully integrating all modules of the software which the Company is using in its plans to strengthen controls. The Company has also hired a cost accountant experienced in a manufacturing environment similar to that of the Company. The Company believes that it will require four to six months to implement the changes necessary to fully address the cost accounting weakness, and currently estimates the accounting module of the ERP software will be fully implemented in the first or second quarter of fiscal year 2007.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There have been no material developments during the three months ended March 31, 2006 in the legal proceedings disclosed in the Company's previously-filed periodic reports.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the three months ended March 31, 2006 the Company issued a total of 1,890,405 shares of its restricted common stock, primarily to accredited investors in transactions exempt from registration. These shares were issued at prices ranging from $0.20 to $0.25 per share through private placement offerings in reliance upon the exemption from registration contained in Rule 506 of Regulation D. The shares were issued for the following consideration: 842,250 shares for cash of $173,000; 96,300 shares in payment of accrued expenses of $20,000; 167,500 shares in payment of services of $34,000; 75,000 shares in reduction of debt of $15,000; 203,375 shares in payment of interest expense of $41,000; and 505,980 shares in payment of the Company's 401(k) plan contribution. In addition, accrued finders' compensation on the sale of common stock totaled $5,000 during this period. The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

         During the three months ended March 31, 2006, the Company issued options to purchase a total of 767,250 shares of its restricted common stock to investors in connection with the sale of common stock of the Company with exercise prices of $0.20 to $0.25 per share exercisable for a period of one year.

Item 3.  Defaults Upon Senior Securities

         The Company is current on its obligations pertaining to the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock. However, as more fully discussed under "Liquidity and Capital Resources" above, the Company is delinquent in making payments on notes payable to vendors totaling $649,000, capital lease obligations of $660,000, notes payable to related parties totaling $1,270,000, and $789,000 of accrued interest payable on debt.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended March 31, 2006.

Item 5.  Other Information

         None.

Item 6.  Exhibits

         (a)      Exhibits (filed with this report unless indicated below):

         11 Statement re: computation of per share earnings (included in Note 3 to the Condensed Consolidated Financial Statements).

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


                                  GROEN BROTHERS AVIATION, INC.


                                  By:   /s/ David Groen
                                  --------------------------------
                                  David Groen, President and Chief
                                  Executive Officer
                                  (Principal Executive Officer)

                                  Date:    May 19, 2006

                                  By:   /s/ Dennis P. Gauger
                                  ---------------------------------
                                  Dennis P. Gauger, Chief Financial
                                  Officer and Secretary
                                  (Principal Financial and Accounting Officer)

                                  Date:    May 19, 2006