Form 10KSB
period 2006-06-30
GROEN BROTHERS AVIATION INC /UT/
filed 2006-10-13
CIK 870743

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2006

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

                            2640 W. California Avenue
                         Salt Lake City, Utah 84104-4593
               (Address of principal executive offices) (Zip Code)

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

         The issuer's revenues for its most recent fiscal year were $3,115,000.

         The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $22,815,000 as of September 30, 2006.

         The number of shares outstanding of the Issuer's no par value Common Stock as of September 30, 2006 was 151,024,224.

                       Documents Incorporated by Reference
                                      None

                          Groen Brothers Aviation, Inc.
                          Annual Report on Form 10-KSB
                                Table of Contents



Part I                                                                  Page No.
                                                                        --------
    Item 1.     Description of Business                                       1
    Item 2.     Description of Property                                      16
    Item 3.     Legal Proceedings                                            16
    Item 4.     Submission of Matters to a Vote of Security Holders          16

Part II
    Item 5.     Market for Common Equity, Related Stockholder Matters
                   and Small Business Issuer Purchases of Equity
                   Securities                                                17
    Item 6.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       19
    Item 7.     Financial Statements                                         32
    Item 8.     Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                       32
    Item 8A     Controls and Procedures                                      33
    Item 8B     Other Information                                            34

Part III
    Item 9.     Directors, Executive Officers, Promoters and Control
                   Persons; Compliance with Section 16(a) of the
                   Exchange Act                                              35
    Item 10.    Executive Compensation                                       39
    Item 11.    Security Ownership of Certain Beneficial Owners and
                   Management                                                42
    Item 12.    Certain Relationships and Related Transactions               43

Part IV

    Item 13.    Exhibits and Reports on Form 8-K                             45
    Item 14.    Principal Accountant Fees and Services                       46

Signatures                                                                   48

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

         The initial objective of the Company, primarily through GBA USA was to develop and market an easy-to-fly and cost-efficient gyroplane(1) that could compete effectively in the general aviation market. Initially, personal funds of the Groen brothers were used to build a proof-of-concept aircraft incorporating a design for the first collective pitch controlled semi-rigid teetering rotor system for a gyroplane. This first prototype aircraft flew successfully in 1987, and as a result, the Company was able to obtain the support of private investors to begin the development of its second prototype gyroplane, the one-seat Hawk 1.

         Following the successful flight of the Hawk 1 in 1992, the Company proceeded with the design of its third prototype, the two-seat Hawk 2X, which first flew in February 1997, incorporating a unique airfoil design enabling a smooth vertical takeoff at a world record-breaking density altitude for gyroplanes. At this point, management recognized that the opportunities for gyroplanes, and for the Company, extended well beyond the original general aviation market objective, and had broad potential for commercial, governmental and military applications. The Company's focus was thus reoriented to the design of a larger four/five-seat gyroplane, the Hawk 4, intended for Federal Aviation Administration ("FAA") certification with a wide range of potential commercial and public use applications.

         Between 1997 and 2003 the Company designed and manufactured two prototype Hawk 4 gyroplanes, the first with a piston engine flown in 1999 and the second, powered by a Rolls-Royce gas turbine, had its first fight in 2000. Based on the superior operating performance of the aircraft with the gas turbine engine, the Company proceeded with its FAA certification program based on that engine. While substantial progress was made in the lengthy and expensive certification process in the following two years, the deterioration in the market for technical stocks, particularly aerospace after 9/11, constrained the


--------------------------

(1) Descriptions of the characteristics of a gyroplane and its derivative, the gyrodyne, and a history of the development of these two aircraft types are provided at the end of this Background section.

Company's funding capabilities. Although the Company had been able to demonstrate the unique capabilities of the Hawk 4 through its participation in the official security arrangements for the 2002 Winter Olympics, the Company suspended its flight testing of the Hawk 4 due to lack of financial resources during the first quarter of fiscal year 2003. Further development toward commercial certification of the Hawk 4 has been deferred pending the obtaining of the funding necessary to complete it.

         As described under "Company Products', the Company's business plan for the Hawk 4 is now oriented in its immediate priorities toward offering this aircraft in its already well tested form to Federal Agencies, and to State and local agencies across the nation, particularly Homeland Defense, and to governments of friendly countries, for Public Use applications that do not require commercial certification.

         While recognizing in fiscal year 2003 the infeasibility of continuing at that time with FAA certification of the Hawk 4, the Company also noted that the general aviation kit-plane market which does not require the costly certification process of the Hawk 4, still lacked the safe, economical, easy-to-fly gyroplane that the Company originally intended to produce. In the opinion of management, the kit-plane market could expand significantly as a result of likely new less restrictive FAA regulations. Although thousands of kit-built small gyroplanes have been produced by a variety of manufacturers over many years, for the most part, the Company believed these gyroplanes did not incorporate a full understanding of gyroplane dynamics and that this contributed to the fact that fatality statistics of kit gyroplanes did not reflect the inherent safety of the gyroplane. Because the Company has an important vested interest in the reputation for safety of gyroplanes in general, management believed that both to protect the reputation of the gyroplane and to take full advantage of an underserved market, the Company should enter this market.

         To take advantage of these opportunities through utilization of its very considerable knowledge of gyroplane dynamics and aerodynamics built up over the years, the Company established American Autogyro, Inc. ("AAI") in December 2002. AAI started with the design and manufacture of a modification kit to enhance flight stability for another manufacturer's home-built gyroplane and initiated delivery of such a kit in April 2003. The Company reported its first revenues in the fiscal year ended June 30, 2003, largely from AAI flight training and the sales of these modification kits. AAI was then tasked with developing a new small gyroplane, designed to aerospace standards that would set a new standard for safety in that class of aircraft. The Company's activities with this aircraft, later called the `SparrowHawk', and its derivatives are described under "Company Products". Effective November 1, 2004, the Company merged AAI into GBA USA. GBA USA is continuing the manufacturing, sales and marketing, and customer support functions of the SparrowHawk.

         The Company also recognized that the knowledge and experience that it had gained from its work with the Hawk 4 had made it the preeminent authority on gyroplane technology and that that in the post 9/11 defense environment this technology had substantial military potential. It could serve in a wide variety of roles ranging from gyroplanes as unmanned air vehicles (UAVs) to gyrodynes as heavy lift Vertical Take-off and Landing (VTOL) transports and as high speed helicopters. Furthermore the technology could be further developed to enable the design of runway independent commercial aircraft.

         Starting in fiscal 2003 the Company made presentations to the U.S. Defense Advanced Research Projects Agency ("DARPA") and to other military agencies and also to public aerospace companies. Emerging from these efforts, on November 7, 2005, the Company announced that DARPA had selected a Company-led team to design a proof of concept high-speed, long range, vertical takeoff and landing ("VTOL") aircraft. This modern rotorcraft, named the "Heliplane" by DARPA, is intended for use in combat search and rescue roles. It will offer the

VTOL capability of a helicopter, the fast forward flight of an airplane, and the safety, simplicity and reliability of a GBA gyroplane and is designed to exploit the Company's gyrodyne technology. DARPA is the central research and development organization for the US Department of Defense (DoD). It manages and directs select basic and applied research for DoD, emphasizing technology development projects where payoff is high and where success may provide dramatic advances in the capabilities of this country's combat forces.

         The Company retains the rights for commercial use of the technology emerging from the Heliplane contract and continues to pursue potential opportunities for this and other of its technology in the UAV and VTOL fields.

Gyroplane and Gyrodyne Technology

         Autorotative flight was developed in 1919 by Spanish aviator, Juan de la Cierva, with the objective of eliminating the risk of stalling inherent in all fixed wing aircraft when forward speed dropped below a critical speed. De la Cierva named and trademarked his invention as the "autogiro," which means "self turning" or "autorotation." The rotary wing of a gyroplane(2), however, powered in flight only by the onrushing air, much like a windmill, will not stall because a reduction in forward speed with the rotor blades in autorotation will not result in any sudden loss of lift. As speed decreases, a gyroplane will begin to descend, right side up and controllable as its rotating wing continues to provide lift with the upward flow of air driving the rotor. This provides the gyroplane with an important inherent safety advantage over a conventional airplane for activities requiring low altitude and low speed operations.

         For such low, slow flying missions, a gyroplane has a similar safety advantage over a helicopter. The helicopter obtains its lift from its engine-powered rotor blades pulling the air downwards, creating an upward force on the rotor, enabling the helicopter to hover. This, however, also makes the aircraft unstable, and difficult to fly, since a loss of power to a helicopter rotor will cause an immediate loss of lift. Only with sufficient forward speed or altitude will a skilled pilot have sufficient time to put a helicopter into autorotation, and thus make a controlled landing operating as a gyroplane, although without the benefit of rotor blades optimized for gyroplane flight. A helicopter is also more mechanically complex than a gyroplane, requiring additional safety-critical systems, notably a transmission between engine and main rotor and a tail rotor with its transmission needed to offset the torque in the system created by the powering of the rotor in flight. For these reasons, a gyroplane, not requiring a tail rotor or complex transmission because its rotor is not driven by its engine, is inherently safer, simpler, quieter and easier to operate while much less expensive to maintain than a helicopter.

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

--------------------------

(2) Gyroplane is an official term now designated by the FAA to describe an aircraft that gets its lift from rotor blades and its thrust from an engine-driven propeller either in front, the tractor configuration, or at the rear, the pusher configuration.

         In summary, gyroplanes in flight, being in constant autorotation, are much safer in low and slow flight than either airplanes or helicopters. Airplanes flying low and slow risk a stall/spin crash, which cannot happen in a gyroplane. If power fails in a gyroplane, the autorotation continues and the aircraft can be guided softly to the ground from any altitude. When power fails in a helicopter, the pilot must convert from powered flight to autorotative flight to keep the rotor blades turning. This is an unforgiving process, requiring split second reaction by the pilot, and requiring a minimum altitude and/or airspeed. If a helicopter is operating with insufficient altitude or speed when a power failure occurs, specifically beneath a line plotting height and speed, known as the "dead man's curve", shown on graphs in the helicopter's flight manual, the pilot will not be able to avoid a crash landing.

         The gyrodyne is a derivative of the gyroplane that, as the name implies, has a powered rotor that enables the gyrodyne to hover and to takeoff and land vertically. Gyrodynes differ from helicopters in that their rotors are powered, not by the main engine, but by tipjets normally used only for takeoff, landing and hovering. In forward flight the tipjets are turned off and the aircraft operates as a gyroplane with the attendant advantages of safety, reliability and economy. Since the rotor is not driven mechanically by torque from the main engine located in the aircraft fuselage, a gyrodyne, like a gyroplane does not require a tail rotor with its complexity and maintenance requirements.

Interrupted History of the Gyroplane

         In the 1920s and 1930s, following the successful flights of the Spaniard, Juan de la Cierva, the originator of the autogiro or gyroplane, Harold Pitcairn and his colleague Walter Kellett, under license from Cierva, designed and built a series of gyroplanes in America, which eventually made vertical takeoffs and landings. Their efforts resulted in the autogiro concept proving commercially successful in many applications during the 1930s and early 1940s. An outstanding example was its use by the U.S. Postal Service for nearly ten years to deliver mail from the roofs of post offices. Thousands of flights carrying millions of pieces of mail were performed by Kellett and Pitcairn gyroplanes flying in Camden, Philadelphia, Chicago, New Orleans, Washington, D.C., and other cities.

         Funding for development of aircraft for the private market had collapsed in the years of the Great Depression and in the build up toward Word War II the main source of investment in aviation came from the U.S. military. At the time, Igor Sikorsky, who was an important designer of transport airplanes for the government, recognized the potential of a helicopter to the military. After licensing rotor technology from Pitcairn, he convinced the U.S. military to invest in the helicopter as the next logical step in the evolution of rotorcraft, promising more versatility for military purposes than the gyroplane. This commitment to the helicopter effectively ended government funding for technical development of the gyroplane.

         After World War II, there was a brief and modest resurgence as investors enabled three two-seat commercial gyroplanes to be developed and FAA-certified by private companies: the Umbaugh (later the Air & Space 18A), the Avian (a Canadian design of that same period that reached FAA certification, but was never produced), and the McCulloch J-2. In each case, as an expedient to FAA certification, the designers adapted helicopter rotors and blades, and thus did not fully use the gyroplane technology created by their 1930s predecessors. As a result, none of these civilian gyroplanes performed well and their companies failed.

         More significantly, during the 1950s, Igor Bensen, who had been a principal in General Electric's rotary wing program after World War II, developed a home-built open-frame gyroplane kit for amateurs, which he called the "gyrocopter." Stemming from this initiative, home-built kits, mostly seating one person, became popular with enthusiasts and more than a dozen small manufacturers have produced and sold several thousand kits.

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

Company Products

GBA Hawk 4 Gyroplane

         The first pre-production piston-engine version of the four-seat Hawk 4 flew in September 1999, followed by the turbine-engine version in July 2000(3). This latter aircraft, powered by a Rolls-Royce Model 250 420shp turboprop engine, was developed to become the Company's first major production aircraft. It incorporates rotor blades optimized for autorotative flight and the Company's patented rotor head with infinitely variable collective pitch control. This enables the pilot to optimize the rotor blade pitch to the existing conditions and attain a smoothly controlled ultra-short ground roll for both take-off and landing. The turbine engine further contributes to the reliability, maintainability, payload and low operating cost characteristics of the aircraft. The Company has flown the Hawk 4 in several hundred incident-free sorties and hundreds of hours of flight time in its pre-certification flight-test program.

         The Company believes that the safety, reliability, maneuverability and low operating cost of the Hawk 4 will permit it to perform competitively with helicopters (and airplanes) for many missions requiring low, slow flight, and the absence of a requirement for a runway for take-off or landing is a critical advantage. Potential customers include the following:


         1. Law enforcement (police, sheriff, border patrol, customs, and drug interdiction).
         2. Public service agencies (fire patrol, medical transport, wildlife and land management).
         3. Military (courier, armed surveillance, VIP transport, forward artillery control, ground attack, unmanned aerial vehicle).



-----------------------

(3) The piston-powered Hawk 4, although with space for a pilot and four passengers, was limited by payload to four occupants. The more powerful turbine version can carry a pilot and four passengers.

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

         As operation in the United States by Federal, State or Local Government agencies is exempted from commercial certification requirements under Public Use laws, each of these opportunities would give the Company the opportunity to begin receiving revenues ahead of FAA certification. This would, as a result, reduce the need for funding to permit the start of production of the Hawk 4. Consistent with this objective, the Company has continued to present the case for the Hawk 4's utility in this role to members of Congress, appropriate Federal Agencies, and to State and local agencies across the nation, as well as to similar agencies of friendly foreign governments.

         While the Company continues to believe that the initial market for the Hawk 4 will be for government use, it continues to seek opportunities to raise funding to complete FAA certification of the aircraft. In fiscal year 2004, technical representatives of a mid-size European aerospace company visited GBA to review the Hawk 4 certification program and reported positively on its merits. The Company was subsequently advised that the Board of that company had concluded that in light of the overall state of the global aerospace market it would not be making any further investments in aerospace until conditions improved.

         During fiscal year 2005, the Company was advised that independent investors in Europe, knowledgeable of the favorable technical report on the Hawk 4 and recognizing market opportunities in the region, might consider funding the certification program in return for certain marketing and production rights. The Company has provided information requested by those parties and continued detailed discussions on the subject in fiscal year 2006.

         Later in fiscal 2006, the Company was advised of the interest of parties in another major European country in a similar venture and has been exchanging information for that purpose. Subsequent to the end of fiscal 2006, separate parties, each with interests in an Asian country, have also approached the Company with respect to funding Hawk 4 certification. Certain of these interests have expressed related interest in acquiring rights to SparrowHawk manufacturing and sales. While the Company can make no assurance that any of these preliminary discussions will lead to such funding, the Company is convinced that each of the potential investors have the capability to fund such a project and, in the opinion of management, that they are likely to have access to a significant market for the Hawk 4.

SparrowHawk Gyroplane and Derivatives

         Starting in fiscal 2003, AAI undertook the task of designing its own two-seat piston engine powered gyroplane that it named the SparrowHawk. This aircraft, incorporating safety features based on aerospace standards, offers performance, stability and comfort standards that AAI believes are superior to any competitive kit-built gyroplane in its class. AAI finalized the design of the SparrowHawk in the fiscal year ended June 30, 2004, and began deliveries of kits for the home built market in the third quarter of that fiscal year. In addition, the Company developed and continues to sell modification kits designed to improve in-flight stability and safety for another manufacturer's kit gyroplane. The Company recorded initial revenues from SparrowHawk sales in the fourth quarter of fiscal year 2004.

         In December 2005, the Company announced the introduction of its improved SparrowHawk model, the SparrowHawk II. SparrowHawk II offers added comfort and robustness, and greatly eases the effort, and reduces the time, needed by the customer to build the aircraft. All aircraft now being delivered are manufactured to the SparrowHawk II standard.

         Through June 30, 2006, 116 orders for SparrowHawk kits, both SparrowHawk and SparrowHawk II, and modification kits have been received (87 for the complete SparrowHawk kit and 29 for the modification kit). By June 30, 2006, 58 complete kits had been delivered and 26 SparrowHawk customers had flown their aircraft. Through June 30, 2006, 33 dealerships have been established, 25 in the United States and 8 internationally.

         During fiscal year 2005, the FAA announced the establishment of a new category of aircraft, called Light Sport Aircraft (LSA), which permits manufacturers to produce and sell small, non-complex, fully assembled aircraft without the necessity of fulfilling the requirements for commercial certification. While helicopters have been excluded from the LSA category as being too complex, gyroplanes are included, but in view of the limited experience of the FAA with gyroplanes, initially in a sub-category defined as Experimental Light Sport Aircraft (E-LSA). The E-LSA category for gyroplanes will permit gyroplane manufacturers for three years to produce and sell complete aircraft that meet the LSA standards, with the expectation that at the end of the three-year period, the experience gained and demonstrated will justify full LSA authorization for gyroplanes.

         Management believes a large market is likely to arise within the United States as a result of this FAA action. The Company believes that its SparrowHawk and, more particularly, derivative product designs will be well suited to this market and be capable of conforming to the new regulations. The Company has therefore initiated the design of a new light gyroplane, called the SportHawk that would meet the LSA regulations and has applied for the E-LSA exemption applicable to gyroplanes.

         As previously noted, the Company identified an important potential untapped market for the Hawk 4 as a patrol and surveillance aircraft, both in the United States and overseas. It has now become evident that a small, professionally designed aircraft with ultra-low purchase and operating costs, such as the SparrowHawk, that can operate "off airport" and is easy to maintain and fly, would also have important applications for patrol surveillance. This is particularly the case in areas where skilled pilots and maintenance personnel were not readily available. For this reason, the Company believes the SparrowHawk sold as a fully assembled aircraft can be expected to be popular with law enforcement agencies around the world. However, there can be no assurance that the expected popularity will result in positive economic results.

         The Company's discussions with the Office of Domestic Preparedness ("ODP") on gyroplane usage have emphasized the merits of the SparrowHawk as a readily available, ultra-low cost air surveillance vehicle, and the Company has been encouraged that Federal funding for this purpose may be made available to state agencies. Similarly, approaches are being made to the Department of Defense ("DOD") for the use of the SparrowHawk for mine and bomb detection to counter those threats in Iraq and elsewhere, emphasizing again its low cost and early availability in relation to other solutions. Sales representatives have also been appointed in Korea and India to present the capabilities of the SparrowHawk to government agencies in those countries, and the Company has held meetings with several agencies in China in relation to the use of the SparrowHawk in China.

         Consistent with the design advances that are being incorporated into the SportHawk for the civilian market, the Company has initiated design of a corresponding SparrowHawk derivative directed toward government markets, which it is naming the ShadowHawk.

         As a result of the new FAA regulations and the opportunities for government acquisition of fully assembled aircraft, the market for the SparrowHawk, and its SportHawk and ShadowHawk derivatives will likely now be primarily focused on complete aircraft, rather than on kits as originally envisaged. Thus the markets for the SparrowHawk and the Hawk 4 can no longer be considered as quite separate, as was the case when the SparrowHawk was being offered only as a kit built aircraft. As previously noted, the Company therefore decided to move the SparrowHawk operation, initially developed within its AAI subsidiary, into its GBA USA subsidiary.

The Company's DARPA "Heliplane" Gyrodyne Contract

         The Company's technology is fully scalable and readily adaptable to the gyroplane's derivative form, the gyrodyne. As detailed earlier, the gyrodyne is a rotary wing aircraft that uses "tipjets" for short duration power permitting pure vertical takeoff and landing, providing the capability to hover. During the en-route portion of the flight the tipjets are turned off and the gyrodyne flies as a gyroplane in autorotation. Such an aircraft is capable of both lifting substantial payloads in gyrodyne mode and covering substantial range as a gyroplane. The British Fairey Rotodyne aircraft demonstrated the technical validity of this concept in the 1960's. With the application of modern technology developed by the Company, or available to the Company in the public domain, the concept is ready to be turned into a highly utilitarian aircraft.

         In recognition of these capabilities, over the past three years the Company has been assessing military applications of its gyrodyne technology to conceptual designs for a vertical takeoff aircraft with payload and range capabilities that no aerospace manufacturer has been able to offer and that would contribute to the military and security needs of the United States Government. As a consequence, the Company has been able to respond to requests for proposals from several agencies and military commands. These submissions have ranged from small UAV gyroplanes to large vertical takeoff and landing ("VTOL") freighters. Several applications have been made in partnership with either a major aerospace company or an academic institution with preeminent aerospace credentials.

         On November 7, 2005, the Company announced that the U.S. Defense Advanced Research Projects Agency ("DARPA") had selected a Company-led team to design a proof of concept high-speed, long range VTOL aircraft. This modern rotorcraft, named the "Heliplane" by DARPA, is intended for use in combat search and rescue roles. It will offer the VTOL capability of a helicopter, the fast forward flight of an airplane, and the safety, simplicity and reliability of a GBA gyroplane and is designed to exploit the Company's gyrodyne technology. DARPA is the central research and development organization for the US Department of Defense (DoD). It manages and directs select basic and applied research for DoD, emphasizing technology development projects where payoff is high and where success may provide dramatic advances in the capabilities of this country's combat forces.

         Phase One of this potential multi-year $40 million four-phase Heliplane program has begun with a fifteen month $6.4 million award to develop the preliminary design and perform key technology demonstrations. The Company estimates its share of Phase One payments will approximate $4.3 million, with the remaining portion to be paid by the Company to subcontractors and consultants hired by the Company. Payments under this contract are conditional upon the Company attaining several milestone objectives during the course of Phase One of the contract. Contracts for subsequent phases are conditional on completion of Phase One and successor phases.

         Through June 30, 2006, the Company completed the first three milestones of Phase One of the DARPA contract and recognized revenues of $2,350,000. Total costs of the first three milestones of approximately $2,052,000, including the Company's allocation of overhead costs, were expensed to cost of sales during the year ended June 30, 2006.

Future Company Gyrodyne Aircraft

         The Heliplane gyrodyne represents the possible model for the next generation rotor wing aircraft, meeting economy and performance goals not considered achievable by any other type of VTOL aircraft. As the Company's gyrodyne technology is scalable to much larger aircraft, it has potential applications for both heavy lift, high speed VTOL military aircraft. The Company has been actively engaged in discussions with government agencies and potential aerospace strategic partners in this country with respect to military applications, both manned and unmanned.

         The gyrodyne technology developed for the Heliplane also has direct application to the design of short-range vertical take off and landing ("VTOL") commercial airliners that are runway independent. Growth in the economy can produce heavy demand for aircraft that do not require the use of increasingly congested runways and are not limited by air traffic control constraints, and the Company anticipates an opportunity to develop such an aircraft. By using the airframe of an existing type-certificated production airplane and adding the Company's rotor system, gyrodyne airliners can be delivered for substantially less investment and in less time than would normally be required to bring a new airliner to market. The Company's longer-range plans have identified opportunities for large (18-60 seat) gyrodynes to provide commercial passenger service in short and medium-range markets.

         The proposals that the Company has presented, or participated in presenting, have been well received and helped generate credibility for the value of the Company's technology among key segments of the aerospace industry. The Company will continue to seek opportunities to obtain government research and development contracts for use of its technology in both military and civilian agency fields where it believes that it can offer meaningful advantages in performance or cost over competing technologies.

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

         The attempted shooting down of an Israeli commercial aircraft approaching Mombasa airport in Kenya by Al Qaeda terrorists using surface-to-air "SAM" man-portable missiles has made the protection of commercial aircraft from such missile attacks an extremely important issue. Several proposals have been made to fit military missile defense systems to commercial aircraft, but research undertaken under Homeland Defense contracts has indicated that these approaches are extremely expensive, and would take years to develop and install. Significantly, however, the Kenya incident precisely fits the scenario presented by the Company as a serious risk to the Salt Lake City 2002 Winter Olympics, which resulted in the Hawk 4 demonstrating its capacity to guard against such an attack. The subsequent arrest in New York of individuals attempting to import Russian SAM missiles into the United States heightened concerns about this threat.

         The Company asserts that the most practical and effective deterrent to missile attacks remains intensive patrolling of airport approach and departure paths by safe Hawk 4 and/or SparrowHawk Gyroplanes, which could perform this role more economically and effectively than fixed-wing airplanes or helicopters. The Company has therefore approached principal government agencies, including the Transportation Security Administration (TSA) of the Department of Homeland Security, the Office of Domestic Preparedness (ODP) of the Department of Justice
(DOJ), as well as representatives of airport authorities, to present the case for both the Hawk 4 and the SparrowHawk in this role.

         The Company is also seeking orders from foreign governments with intensive border patrol needs. The small, ultra low cost SparrowHawk, mechanically very simple, although sophisticated in design, is well suited for areas where substantial coverage is needed, but resources and skills are very limited. The easy maintainability of the Hawk 4 also enables it to excel in operating where infrastructure is relatively undeveloped and where the cost and complexity of acquiring and operating helicopters in adequate numbers is infeasible. Given the potential for sales in foreign countries, the Company has evaluated the efficiency of assembling Hawk 4 and SparrowHawk Gyroplanes in strategic overseas locations, and has had discussions with different foreign entities on possible sites.

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

         In this context, ''public aircraft'' means an aircraft:

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

         Light Sport Aircraft: The FAA has issued new regulations in 2004 defining a new classification of aircraft called Light Sport Aircraft ("LSA") and regulated in two categories, namely Special Light Sport Aircraft ("SLSA") and Experimental Light Sport Aircraft ("E-LSA"). These regulations define an LSA by specific detailed limits upon size, weight, speed, and complexity. The LSA regulations specifically exclude helicopters and other aircraft types considered to be overly complex for the LSA classification. Such aircraft are not limited by the 51% rule, with the manufacturer permitted to fully build the aircraft.

         Aircraft conforming to the SLSA category, must in addition to the basic LSA limitations, be designed and manufactured to certain defined standards that include requirements such as, for example, the need for engines that are either FAA-certified or have parts traceability.

         Unlike helicopters, gyroplanes are not specifically excluded from the LSA classification, but in view of the FAA's relative unfamiliarity with the type, are eligible for a subcategory defined as Experimental or E-LSA. E-LSA aircraft must meet the LSA size, weight and other limits and can be sold as fully assembled aircraft, but are not required to meet the SLSA manufacturing standards. Manufacture of E-LSA aircraft is, however, limited to the period ending January 31, 2008.

         The Company is intending to offer fully assembled aircraft for sale in fiscal year 2007 that meet the E-LSA requirements. It has also begun the process of modifying its design and manufacturing procedures so that it can meet the

SLSA standards. It will then manufacture and sell E-LSA aircraft to SLSA standards with the expectation that by January 31, 2008, the FAA will have had the opportunity to review sufficient gyroplane E-LSA operation to permit gyroplanes to be included in the SLSA category.

         Public Use Aircraft: The Company is offering SparrowHawk aircraft fully built to US government agencies for Public Use, for which the regulations and limitations are covered by the same regulation, Public Law 103-411, that governs Public use for the Hawk 4, as described above.

Research and Development Aircraft Flown under Government Contract

         Any aircraft developed and flown under government contracts that the Company may be granted, such as the DARPA Heliplane contract, will be tested and flown under FAA regulations governing experimental aircraft.

Distribution and Marketing

         It has been the Company's plan to market the Hawk 4 through a dealer network, both in the United States and the rest of the world. A GBA Authorized Dealer network with 14 United States dealers, 3 International dealers and over 60 national sales representatives was established and these dealers placed firm orders with deposits for 145 Hawk 4 gyroplanes. As of June 30, 2006, dealer deposits totaled $2,145,000, which amount has been reported as a long-term liability in the accompanying consolidated financial statements. The deposit guarantees a delivery sequence number and represents a percentage of the total estimated purchase price. The Company has also issued common stock to dealers as partial consideration for the delay in the certification of the Hawk 4 gyroplane. These costs have been charged to interest expense as incurred. The dealers have been given the opportunity to convert a portion of their deposits into shares of the Company's restricted common stock. As stockholders of the Company, the dealers are considered related parties.

         Public use and military sales of the Hawk 4 will be made directly by the Company.

         All the Company's government marketing and therefore its responses to requests for proposals to participate in research and development programs suited to its technology have been directed exclusively to the United States Government.

         As discussed previously, the Company is building a dealer network for the sales of its SparrowHawk gyroplane kits, primarily throughout North America with some international locations. This dealer network will be the principal means of marketing and selling it SparrowHawk kits, and the Company intends to sell its kits primarily through this network. Through June 30, 2006, 33 dealerships have been established, 25 in the United States and 6 internationally. Sales representatives have also been appointed in Korea and India to present the capabilities of the SparrowHawk for civil use to government agencies in those countries.

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

         In recognition that many of the opportunities for use of the Company's gyroplane products lay in Asia, in fiscal 2005 the Company hired Mr. Jason Chen, as Vice President of Business Development in Asia, who is now leading the Company's efforts in that continent. As a result of the hiring of Mr. Chen, executive officers and employees of the Company have met in China with government officials and aerospace executives on several occasions. These high level meetings were arranged by an investment group, executives of which accompanied Company officials during the visits. In these meetings, Company representatives made presentations covering the application of the Company's gyroplane and gyrodyne technologies to China's commercial needs. The presentations were well received and resulted in the Company being invited back to China to discuss specific proposals for joint ventures or cooperation.

         Marketing activities in China continued in fiscal year 2006, with the Company participating in the Aviation Expo/China 2005 in Beijing in September 2005. At the Expo, in addition to its booth staffed with Chinese-speaking employees, the Company hosted a technical seminar designed to broaden the understanding of the concepts of gyroplanes and gyroplane technology and their considerable merits for the Chinese commercial markets. The Company also exhibited at the China International Exposition on Police Equipment in Beijing in May 2006.

         The Company believes that Asia represents a potentially very large market for its products, from the SparrowHawk size gyroplanes, to the Hawk 4 gyroplane and its variants, to the varying sizes of tip-jet powered gyrodynes in commuter airline and transport category aircraft. In addition, the Company believes that these types of safe, economical, high performance Ultra-Short and Vertical Takeoff and Landing (USTOL and VTOL) aircraft can be very important in helping solve the transportation needs of the burgeoning economies of China, India, Korea and other Asian nations.

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

         As the Company's heavy lift technology is principally directed towards missions that require either VTOL or near VTOL capability, its most significant competition comes from helicopters or hybrid aircraft that combine both helicopter and airplane characteristics. For heavy lift applications, both civil and military, these include tiltrotors in both two and four rotor configurations, proposed by Bell and Boeing, compound tandem helicopters with augmented lift from small wings and augmented thrust from external jet engines, proposed by Boeing and coaxial twin rotor helicopters proposed by Sikorsky. The Company believes that inherent advantages in its technology allow it to compete effectively with these approaches.

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

Royalty Commitments

         Royalty payments of 1% of the gross sales price of gyroplanes are to be paid to the Company's founders, David and Jay Groen. Through June 30, 2006, royalties payable totaled $9,500 to each of these individuals.

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

Research and Development Expenditures

         Total research and development expenditures incurred by the Company for the years ended June 30, 2006 and June 30, 2005 were $2,534,000 and $1,874,000, respectively.

Employees

         As of June 30, 2006, the Company had 66 full time employees and 72 total employees.

Item 2.           Description of Property

         The Company leases its development/manufacturing facility located at 2640 W. California Avenue, Salt Lake City, Utah from an unrelated party. This property of approximately 25,000 square feet, houses the Company's headquarters and its administrative offices, and within this facility the Company has assembled the Hawk 4 prototypes, and manufactured parts and assembled kits for the SparrowHawk. The Company extended this lease through April 30, 2008.

         In addition, the Company leases a flight facility in Buckeye Airport, Arizona, of approximately 12,000 square feet, on a month-to-month basis, which it manages on behalf of the Airport Authority. All flight testing of the Company's aircraft and flight training, including gyroplane training of FAA pilots, takes place at Buckeye, as well as flight demonstrations to customers and other parties.

         The Company considers the condition of each of these facilities to be good and adequate for the current level of operations.

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

Item 4.           Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

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

                                                           Closing Prices
                                                      -----------------------

                  Fiscal Year Ended June 30:          High              Low
                                                      ----              ---

                  2006     First Quarter              $0.21            $0.16
                           Second Quarter             $0.44            $0.21
                           Third Quarter              $0.26            $0.18
                           Fourth Quarter             $0.19            $0.16


                  2005     First Quarter              $0.25            $0.15
                           Second Quarter             $0.22            $0.13
                           Third Quarter              $0.22            $0.12
                           Fourth Quarter             $0.21            $0.18

         On September 30, 2006, the closing quotation for the common stock was $0.16 per share. As reflected by the high and low prices on the foregoing table, the trading price of the common stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry in which the Company sells products and services, general economic conditions, and other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

         (b) Number of equity security holders.

         The number of record holders of the Company's common stock as of September 30, 2006 was approximately 1,600, which does not include shareholders whose stock is held through securities position listings.

         (c) Dividends.

         The Company did not declare or pay any cash dividends on its common stock during the past two fiscal years.

         (d) Securities authorized for issuance under equity compensation plans.

         The Company's Amended and Restated 2000 Stock Option Plan (the "Plan") has been approved by the shareholders of the Company. Under the Plan, a maximum of 60,000,000 common shares are available for granting of options to purchase common stock. The Company may issue both non-qualifying stock options and qualifying incentive stock options. The Company has also issued stock options and warrants outside the Plan which have been approved by the Company's Board of Directors and which have been issued under no specific plan approved by the shareholders. The following table presents information concerning outstanding stock options and warrants issued by the Company as of June 30, 2006.


                                                                                            Number of Securities
                                                                                           Remaining Available for
                                                                                            Future Issuance Under
                                    Number of Securities         Weighted-Average         Equity Compensation Plans
                                 to be Issued Upon Exercise      Exercise Price of          (Excluding Securities
                                   of Outstanding Options       Outstanding Options               Reflected
         Plan Category                  and Warrants               and Warrants                in Column (a))
-------------------------------- ---------------------------- ------------------------ ------------------------------
                                             (a)                        (b)                         (c)
Equity compensation plans
   approved by security
   holders                               38,725,000                    $0.49                    21,275,000
Equity compensation plans
   not approved by security
   holders                               60,286,502                    $0.29                        n/a
                                 ----------------------------                          ------------------------------

Total                                    99,011,502                                             21,275,000
                                 ============================                          ==============================

         See also the Notes to Consolidated Financial Statements for further information regarding the Plan and stock options and warrants issued by the Company.

         (e) Recent sales of unregistered securities.

         During the three months ended June 30, 2006, the Company issued a total of 1,662,701 shares of its restricted common stock, generally at a price of $0.20 per share, through private placement offerings in reliance upon the exemption from registration contained in Rule 506 of Regulation D. The prices per share recorded in these equity transactions approximated the quoted market price of the Company's common stock. The shares were issued for the following consideration: 575,000 shares for cash of $115,000; 57,857 shares in payment of services of $10,000; 6,250 shares in payment of accrued expenses of $1,000; 808,594 shares in payment of interest expense of $124,000; 125,000 shares to purchase property and equipment of $25,000; and 90,000 shares in reduction of deferred revenue of $18,000. The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

         During the three months ended June 30, 2006, the Company also issued a total of 815,000 stock options not covered by the Company's Registration Statement on Form S-8 to investors in connection with the sale of common stock of the Company with exercise prices of $0.20 to $0.25 per share exercisable for periods of 1 to 2 years.

         (f) Purchases of equity securities by the small business issuer and affiliated purchasers.

         During the fourth quarter of fiscal year 2006, neither the Company nor any of its affiliates purchased any equity securities of the Company.

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

         Subsequent to 2003, the Company's operating focus has been directed to the final development of the two-seat piston engine powered SparrowHawk, which it has designed and now manufactures and sells through its American Autogyro arm. Through the date of this filing, 31 dealerships had been established, 25 in the United States and 6 internationally. Sales representatives have also been appointed in Korea and India to present the capabilities of the SparrowHawk for civil use to government agencies in those countries. In addition, the Company developed and continues to sell modification kits designed to improve in-flight stability and safety for another manufacturer's kit gyroplane. In December 2005, the Company announced the introduction of its improved SparrowHawk model, the SparrowHawk II. SparrowHawk II offers improved performance, added comfort and robustness, and greatly eases the effort, and reduces the time, needed by the customer to build the aircraft. All aircraft now being delivered are manufactured to the SparrowHawk II standard.

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

         The Company began deliveries of SparrowHawk kits during the third quarter of its fiscal year ended June 30, 2004, recording initial revenues from this aircraft in the fourth quarter of fiscal year 2004. Through June 30, 2006, 87 initial orders for SparrowHawk gyroplane kits have been received, with 57 complete kits delivered. In the same period, 29 orders for the stabilization modification kits were received and delivered. During the year ended June 30, 2006, the Company reported SparrowHawk sales revenues of $667,000 on 18 delivered kits, upgrades and parts and 3 stabilization modification kits. The Company has received substantial advance payments from dealers and customers on SparrowHawk gyroplane kit orders during the past several quarters, which have been recorded as deferred revenue. Additional revenues have also been received from the sale of modification kits, flight training and from contract manufacturing; however, these revenue sources have not been, and are not projected to be, significant to the Company.

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

         In Phase One of this potential multi-year $40 million four-phase program, the Company was awarded a fifteen month $6.4 million contract to develop the preliminary design and perform key technology demonstrations. The Company estimates its share of Phase One payments will approximate $4.3 million, with the remaining portion to be paid by the Company to subcontractors and consultants hired by the Company. Payments under this contract are conditional upon the Company attaining several milestone objectives during the course of Phase One of the contract. Contracts for subsequent phases are conditional on completion of Phase One and successor phases.

         Through June 30, 2006, the Company completed the first three milestones of Phase One of the DARPA contract and recognized revenues of $2,350,000. Total costs of the first three milestones of approximately $2,052,000, including the Company's allocation of overhead costs, were expensed to cost of sales during the year ended June 30, 2006. Cost of the contract related to other milestones of approximately $127,000 were deferred and included in work-in-process inventories at June 30, 2006.

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

         At June 30, 2006, the Company had total current liabilities of $62,242,000 and current assets of $1,755,000, resulting in a working capital deficiency of $60,487,000. Included in current liabilities and the working capital deficiency at June 30, 2006 is a total of $46,221,000 in Series B Preferred Stock obligations that are payable on January 1, 2007, the current maturity date. The projected total Series B Preferred Stock obligation at January 1, 2007, including a $10.7 million obligation related to new shares of Series B Preferred Stock, is approximately $54.6 million. In order to repay this obligation in full or in part when due, the Company will be required to raise significant capital from other sources. Alternatively, the Company will be required to negotiate an extension of the Series B Preferred Stock maturity date, as it has accomplished in the past. There is no assurance that the Company will be successful in these endeavors.

         The Company's continuation as a going concern is dependent on attaining profitable operations, obtaining additional outside financing and/or restructuring its debt obligations, including its Series B Preferred Stock. The Company has funded losses from operations in the current year primarily from the issuance of debt and the sale of the Company's restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.

         The DARPA contract has been a significant source of revenues for the year ended June 30, 2006. The Company believes that its share of revenues from phase one of the contract, currently estimated at approximately $4.3 million ($2,350,000 recognized through June 30, 2006), will continue to be the largest source of revenues in the short term, and will have a positive impact on cash flows from operations. However, the Company will be required to add personnel, expand facilities and make other significant purchases to meet its obligations under this contract, which may result in a low or negative profit margin realized on the DARPA contract.

         Operating revenues from the DARPA contract and from the sale of SparrowHawk kit gyroplanes, the Company's primary source of operating revenues prior to the award of the DARPA contract, are not currently sufficient, nor are they projected to be sufficient in the near future, to cover operating expenses. SparrowHawk kit sales, in particular, will not be sufficient to cover related operating expenses for the following reasons:

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

         As a result, the Company anticipates that operating costs of personnel, facilities, research and development and sales and marketing will increase from levels reported for fiscal year 2006.

         There can be no guarantee or assurance that the Company will be successful in its ability to generate income from operations or from the DARPA contract, or to raise capital at favorable rates or at all. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

         Revenues

         The Company's consolidated revenues are comprised of the following:

                                                 Year Ended June 30,
                                                   2006                 2005
                                            ---------------- -------------------

          Government contract                    $2,350,000           $       -
          SparrowHawk kits and parts                667,000             802,000
          Flight training                            62,000              62,000
          Other operating                            36,000                   -
                                            ---------------- -------------------

          Total                                  $3,115,000           $ 864,000
                                            ================ ===================

         Total revenues increased to $3,115,000 in the year ended June 30, 2006 from $864,000 in the year ended June 30, 2005. The increase in revenues in the current fiscal year was primarily attributed to the completion of the first three milestones of Phase One of the DARPA contract and recognition of government contract revenue of $2,350,000. The Company had no government contracts in the fiscal year ended June 30, 2005.

         The Company recognizes revenue on the DARPA contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA. At that time, DARPA instructs the Company to submit an invoice for payment for the respective milestone at the amount specified in the contract.

         Revenues from the sale of SparrowHawk kits and parts decreased to $667,000 in the year ended June 30, 2006 from $802,000 in the year ended June 30, 2005. The decrease in these revenues resulted from the Company selling 18 SparrowHawk kits during the current fiscal year compared to 26 SparrowHawk kits during the year ended June 30, 2005. In December 2005, the Company announced the introduction of its improved SparrowHawk model, the SparrowHawk II. Several modifications were made to the aircraft to add comfort and robustness, improve ease of effort, and reduce the time needed by the customer to build the aircraft. However, these modifications required substantial time, and the Company experienced a delay in delivery of kits manufactured to the SparrowHawk II standard. The decrease in revenues from the sale of SparrowHawk kits and parts resulting from a lower volume of kits sold was partially offset in the current year by an overall increase in the sales price per kit and an increase in the sales of parts due to the increased number of completed SparrowHawk aircraft currently in use.

         At June 30, 2006, advance deposits recorded as deferred revenue and collected over the past several quarters of $630,000 from customers and dealers principally for SparrowHawk kits, have contributed to operating cash flow. The Company recognizes revenues on the sale of SparrowHawk kits when a complete kit has been delivered and the collection of the remaining purchase price is reasonably assured.

         While significantly less in dollar amount, the Company anticipates that flight training and other operating revenue, consisting of dealer fees, sales of research and development parts and other, will continue to contribute to Company cash flow.

         Costs and Expenses

         Comparing the year ended June 30, 2006 to the year ended June 30, 2005, cost of sales increased to $3,358,000 from $1,237,000. The increase in the current year was due to the cost of sales recorded for the DARPA contract of $2,052,000 and cost of sales primarily related to the cost of sales of SparrowHawk kits, options and parts of $1,306,000. The Company did not have any government contracts during the fiscal year ended June 30, 2005. Cost of sales for the fiscal year ended June 30, 2005 was $1,237,000. SparrowHawk-related cost of sales increased in the current year in spite of a decrease in the number of SparrowHawk kits sold.

         The Company continues to experience a negative gross profit on the SparrowHawk kits because of the nonrecurring and "learning curve" costs that are normally experienced in the introductory production of a new product and due to lower than expected sales volume. Ongoing improvements to the design and packaging of the kits, including the introduction of the SparrowHawk II, and the transition of substantial portions of kit manufacturing and assembly operations to the Salt Lake City facility in the current fiscal year also contributed to increasing negative margins on the sale of SparrowHawk kits. The Company anticipates that as the Company improves its manufacturing capabilities and increases its sales efforts, the negative gross profit on sales will narrow in fiscal year 2007, but may not turn positive. In addition, only nominal gross margin is realized on the sale of modification kits and on flight training. All costs of incomplete SparrowHawk kits delivered as of June 30, 2006 have been deferred and included in work-in-process inventories.

         Comparing the year ended June 30, 2006 to the year ended June 30, 2005, research and development expenses increased to $2,534,000 from $1,874,000. The increase in research and development expenses in the current fiscal year is due primarily to the addition of new engineering employees in relation to the development of applications for contracts from government agencies, including the DARPA contract, subcontract opportunities with industry partners, and to increases in compensation for current employees. Research and development activities have also consisted of ongoing variations to the SparrowHawk, fully assembled SparrowHawk gyroplane derivatives, potential applications of the Company's technology to heavy lift vertical take-off military aircraft, runway independent short-haul airliners and other aircraft, including government contract opportunities.

         Comparing the year ended June 30, 2006 to the year ended June 30, 2005, general and administrative expenses decreased to $1,837,000 from $1,923,000. The decrease on a year-to-date basis in the current year is due primarily to additional overhead expenses allocated to the DARPA contract cost of sales, partially offset by the addition of personnel and to increases in compensation for current personnel supporting the sales and development of the SparrowHawk and government contract opportunities.

         Other Income and Expenses

         Comparing the year ended June 30, 2006 to the year ended June 30, 2005, related party interest income decreased to $6,000 from $8,000 due to repayment of certain related party notes receivable in the prior fiscal year.

         Comparing the year ended June 30, 2006 to the year ended June 30, 2005, interest and other income increased to $172,000 from $25,000 primarily because of gains on the settlement of debt totaling approximately $166,000 recognized in the current fiscal year. In addition to the gain on settlement of debt, interest and other income is comprised of interest income earned on the Company's bank deposits and other miscellaneous sources.

         Interest expense for the year ended June 30, 2006 compared to the year ended June 30, 2005 increased to $1,509,000 from $1,214,000, due primarily to additional interest expense incurred in the current fiscal year for the value of stock options granted to lenders in connection with new debt or debt extensions, and the effect of current fiscal year net additions to debt.

         Comparing the year ended June 30, 2006 to the year ended June 30, 2005, Series B Preferred Stock interest expense increased to $14,136,000 from $8,003,000. Dividends on the Series B Preferred Stock, which are recorded as interest expense, have been "paid in kind" with additional shares of Series B Preferred Stock. As a result, the number of shares on which the interest expense is computed has continued to increase. In addition, the $924,000 estimated value of the additional warrants issued in connection with the extension of the due date of the Series B Preferred Stock in October 2005 was charged to Series B Preferred Stock interest expense. This interest expense in the year ended June 30, 2006 was also increased by $5,438,000 for the accretion of the future obligation to issue additional shares of Series B Preferred Stock on January 1, 2007, the maturity date.

         Net Loss

         During the year ended June 30, 2006, the Company continued to record losses as it progressed toward full marketing and manufacturing of the SparrowHawk gyroplane kit, continued research and development activities on SparrowHawk gyroplane derivatives and other applications of the Company's gyroplane technology, and continued work on the DARPA contract. For the year ended June 30, 2006, the loss from operations was $4,614,000 compared to the loss from operations of $4,170,000 for the year ended June 30, 2005. The increase in the loss from operations in the current fiscal year resulted from negative gross margins on SparrowHawk revenues and increases in research and development expenses as described above, offset by the increase in revenues.

         The net loss for the year ended June 30, 2006 was $20,081,000 compared to $13,354,000 for the year ended June 30, 2005. The increase in the net loss in the current fiscal year resulted from increases in operating costs and expenses and Series B Preferred Stock interest expense, as described above, partially offset by the increase in revenues.

Liquidity and Capital Resources

         Series B Preferred Stock Obligation

         As previously discussed, at June 30, 2006, the Company had total current liabilities of $62,242,000 and current assets of $1,755,000, resulting in a working capital deficiency of $60,487,000. Included in current liabilities and the working capital deficiency at June 30, 2006 is a total of $46,221,000 in Series B Preferred Stock obligations that are payable on January 1, 2007, the current maturity date. The projected total Series B Preferred Stock obligation at January 1, 2007, including a $10.7 million obligation related to new shares of Series B Preferred Stock, is approximately $54.6 million. In order to repay this obligation in full or in part when due, the Company will be required to raise significant capital from other sources. Alternatively, the Company will be required to negotiate an extension of the Series B Preferred Stock maturity date, as it has accomplished in the past. There is no assurance that the Company will be successful in these endeavors.

         On October 11, 2005, the holders of the Series B 15% Preferred Stock ("Series B Holders") extended the redemption date of the Series B 15% Preferred Stock from October 31, 2005 to January 1, 2007. The Company amended its Articles of Incorporation on October 11, 2005 to reflect the modification to the redemption date. The Series B 15% Preferred Stock has been reported as a current liability of $40,783,000 in the consolidated balance sheet as of June 30, 2006 because of the pending redemption date of January 1, 2007.

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

         The cumulative accretion of the obligation to issue additional shares of Series B Preferred Stock is also recorded as a current liability of $5,438,000 in the Company's consolidated balance sheet as of June 30, 2006.

         In connection with the extension of the redemption date of the original issuance of the Company's Series B 15% Preferred Stock and the sale of 8,000 shares of the Series B 15% Preferred Stock during the second quarter of fiscal year 2004, the Company's Articles of Incorporation were amended to require that all redemptions of the Series B 15% Preferred Stock be paid in cash.

         The Articles of Incorporation have been further amended to define the maturity date as the first to occur of (a) January 1, 2007, (b) the occurrence of a defined "liquidation event", or (c) the date that is six months following the receipt by the Company or its affiliates of proceeds from one or more financing transactions in excess of $50 million. In addition, the amended Articles of Incorporation require pro rata redemptions of the Series B 15% Preferred Stock with the proceeds of certain financing transactions that exceed $20 million in the aggregate. As a result, if the Company is successful in raising the levels of funding that it requires to bring its obligations current and to fund its planned operations, significant portions of this funding will be required to make redemption payments on the Series B 15% Preferred Stock in advance of the January 1, 2007 maturity date.

         Other Debt Obligations

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

         In the face of continuing fund-raising difficulties, in fiscal years 2002 and 2003, the Company successfully approached many of its principal vendors requesting that they accept extensions of payments beyond their normal terms. As a result, the Company is servicing much of its pre-November 2001 obligations to vendors utilizing a combination of repayment plans, which include monthly payments for smaller vendor liabilities and promissory notes for larger vendor liabilities. As of June 30, 2006, the Company was delinquent in making payments on substantially all promissory notes to vendors and to other unrelated party lenders, which totaled $586,000. The Company continues ongoing negotiations with these vendors and lenders, and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action. The Company intends to repay in full all vendors and lenders, including accrued interest where applicable. The Company is also delinquent in making payments on related party notes payable totaling $1,236,000, and accrued interest payable on debt of $782,000.

         Operating, Investing and Financing Activities

         Net cash used in operating activities was $3,651,000 for the year ended June 30, 2006 compared to $3,365,000 for the year ended June 30, 2005, primarily due to negative gross margins on revenues and increases in research and development expenses as described above. The Company anticipates that operating costs of personnel, facilities, research and development, and sales and marketing will increase from levels reported for fiscal year 2006.

         The Company has funded losses from operations in the current fiscal year and historically primarily from the issuance of debt and the sale of the Company's restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations.

         Net cash used in investing activities for the year ended June 30, 2006 was $211,000, comprised of the purchase of property and equipment of $187,000 and the issuance of related party notes receivable of $29,000, offset by related party notes receivable repayments of $5,000. Net cash used in investing activities for the year ended June 30, 2005 was $6,000 comprised of the purchase of property and equipment of $95,000, offset by related party notes receivable repayments of $89,000.

         Net cash provided by financing activities was $3,796,000 for the year ended June 30, 2006, comprised of a net increase in debt of $1,542,000 and net proceeds from the issuance of common stock of $2,254,000. Net cash provided by financing activities for the year ended June 30, 2005 was $3,414,000, comprised of a net increase in debt of $919,000 and net proceeds from the issuance of common stock of $2,495,000. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses. The Company believes that its share of revenues from the DARPA contract, which are payable only upon the Company attaining several milestone objectives, will have a positive impact on cash flows from operations; however, the Company will also be required to add personnel, expand facilities and make other significant purchases to meet its obligations under this contract. There is no assurance that the Company will be successful in either raising sufficient capital or improving operations.

         In July 2007, the Company received the $1,200,000 payment for Milestone Three of Phase One of the DARPA contract. This amount was included in accounts receivable at June 30, 2006.

         During the three months ended September 30, 2006, the Company received cash proceeds from the sale of its restricted common stock of $50,000 and from new short-term debt to related parties (net of repayments) of $778,000.

         Management does not anticipate that revenues or expenses will be materially affected by inflation during the next twelve months of operations.

         The operations of the Company are not subject to material seasonal fluctuations.

Off Balance Sheet Commitments

         The Company leases facilities and a vehicle under noncancellable operating leases. Future minimum rental payments required under these leases are as follows:

         Years Ending June 30,                              Amount
         ---------------------                              ------

                  2007                                     $147,000
                  2008                                      122,000
                                                         ------------

                                                           $269,000
                                                         ============

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

Recently Issued Accounting Pronouncements

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

         The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 will be effective for the Company on July 1, 2007. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for the fiscal year of adoption. The Company has not yet determined the potential financial statement impact of adopting FIN 48.

         The FASB has issued SFAS Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The new standard is effective as of the end of fiscal years ending after December 15, 2006 for companies with publicly traded securities. The Company anticipates adopting SFAS No. 158 on June 30, 2007, and does not believe the adoption of the new accounting standard will result in a material impact on the consolidated financial statements of the Company since the Company currently does not sponsor the defined benefit pension or postretirement plans within the scope of the standard.

         The FASB has issued SFAS Statement No. 157, Fair Value Measurements. This new standard provides enhanced guidance for using fair value to measure assets and liabilities, and requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Under the new standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company anticipates adopting SFAS No. 157 on July 1, 2008, but is currently unable to determine the impact of the adoption of the standard on its consolidated financial statements.

         The FASB has issued SFAS Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company anticipates adopting SFAS No. 154 on July 1, 2006, and does not believe the adoption of this new accounting standard will result in a material impact on the consolidated financial statements of the Company.

Forward Looking Statements
--------------------------

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         (a)      Change in Independent Registered Accounting Firm

         On March 1, 2006, the Company engaged HJ & Associates, LLC ("HJ"), as the Company's independent registered accounting firm to audit the Company's consolidated financial statements for the fiscal year ending June 30, 2006. On March 1, 2006, the Company dismissed Tanner LC ("Tanner") as the Company's independent registered accounting firm. The Board of Directors of the Company recommended and approved the decision to change accountants.

         Tanner's report dated September 30, 2005, except for Note 21, which is dated October 11, 2005, on the Company's consolidated balance sheet as of June 30, 2005, and the consolidated statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles with the exception of a modification for uncertainty as to the Company's ability to continue as a going concern.

         During the two-year period ended June 30, 2005 and from that date through March 1, 2006, there were no disagreements between Tanner and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Tanner, would have caused Tanner to make reference to the subject matter of such disagreements in connection with its reports.

         During the two-year period ended June 30, 2005 and from that date through March 1, 2006, Tanner and the Company identified the following reportable conditions in the Company's internal controls over financial reporting:

         1) The Company's ability to identify, record and report cost of sales of the Company's products, the cost of raw materials and parts inventories, and the cost of work-in-process inventories through the Company's manufacturing and cost accounting software;
         2) An overall lack of segregation of duties resulting from the limited number of personnel in the Company's accounting department; and
         3) The timely evaluation and recording of transactions related to the Company's Series B 15% Preferred Stock and the Company's put option liability.

         The Board of Directors of the Company has discussed these reportable conditions with Tanner, and has authorized Tanner to respond fully to the inquiries of HJ concerning the subject matter of these reportable conditions.

         During the two-year period ended June 30, 2005 and from that date through March 1, 2006, neither the Company nor anyone on behalf of the Company has consulted with HJ regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any other matters required to be disclosed under Item 304(a) (1) (iv) of Regulation S-B.

         (b)      Disagreements with Accountants on Accounting and Financial
Disclosure

         None.

Item 8A.  Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of June 30, 2006. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded, for the reasons described below, that the Company's disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms were not effective, as of the end of such period.

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

         During fiscal year 2006 and continuing during the first quarter of fiscal year 2007, the Company has been implementing the following actions to address the cost accounting weakness described above. The Company purchased an upgrade to the ERP system and has committed to fully implement the accounting module of the software. Training has been conducted for finance and other personnel of the Company in the use of the ERP software, and such training will continue during fiscal year 2007. Consultants from the vendor of the software have visited the Company and provided a report recommending improvements and providing instructions for fully integrating all modules of the software which the Company is using in its plans to strengthen controls. The Company has also hired a cost accountant experienced in a manufacturing environment similar to that of the Company. The Company believes that it will require four to six months to implement the changes necessary to fully address the cost accounting weakness, and currently estimates the accounting module of the ERP software will be fully implemented in the second or third quarter of fiscal year 2007.

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

         Other than as described above, during the fourth quarter of the period covered by this report, there was no change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's controls over financial reporting.

Item 8B           Other Information

         None.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(A) of the Exchange Act

         The following table contains the names and ages of all Directors and Executive Officers of the Company and offices held by each such person.

         Name                             Age      Positions
         ----                             ---      ---------

         David L. Groen                   55       Director, President, Chief
                                                   Executive Officer, and
                                                   Treasurer

         Dennis P. Gauger                 54       Director, Chief Financial
                                                   Officer, Secretary

         Robert (Robin) H. H. Wilson      70       Director, Executive Vice
                                                   President of Groen
                                                   Brothers Aviation USA, Inc.

         The Company has announced the death on October 9, 2006 of H. Jay Groen, one of the founders of the Company and the former Chairman of the Company's Board of Directors. Jay Groen has been instrumental in the development of the Company's technology and business opportunities since its inception. However, in light of the addition of engineering, technical and key management personnel, the Company does not believe that ongoing operations and continued development of technology will be negatively impacted by his passing.

Term of Office

         The appointment of David Groen as a member of the Board of Directors was ratified and approved by the stockholders at a meeting for that purpose on May 20, 2000. Mr. Gauger was appointed a member of the Board of Directors on January 22, 2004. Mr. Wilson was appointed a member of the Board of Directors on October 3, 2006. The term of service of each director continues until the next annual meeting of the stockholders. With the exception of compliance with the duties of a director as set forth in the Articles of Incorporation or By-laws of the Company or in the provisions of the Utah Business Corporation Act, there are no arrangements or understandings pursuant to which any of the foregoing persons were selected to serve on the Board of Directors of the Company. Each of the foregoing persons consented to serve as a director of the Registrant prior to their designation or subsequent election as such.

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

         Dennis P. Gauger, CPA Dennis P. Gauger, Certified Public Accountant, has over 29 years of experience as a financial executive, corporate troubleshooter and consultant, and accounting and auditing professional. His professional background includes 21 years of service in three offices of Deloitte & Touche, a "Big Four" international accounting firm, including 9 years as an accounting and auditing partner, and eight years operating his own Certified Public Accounting firm specializing in contract financial and executive management.

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

         Robert (Robin) H.H. Wilson has had a long and prominent career in aviation. He is a native of Ireland, but began his career with Rolls-Royce Aero-Engines in England, where he worked as an engineer for eight years, obtaining his Engineering degree from Cambridge University. During this period he was a section leader on the development of the Tyne engine intended among other applications as the powerplant for the Fairey Rotodyne, a large commercial gyrodyne.

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

Communications Between Shareholders and the Board of Directors

         The Board of Directors of the Company has not adopted a formal procedure that shareholders must follow to send communications directly to it. The Board of Directors does receive communication from shareholders, from time to time, and addresses those communications as appropriate. Shareholders can send communication to the Board of Directors in one of the following ways:

         o In writing, to Groen Brothers Aviation, Inc., 2640 West California Avenue, Suite A, Salt Lake City, Utah 84104, Attention of Board of Directors

         o    By Email, at directors@groenbros.com.

         The Company did not hold an annual meeting of shareholders during the fiscal year ended June 30, 2006.

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

         Based solely on the review of the copies of such forms received by the Company or written representations from certain reporting persons, that no other reports were required, management of the Company believes that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with during the year ended June 30, 2006 with the exception of two Form 4 reports which were filed late by Jay Groen.

Committees of the Board of Directors

         The three members of the Company's Board of Directors, none of whom is deemed independent, currently serve as the Audit Committee and Compensation Committee of the Board.

         The Audit Committee reviews internal accounting and financial practices and controls, as well as all services performed by the Company's independent registered accounting firm, including recommending the selection of that firm. The Audit Committee has not adopted a written charter. The Company's Board of Directors has determined that Dennis P. Gauger is an "audit committee financial expert," as that term is defined by the rules and regulations of the Securities and Exchange Commission.

Code of Ethics

         The Company has adopted Standards of Conduct applicable to all employees and a Statement of Corporate Values, also applicable to all employees. Copies of the Standards and the Statement were filed as Exhibit 14.2 and 14.1, respectively, to the Company's Annual Report on Form 10-KSB for fiscal year 2004 and are also available on the Company's web site.

Item 10.          Executive Compensation

         Set forth below is information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended June 30, 2006, 2005 and 2004 for David Groen, Jay Groen and Dennis Gauger, the "Named Executive Officers".

                                             Annual Compensation                       Long-Term Compensation
                                   ---------------------------------------- ----------------------------------------------
                                                                            Restricted    Securities
                                                           Other Annual        Stock      Underlying        All Other
                                   Salary (1)   Bonus    Compensation (2)   Awards (3)      Options      Compensation (4)
    Name and Position       Year        $         $             $                $             #                $
David Groen                 2006       105,000    -             -                -             750,000              1,155
   President and Chief      2005       103,404    -             -                -           4,925,000              1,151
   Executive Officer        2004        95,000    -             -                -              50,000                110

Jay Groen                   2006             -    -           95,000             -             750,000             54,000
   Chairman of the          2005             -    -           92,692             -           1,575,000             34,500
   Board of Directors       2004             -    -           95,754             -              50,000                  -

Dennis Gauger               2006        95,000    -             -                -             750,000              5,702
   Chief Financial          2005        93,531    -             -                -           3,500,000              2,386
   Officer & Secretary      2004        45,231    -             -             10,000           500,000                  -

Robin Wilson                2006       100,000    -             -                -             750,000             10,327
   Executive Vice           2005        97,769    -             -                -           3,950,000              5,962
   President of             2004        95,000    -             -                -           1,050,000                  -
   GBA USA

         (1) Represents annual salary for the fiscal year. Unpaid back salary included in these amounts payable to David Groen at June 30, 2006 included $67,231 for fiscal year 2005, $58,462 for fiscal year 2004 and $16,756 for fiscal year 2003. Unpaid back salary included in these amounts payable to Robin Wilson at June 30, 2006 included $43,923 for fiscal year 2005, $55,577 for fiscal year 2004 and $62,115 for fiscal year 2003. No additional compensation has been paid to David Groen or Mr. Gauger for service as a member of the Company's Board of Directors for fiscal years 2006, 2005 and 2004.
         (2) Represents annual consulting fees for the fiscal year payable to Mr. Groen as a member of the Company's Board of Directors and as the Company's representative in Washington DC. Unpaid back fees payable to Mr. Groen at June 30, 2006 were $376,000.
         (3) Represents 50,000 shares of the Company's restricted common stock with an estimated value of $0.20 per share granted to Mr. Gauger upon his employment with the Company.
         (4) Includes matching contributions made by the Company on behalf of David. Groen pursuant to the Company's Profit Sharing 401(k) Plan. Amounts for Jay Groen include payments of interest accrued on deferred compensation. Amounts for Mr. Gauger include matching contributions made by the Company on behalf of Mr. Gauger pursuant to the Company's Profit Sharing 401(k) Plan and amounts contributed by the Company to Mr. Gauger's health savings account pursuant to a Company benefit plan. Amounts for Mr. Wilson include matching contributions made by the Company on behalf of Mr. Wilson pursuant to the Company's Profit Sharing 401(k) Plan.

         The Company does not have written employment agreements with its executive officers.

         Effective July 2, 2006 annual salaries for David Groen, Jay Groen, Dennis Gauger, and Robin Wilson were established at $135,000, $120,000, $120,000, and $125,000, respectively, with no additional compensation for service on the Company's Board of Directors.

         Prior to July 2, 2006, Jay Groen was not an employee of the Company, but was paid consulting fees for services rendered as a member of the Board of Directors of the Company and as the Company's representative in Washington DC, most recently at $95,000 per year for fiscal year 2006. At June 30, 2006, unpaid consulting fees to Jay Groen for the past several years were $376,000. The Company did not have a written consulting agreement with Jay Groen.

         In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary, with amounts originating from fiscal year 1998 through the current fiscal year. The terms of the Company's Series B 15% Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B 15% Preferred Stock have been paid in full. Absent payment restrictions related to outstanding Series B 15% Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company's Board of Directors. Through June 30, 2005, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company's outstanding financing agreements and would be prudent in light of the Company's financial condition and availability of cash. Deferred compensation totaling $3,555,000, related accrued payroll taxes of $147,000 and related accrued interest payable of $319,000 are classified as long-term liabilities at June 30, 2006. In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum. The accrual of interest was permanently discontinued on July 1, 2004. At June 30, 2006, deferred compensation and related interest accrued to the Named Executive Officers were as follows:

                                  Deferred           Accrued
                                 Compensation        Interest           Total
                              ----------------- --------------- ---------------

      David Groen                $1,399,354           $179,711      $1,579,065

      Jay Groen                     407,219                  -         407,219

      Dennis Gauger                 100,833                  -         100,833

      Robin Wilson                  647,139             41,158         688,297

         Amounts added to deferred compensation payable for the year ended June 30, 2006 for David Groen, Jay Groen, Dennis Gauger, and Robin Wilson were $170,500, $0, $55,000, and $150,000, respectively. Deferred compensation has been accrued for Jay Groen only for those years that he has worked as an employee of the Company.

Option/SAR Grants in Fiscal Year 2005
-------------------------------------

         The following table sets forth as to the Named Executive Officers certain information with respect to options to purchase shares of the Company's common stock granted during fiscal year 2006.

                     Number of
                    Securities        % of Total
                    Underlying       Options/SARS
                   Options/SARS       Granted to       Exercise or
                      Granted        Employees in       Base Price    Expiration
         Name            #         Fiscal Year 2006     ($/Share)        Date

David Groen           750,000           13.16%             0.25         6/20/11

Jay Groen             750,000           13.16%             0.25         6/20/11

Dennis Gauger         750,000           13.16%             0.25         6/20/11

Robin Wilson          750,000           13.16%             0.25         6/20/11


Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End
-----------------------------------------------------------------------
Option/SAR Values
-----------------

         The following table sets forth the aggregate value of unexercised options to acquire shares of common stock held by the Named Executive Officers on June 30, 2006. There were no options exercised by the Named Executive Officers during the year ended June 30, 2006.

                                                Number of
                                                Securities         Value of
                                                Underlying        Unexercised
                                               Unexercised        In-the-Money
                    Shares                     Options/SARs       Options/SARs
                  Acquired on    Value        at FY-End (#)       at FY-End ($)
                   Exercise    Realized        Exercisable/       Exercisable/
         Name          #           $          Unexercisable     Unexercisable(1)

      David Groen      -           -      8,379,168 / 2,220,832    25,000 / -

       Jay Groen       -           -      6,645,834 / 1,104,166    30,000 / -

     Dennis Gauger     -           -      2,120,833 / 2,629,167       - / -

     Robin Wilson      -           -      4,854,166 / 2,895,834       - / -

         (1) Reflects the difference between the exercise price of the options granted and the value of the common stock on June 30, 2006. The closing price of the Company's common stock was $0.16 per share on June 30, 2006.

Item 11.         Security Ownership of Certain Beneficial Owners and Management.

         The following tabulation shows, as of September 15, 2006, the number of shares of common stock, no par value, and the number of shares of Series A preferred stock owned beneficially by: (a) all persons known to be the holders of more than five percent (5%) of voting securities, (b) Directors, (c) the Named Executive Officers and (d) all other Senior Officers and Directors as a group:

                                                               Amount and Nature of
                                                             Beneficial Ownership (1)
                                    ----------------------------------------------------------------------------

    Name and Address of Beneficial                                   Series A                 Total Voting
    ------------------------------                                   --------                 ------------
                 Owner                    Common Shares          Preferred Shares              Shares (6)
    ------------------------------        -------------          ----------------             ------------

                                         Shares          %       Shares        %             Shares         %
                                         ------         --       ------       --             ------        --
  David Groen
  2640 W. California Ave., Ste. A
  Salt Lake City, Utah 84104          20,471,718  (2)    11.6      900,000      64.3        110,471,718    35.0

  Jay Groen
  2640 W. California Ave., Ste. A
  Salt Lake City, Utah 84104          11,605,934  (3)     6.6      500,000      35.7         61,605,934    19.5

  Dennis Gauger
  2640 W. California Ave., Ste. A
  Salt Lake City, Utah 84104           2,670,833  (4)     1.5          -         -            2,670,833     0.8

  Robin. Wilson
  2640 W. California Ave., Ste. A
  Salt Lake City, Utah 84104           5,904,166  (5)     3.4          -         -            5,904,166     1.9

  All officers and directors as a
  group  (4 persons)                  40,652,651         23.1    1,400,000     100.0        180,652,651    57.2

         (1) Unless otherwise indicated, each person identified in the table has sole voting and investment power with respect to the common stock beneficially owned by such person. The total number of outstanding shares included in the computation of percentages is 150,555,681 plus 25,316,667 options which are exercisable by executives and directors within 60 days.
         (2) Includes 8,047,884 shares owned by David Groen, 2,403,000 shares beneficially owned held by family trusts and 10,020,834 options exercisable by David Groen.
         (3) Includes 30,100 shares owned by Jay Groen, 4,405,000 shares beneficially owned held by family trusts and 7,170,834 options exercisable by Jay Groen.
         (4) Includes 50,000 shares owned by Dennis Gauger and 2,620,833 options exercisable by Dennis Gauger.
         (5) Includes 300,000 shares owned by Robin Wilson, 100,000 shares beneficially owned held by family trusts and 5,504,166 options exercisable by Robin Wilson.
         (6) Each share of Series A preferred stock entitles the holder to cast one hundred (100) votes on all matters submitted to the stockholders for a vote, voting together with the holders of the common stock as a single class.

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

         At June 30, 2006, the Company had a note payable, originating in 1990, of $180,000, plus accrued interest of $143,686, due to a company owned by David and Jay Groen.

         At June 30, 2006, the Company had related party accounts and notes receivable from officers and employees, resulting primarily from cash advances, totaling $65,000, bearing interest at 8% to 12%. For notes receivable from executive officers, the Company has implemented a procedure to reduce these notes receivable each quarter by offsetting amounts due to the officers by the Company for accrued compensation and interest expense.

         Royalty payments of 1% of the gross sales price of gyroplanes are to be paid to the Company's founders, David and Jay Groen. Through June 30, 2006, royalties payable totaled $9,500 to each of these individuals, which amounts are included in cost of sales in the accompanying consolidated statement of operations.

         Included in long-term accrued expenses in the consolidated balance sheet at June 30, 2005 is deferred compensation payable to twelve management employees, including officers and directors of the Company, with amounts originating from fiscal year 1998 through fiscal year 2005. In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary. The terms of the Company's Series B 15% Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B 15% Preferred Stock have been paid in full. Absent payment restrictions related to outstanding Series B 15% Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company's Board of Directors. Deferred compensation totaling $3,555,000, related accrued payroll taxes of $147,000 and related accrued interest payable of $319,000 are classified as long-term liabilities at June 30, 2006. Through June 30, 2006, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company's outstanding financing agreements and would be prudent in light of the Company's financial condition and availability of cash. In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum. The accrual of interest was permanently discontinued on July 1, 2004.

         At June 30, 2006, the Company had short-term notes payable to related parties, primarily stockholders of the Company, totaling $7,532,000, with accrued interest payable of $3,704,000. Most of these notes are unsecured, due on demand, and bear interest at annual rates ranging from 8% to 25%, with one note at 36%. Included in these notes payable at June 30, 2006 are notes payable totaling 1,236,000 that are technically in default. In addition, the Company is delinquent in making payments of accrued interest payable of $385,000 on this related party debt at June 30, 2006.

         At June 30, 2006, the Company had unsecured long-term notes payable to two stockholders totaling $931,000, with interest rates of 12% and 18%. Accrued interest payable on this related party long-term debt was $53,000 at June 30, 2006.

                                     PART IV

Item 13.          Exhibits and Reports on Form 8-K.

(a)      Exhibits

         3.1 Amendment to Second Restated Articles of Incorporation of Groen Brothers Aviation, Inc. {1}

         3.2 Second Amendment to Second Restated Articles of Incorporation of Groen Brothers Aviation, Inc. (1)

         3.3 Third Restated Articles of Incorporation of Groen Brothers Aviation, Inc. (2)

         3.4 Amendment to Third Restated Articles of Incorporation of Groen Brothers Aviation, Inc. (3)

         3.5 Second Amendment to Third Restated Articles of Incorporation of Groen Brothers Aviation, Inc. (4)

         3.6         By-laws (4)

         4.1         Amended and Restated 2000 Option Plan (5)

         10.1 Amendment to the Common Stock Purchase Agreement Dated November 7, 2000 (2)

         10.2        Form of SparrowHawk Dealer Agreement (4)

         10.3        Form of Amendment No. 2 to Securities Exchange Agreement
                     (4)

         10.4        Form of Stock Option (4)

         11          Statement re:computation of per share earnings. (6)

         14.1        Groen Brothers Aviation Corporate Values (2)

         14.2        Standards of Conduct (2)

         16.1        Letter from Tanner LC (6)

         21          Subsidiaries of the small business issuer. (7)

         23.1        Consent of Independent Registered Accounting Firm
                     (this filing).

         23.2        Consent of Independent Registered Accounting Firm
                     (this filing).

         31.1 Certification of Principal Executive Officer required by Rule 13a-14(a) (this filing).

         31.2 Certification of Principal Financial Officer required by Rule 13a-14(a) (this filing).

         32.1 Certification of Principal Executive Officer required by Rule 13a-14(b) and 18 U.S.C. 1350 (this filing).

         32.2 Certification of Principal Financial Officer required by Rule 13a-14(b) and 18 U.S.C. 1350 (this filing).

         (1) Filed as an exhibit to the Company's report on Form 10-QSB for the quarter ended December 31, 2003 and incorporated herein by reference.
         (2)  Filed as an exhibit to the Company's report on Form 10-KSB for the year ended June 30, 2004 and incorporated herein by reference.
         (3)  Filed as an exhibit to the Company's report on Form 10-QSB for the quarter ended December 31. 2004 and incorporated herein by reference.
         (4) Filed as an exhibit to the Company's report on Form 10-KSB for the year ended June 30, 2005 and incorporated herein by reference.
         (5) Filed as an exhibit to the Company's registration statement on Form S-8 filed June 10, 2005 and incorporated herein by reference.
         (6)  Filed as an exhibit to the Company's current report on Form 8-KA filed on March 7, 2006 and incorporated herein by reference.
         (7)  Information included in Notes to Consolidated Financial statements filed with this report.

         (b) The Company did not file any reports on Form 8-K during the fourth quarter of the year ended June 30, 2006.

Item 14. Principal Accountant Fees and Services

         The following schedule presents the professional fees incurred to HJ & Associates, LLC, the Company's independent registered accountants engaged March 1, 2006, for the fiscal year ended June 30, 2006.



         Audit fees                                            $42,250
         Audit related fees                                          -
         Tax fees                                                2,838
         Other fees                                                -
                                                         --------------

         Total                                                 $45,088
                                                         ==============

         The following schedule presents the professional fees incurred to Tanner LC, the Company's former independent registered accountants, for the fiscal years ended June 30, 2006 and 2005.

                                                      2006             2005
                                                      ----             ----

         Audit fees                                   $23,743         $79,578
         Audit related fees                               -               -
         Tax fees                                         -               -
         Other fees                                     2,450           2,408
                                                -------------- ---------------

         Total                                        $26,193         $81,986
                                                ============== ===============

         Tax fees were for preparation of federal and state income tax returns and related tax consultation. Other fees were for Edgar services.

         All professional fees paid to the Company's independent registered accountants are pre-approved by the Board of Directors of the Company, acting in its capacity as the Audit Committee.

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

                                       Date:  October 13, 2006

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

 Signatures               Capacity in Which Signed                    Date
--------------------------------------------------------------------------------

/s/ David Groen           President and Chief Executive         October 13, 2006
---------------           Officer (Principal Executive
David Groen               Officer)



/s/ Dennis P. Gauger      Chief Financial Officer and           October 13, 2006
--------------------      Secretary (Principal Financial
Dennis P. Gauger          Officer)



/s/ Robert Wilson         Director                              October 13, 2006
-----------------
Robert Wilson

                          GROEN BROTHERS AVIATION, INC.
                   Index to Consolidated Financial Statements


   Report of Independent Registered Public Accounting
      Firm - HJ & Associates, LLC                                           F-2

   Report of Independent Registered Public Accounting
      Firm - Tanner LC                                                      F-3

   Consolidated Balance Sheet                                               F-4

   Consolidated Statements of Operations                                    F-5

   Consolidated Statements of Stockholders' Deficit                         F-6

   Consolidated Statements of Cash Flows                                    F-8

   Notes to Consolidated Financial Statements                               F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             --------------------------------------------------------


Board of Directors and Shareholders of
Groen Brothers Aviation, Inc.
Salt Lake City, Utah


We have audited the accompanying consolidated balance sheet of Groen Brothers Aviation, Inc. as of June 30, 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Groen Brothers Aviation, Inc. as of June 30, 2006, and the results of their operations and their cash flows for the year then ended in conformity with US generally accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
September 26, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors and Stockholders of Groen Brothers Aviation, Inc.


We have audited the accompanying consolidated statements of operations, stockholders' deficit, and cash flows of Groen Brothers Aviation, Inc. for the year ended June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Groen Brothers Aviation, Inc. for the year ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses, has a stockholders' deficit, and has a net working capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ TANNER LC

TANNER LC
Salt Lake City, Utah
September 30, 2005

                                          GROEN BROTHERS AVIATION, INC.
                                            Consolidated Balance Sheet

Assets                                                        June 30, 2006
------                                                  -----------------------

Current assets:
   Cash                                                      $            4,000
   Accounts receivable                                                1,216,000
   Related party accounts and notes receivable                           84,000
   Prepaid expenses                                                       2,000
   Inventories                                                          449,000
                                                         -----------------------

   Total current assets                                               1,755,000

Property and equipment, net                                             513,000
                                                         -----------------------

   Total assets                                              $        2,268,000
                                                         =======================

Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:
   Accounts payable                                          $        1,992,000
   Accrued expenses                                                   5,148,000
   Stock deposits                                                        30,000
   Deferred revenue                                                     630,000
   Notes payable                                                        689,000
   Related party notes payable                                        7,532,000
   Series B 15% cumulative redeemable non-voting
      preferred stock, no par value, 50,000,000
      shares authorized, 40,783 shares issued
      and outstanding                                                40,783,000
   Liability to issue additional shares of Series
      B 15% preferred stock                                           5,438,000
                                                         -----------------------

   Total current liabilities                                         62,242,000

Long-term liabilities:
   Accrued expenses                                                   4,021,000
   Deferred revenue                                                      25,000
   Long-term debt                                                       105,000
   Related party long-term debt                                         931,000
   Dealer deposits                                                    2,145,000
                                                         -----------------------

   Total liabilities                                                 69,469,000
                                                         -----------------------

Stockholders' deficit:
   Series A convertible preferred stock, no par
      value, 50,000,000 shares authorized,
      1,400,000 shares issue and outstanding                             70,000
   Common stock, no par value, 500,000,000
      shares authorized, 149,358,709 shares
      issued and outstanding                                         29,236,000
   Accumulated deficit                                              (96,507,000)
                                                         -----------------------

   Total stockholders' deficit                                      (67,201,000)
                                                         -----------------------

   Total liabilities and stockholders' deficit               $        2,268,000
                                                         =======================

          See accompanying notes to consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
                      Consolidated Statements of Operations

                                                       Years Ended June 30,
                                              ----------------------------------

                                                   2006             2005

Revenues                                        $   3,115,000    $      864,000
                                              ----------------- ----------------

Costs and expenses:
   Cost of sales                                    3,358,000         1,237,000
   Research and development                         2,534,000         1,874,000
   General and administrative expenses              1,837,000         1,923,000
                                              ----------------- ----------------

   Total costs and expenses                         7,729,000         5,034,000
                                              ----------------- ----------------

   Loss from operations                            (4,614,000)       (4,170,000)
                                              ----------------- ----------------

Other income (expense):
   Related party interest income                        6,000             8,000
   Interest and other income                            6,000            25,000
   Gain on extinguishment of debt                     166,000                 -
   Interest expense                                (1,509,000)       (1,214,000)
   Series B preferred stock interest expense      (14,136,000)       (8,003,000)
                                              ----------------- ----------------

   Total other income (expense)                   (15,467,000)       (9,184,000)
                                              ----------------- ----------------

Loss before income taxes                          (20,081,000)      (13,354,000)

Income tax benefit                                          -                 -
                                              ----------------- ----------------

Net loss                                        $ (20,081,000)   $  (13,354,000)
                                              ================= ================


Net loss per share - basic and diluted          $       (0.15)   $        (0.11)
                                              ================= ================

Weighted average number of common shares
   outstanding - basic and diluted                136,904,000       116,597,000
                                              ================= ================







          See accompanying notes to consolidated financial statements.


                                                 GROEN BROTHERS AVIATION, INC.
                                       Consolidated Statements of Stockholders' Deficit
                                              Years Ended June 30, 2006 and 2005


                                         Series A Convertible
                                           Preferred Stock             Common Stock
                                      ------------------------------------------------         Accumulated
                                          Shares       Amount        Shares       Amount          Deficit          Total
                                      ---------------------------------------------------------------------------------------
Balance forward, June 30, 2004                   -  $        -   116,438,743  $20,859,000     $ (63,072,000)    $(42,213,000)

Issuance of Series A preferred stock
   for accrued expenses                  1,400,000      70,000             -            -                 -           70,000
Issuance of common stock for:
   Cash                                          -           -    12,574,580    2,515,000                 -        2,515,000
   Finders compensation                          -           -        10,750            -                 -                -
   Accounts payable                              -           -       287,500       57,000                 -           57,000
   Accrued expenses                              -           -       355,125       71,000                 -           71,000
   Interest expense                              -           -        65,109       13,000                 -           13,000
   Return of deposits                            -           -        66,375       13,000                 -           13,000
   Employer 401(k) expense                       -           -       440,990       88,000                 -           88,000
   Services                                      -           -       185,000       32,000                 -           32,000
Finders' compensation                            -           -             -     (131,000)                -         (131,000)
Issuance of stock options for:
   Interest                                      -           -             -       61,000                 -           61,000
   Accounts payable                              -           -             -       12,000                 -           12,000
Net loss                                         -           -             -            -       (13,354,000)     (13,354,000)
                                        ----------- ----------- -------------------------- ----------------- ----------------
Balance, June 30, 2005                   1,400,000  $   70,000   130,424,172  $23,590,000     $ (76,426,000)    $(52,766,000)
                                        ----------- ----------- -------------------------- ----------------- ----------------

                                 See accompanying notes to consolidated financial statements.



                                                 GROEN BROTHERS AVIATION, INC.
                                  Consolidated Statements of Stockholders' Deficit Continued
                                              Years Ended June 30, 2006 and 2005


                                         Series A Convertible
                                           Preferred Stock             Common Stock
                                      ------------------------------------------------         Accumulated
                                          Shares       Amount        Shares       Amount          Deficit          Total
                                      ---------------------------------------------------------------------------------------
Balance forward, June 30, 2005           1,400,000  $   70,000   130,424,172  $23,590,000     $ (76,426,000)    $(52,766,000)

Issuance of common stock for:
   Cash                                          -           -    10,449,417    2,236,000                 -        2,236,000
   Accrued expenses                              -           -       861,171      179,000                 -          179,000
   Interest expense                              -           -     1,059,533      190,000                 -          190,000
   Reduction of deferred revenue                 -           -       184,907       37,000                 -           37,000
   Payment of debt                               -           -     1,146,213      234,000                 -          234,000
   Purchase of property and
equipment                                        -           -       530,093      106,000                 -          106,000
   Customer refund                               -           -         5,000        1,000                 -            1,000
   Settlement of put option
liability                                        -           -     5,004,009    1,560,000                          1,560,000
   Employer 401(k) expense                       -           -       505,980       99,000                 -           99,000
   Services                                      -           -       338,214       71,000                 -           71,000
Finders' compensation                            -           -             -     (129,000)                 -        (129,000)
Return of collateral shares                      -           -      (400,000)           -                 -                -
Cancellation of shares put to
   to the Company                                -           -      (750,000)           -                 -                -
Issuance of stock options for:
   Cash                                          -           -             -       44,000                 -           44,000
   Interest expense                                                                56,000                             56,000
   Services                                      -           -             -       38,000                 -           38,000
Issuance of warrants for Series B
   preferred stock interest expense                                               924,000                            924,000
Net loss                                         -           -             -            -       (20,081,000)     (20,081,000)
                                        ----------- ----------- -------------------------- ----------------- ----------------
Balance, June 30, 2006                   1,400,000  $   70,000   149,358,709  $29,236,000     $ (96,507,000)    $(67,201,000)
                                        =========== =========== ========================== ================= ================

                                 See accompanying notes to consolidated financial statements.


                                                             F-7

                          GROEN BROTHERS AVIATION, INC.
                      Consolidated Statements of Cash Flows

                                                       Years Ended June 30,
                                                 -------------------------------
                                                       2006            2005
Cash flows from operating activities:
   Net loss                                      $  (20,081,000)  $ (13,354,000)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization expense             160,000         117,000
      Common stock issued for interest expense          190,000          13,000
      Common stock issued for services                   71,000          32,000
      Common stock issued for 401(k) expense             99,000          88,000
      Stock options issued for interest expense          56,000          73,000
      Stock options issued for services                  38,000               -
      Interest expense accrued on Series B
        preferred stock                              14,136,000       8,003,000
      Interest expense on put option liability           45,000          67,000
      Interest expense added to debt principal           23,000          24,000
      Other expenses added to debt principal              4,000               -
      Interest income added to related party
        notes receivable                                 (6,000)         (9,000)
      Gain on extinguishment of debt                   (166,000)              -
      (Increase) decrease in:
         Accounts and notes receivable               (1,187,000)        (32,000)
         Prepaid expenses                                 2,000               -
         Inventories                                    (54,000)         93,000
      Increase (decrease) in:
         Accounts payable                             1,202,000         158,000
         Accrued expenses                             1,737,000       1,386,000
         Deferred revenue                                80,000         (24,000)
                                                 -------------------------------
   Net cash used in operating activities             (3,651,000)     (3,365,000)
                                                 -------------------------------

Cash flows from investing activities:
   Purchase of property and equipment                  (187,000)        (95,000)
   Issuance of related party notes receivable           (29,000)              -
   Payments of related party notes receivable             5,000          89,000
                                                 -------------------------------
   Net cash used in investing activities               (211,000)         (6,000)
                                                 -------------------------------

Cash flows from financing activities:
   Proceeds from the issuance of related party
     debt                                             2,012,000       1,126,000
   Repayment of related party debt                     (417,000)       (193,000)
   Repayment of debt                                    (53,000)        (14,000)
   Proceeds from the issuance of common stock
     and stock options                                2,280,000       2,515,000
   Deposits received for the purchase of
     common stock                                        30,000               -
   Payment of finders' compensation on issuance
     of common stock                                    (56,000)        (20,000)
                                                 -------------------------------
   Net cash provided by financing activities          3,796,000       3,414,000
                                                 -------------------------------

Net increase (decrease) in cash                         (66,000)         43,000
Cash, beginning of year                                  70,000          27,000
                                                 -------------------------------

Cash, end of year                                $        4,000       $  70,000
                                                 ===============================

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

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, GBA-USA and, through November 1, 2004, AAI. All significant inter-company balances and transactions have been eliminated. The primary business purpose of the Company is to develop, manufacture and market the gyroplane, which activities are considered one business segment.

         Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

         Cash and Cash Equivalents - For purposes of the consolidated statements of cash flows, the Company considers all cash and investments with original maturities to the Company of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2006.

         Accounts Receivable - Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. Management of the Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. Management determined that no allowance for doubtful accounts was required at June 30, 2006.

         Inventories - Raw materials and parts inventories are stated at the lower of cost or market, with cost determined using primarily the first-in-first-out (FIFO) method. Work-in-process inventories consist of SparrowHawk kits which have not been delivered in a completed status to customers and costs incurred on the Company's government contract prior to the completion and billing of defined contract milestones. The SparrowHawk kits work-in-process inventories are stated at the lower of cost or market, with cost determined on estimated average unit costs of the kits. The cost of parts inventories manufactured by the Company and work-in-process inventories include an allocation of overhead costs comprised of labor, operating supplies, utilities, depreciation, rent and other facility costs.

         Property and Equipment - Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using accelerated and straight-line methods based on the estimated useful lives of the assets or term of the lease. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized in operations for the period. The cost of maintenance and repairs is charged to operations as incurred. Significant renewals and betterments are capitalized.

         Dealer Deposits - Dealer deposits consist of amounts received from the Company's authorized dealers on aircraft in anticipation of full-scale production of the Company's Hawk 4 gyroplane. The deposit guarantees a delivery sequence number and represents a percentage of the total estimated purchase

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)


price. The Company has also issued common stock to dealers as partial consideration for the delay in the certification of the Hawk 4 gyroplane. These costs have been charged to interest expense as incurred. The dealers have been given the opportunity to convert a portion of their deposits into shares of the Company's restricted common stock. Those dealers that have converted deposits into shares and are now stockholders of the Company are considered related parties. The Company continues its efforts to obtain the funding to complete the certification of the Hawk 4. Once such funding is obtained, the Company estimates the certification process will require two to three years to complete. Because of the long-term prospects of obtaining the funding and completing the certification, dealer deposits have been recorded as long-term liabilities.

         Impairment of Long-Lived Assets - The Company periodically reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset.

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

         The Company recognizes revenue on its current government contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA. At that time, DARPA instructs the Company to submit an invoice for payment for the respective milestone at the amount specified in the contract. Contract-related expenses incurred by the Company for each milestone of the contract, including its own labor, travel, supplies and other costs, and the costs of subcontractors and consultants, are deferred as work-in-process inventory and expensed to cost of sales as the contract revenue for the milestone is recognized.

         Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)

reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Stock Options and Stock-Based Compensation - In December 2004, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal periods beginning after June 15, 2005 (December 15, 2005 for small business issuers). This means that the Company will be required to implement FAS No. 123(R) on July 1, 2006. The impact on the Company's financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. However, the Company believes the adoption of FAS No. 123(R) may have a material effect on the Company's financial position and results of operations.

         For stock options granted to employees, the Company currently utilizes the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123 as applicable. Accordingly, no compensation cost has been recognized in the consolidated financial statements for stock options granted to employees. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as indicated below:

                                                     Years Ended June 30,
                                                   2006               2005
                                                --------------------------------

    Reported net loss applicable
        to common stockholders                   $ (20,081,000)   $ (13,354,000)

    Deduct: Total stock-based
       employee compensation
       determined under fair
       value based method, net of
       related tax effects                          (1,570,000)      (1,328,000)
                                                --------------------------------

    Pro forma net loss                           $ (21,651,000)   $ (14,682,000)
                                                ================================

    Basic and diluted loss per
     share:
             As reported                         $       (0.15)   $       (0.11)
                                                ================================

             Pro forma                           $       (0.16)   $       (0.13)
                                                ================================

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)


         The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                     Years Ended June 30,
                                                   2006               2005
                                             -----------------------------------

        Expected dividend yield              $             -    $             -
        Expected stock price volatility                   61%                59%
        Risk-free interest rate                          4.2%               3.5%
        Expected life of options                  1 - 7 years        1 - 7 years

         The weighted average fair value of options and warrants granted during 2006 and 2005 was $0.10 and $0.07, respectively.

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

         Put Option Liability - To comply with SFAS No. 150, the Company estimated the fair value of the put option liability using the Black-Scholes option-pricing model. Until the obligation was satisfied in November 2005, the Company used this methodology to periodically reassess the fair value of the put option liability to determine if the carrying value of the liability in the consolidated financial statements required adjustment, with changes in the fair value recognized as an increase or decrease to interest expense.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)


         Advertising - Advertising costs are non-direct in nature, and are expensed over the periods in which the advertising takes place. Advertising expense totaled $5,000 and $7,000 for the years ended June 30, 2006 and 2005, respectively.

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

         The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise primarily from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 99,011,502 shares of common stock at exercise prices ranging from $0.15 to $1.10 and 78,215,921 shares of common stock at exercise prices ranging from $0.15 to $1.10 were outstanding at June 30, 2006 and 2005, respectively. Certain notes payable, long-term debt and related accrued interest payable were convertible into a total of 34,659,722 and 24,167,515 shares of common stock at June 30, 2006 and 2005, respectively, with conversion prices ranging from $0.20 to $1.25. Common stock equivalents were not included in the diluted loss per share calculation because the effect would have been antidilutive.

         Restricted shares of common stock issued as collateral for notes payable are excluded from the calculation of loss per common share.

         Reclassifications - Certain amounts in the consolidated financial statements for 2005 have been reclassified to conform with the current year presentation.

         Recently Issued Accounting Pronouncements - The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 will be effective for the Company on July 1, 2007. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)


of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for the fiscal year of adoption. The Company has not yet determined the potential financial statement impact of adopting FIN 48.

         The FASB has issued SFAS Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The new standard is effective as of the end of fiscal years ending after December 15, 2006 for companies with publicly traded securities. The Company anticipates adopting SFAS No. 158 on June 30, 2007, and does not believe the adoption of the new accounting standard will result in a material impact on the consolidated financial statements of the Company since the Company currently does not sponsor the defined benefit pension or postretirement plans within the scope of the standard.

         The FASB has issued SFAS Statement No. 157, Fair Value Measurements. This new standard provides enhanced guidance for using fair value to measure assets and liabilities, and requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Under the new standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company anticipates adopting SFAS No. 157 on July 1, 2008, but is currently unable to determine the impact of the adoption of the standard on its consolidated financial statements.

         The FASB has issued SFAS Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company anticipates adopting SFAS No. 154 on July 1, 2006, and does not believe the adoption of this new accounting standard will result in a material impact on the consolidated financial statements of the Company.

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

         As discussed in Note 3, the Company announced on November 7, 2005 that the US Defense Advanced Research Projects Agency ("DARPA") has selected the Company to lead a team to design a proof of concept high speed, long range, vertical takeoff and landing ("VTOL") aircraft designed for use in combat search and rescue roles. This contract has been a significant source of revenues for the year ended June 30, 2006. The Company believes that its share of revenues from phase one of the contract, currently estimated at approximately $4.3 million ($2,350,000 recognized through June 30, 2006), will continue to be the largest source of revenues in the short term, and will have a positive impact on cash flows from operations. However, the Company has been and will continue to be required to add personnel, expand facilities and make other significant purchases to meet its obligations under this contract, which may result in a low or negative profit margin realized on the DARPA contract.

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

         o The Company continues to incur significant research and development expenditures related to improvements to the design of the SparrowHawk kit gyroplane, to fully assembled SparrowHawk gyroplane derivatives and to potential applications of the Company's technology to vertical take-off and landing military aircraft, runway independent short-haul airliners and other aircraft.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



         o Marketing and sales efforts continue, but the number of SparrowHawk kits sold is below expectations, due in part to lack of funding to undertake product development and to pay for increased sales and marketing efforts.

         The Company will continue to explore what it expects to be larger, untapped markets for fully assembled SparrowHawk gyroplane aircraft, including law enforcement agencies both in the United States and overseas using the SparrowHawk as a surveillance aircraft. The Company believes the margins on these completed aircraft will be substantially higher than on kit gyroplanes, although there is no assurance that higher margins will be realized. However, through June 30, 2006, no sales of fully assembled SparrowHawk gyroplane aircraft to law enforcement agencies have occurred.

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

         As a result, the Company anticipates that operating costs of personnel, facilities, research and development and sales and marketing will increase from levels reported for fiscal year 2006.

         There can be no guarantee or assurance that the Company will be successful in its ability to generate income from operations or from the DARPA contract, or to raise capital at favorable rates or at all.

         As of June 30, 2006, the Company had Series B Preferred Stock obligations totaling $46,221,000 included in current liabilities (see Note 13). The projected total obligation of the Series B 15% Preferred Stock at January 1, 2007, the current maturity date, including a $10.7 million obligation to issue new shares of Series B Preferred Stock, is approximately $54.6 million. In order to repay this obligation in full or in part when due, the Company will be required to raise significant capital from other sources. Alternatively, the Company will be required to negotiate an extension as it has accomplished in the past. There is no assurance that the Company will be successful in these endeavors.

         The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)

Note 3:  DARPA Contract

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

         The Company recognizes revenue on this contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA. At that time, DARPA will instruct the Company to submit an invoice for payment for the respective milestone at the amounts specified in the contract. Contract-related expenses incurred by the Company for each milestone of the contract, including its own labor, travel, supplies and other costs, and the costs of subcontractors and consultants, will be deferred and expensed to cost of sales as the contract revenue for the milestone is recognized. Through June 30, 2006, the Company completed the first three milestones of Phase One of the DARPA contract and recognized revenues of $2,350,000. Total costs of the first three milestones of approximately $2,052,000, including the Company's allocation of overhead costs, were expensed to cost of sales during the year ended June 30, 2006. Cost of the contract related to other milestones of approximately $127,000 were deferred and included in work-in-process inventories at June 30, 2006.

Note 4:  Loss Per Common Share

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

         The calculation of the weighted average number of common shares outstanding excludes common shares that have been issued as collateral for certain notes payable to related parties (Note 9). These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time. The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full. During the year ended June 30, 2006, 400,000 collateral shares were returned to the Company and cancelled when the related debt was repaid. At June 30, 2006, the Company had issued 5,350,000 shares of common stock as collateral.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



Note 5:  Related Party Accounts and Notes Receivable

         Related party accounts and notes receivable at June 30, 2006 resulted primarily from cash advances to employees, and include four unsecured notes receivable totaling $65,000 from employees and former employees, which bear interest at 8% to 12% per annum.

Note 6:  Detail of Certain Balance Sheet Accounts

         Inventories consist of the following:

         Raw materials and parts                               $      209,000
         Work-in-progress                                             240,000
                                                               ---------------

                                                               $      449,000
                                                               ===============

         Property and equipment consists of the following:

         Equipment and tools                                   $      839,000
         Computer equipment and software                              443,000
         Aircraft                                                     300,000
         Vehicles                                                      68,000
         Leasehold improvements                                       108,000
         Furniture                                                     59,000
                                                               ---------------

                                                                    1,817,000
         Accumulated depreciation and amortization                 (1,304,000)
                                                               ---------------

                                                               $      513,000
                                                               ===============

         Accounts payable consist of the following:

         Trade accounts payable                                $      485,000
         Related party payables                                     1,507,000
                                                               ---------------

                                                               $    1,992,000
                                                               ===============

         Deferred revenue consists of the following:

         Related party customer advance payments               $      274,000
         Customer advance payments                                    356,000
                                                               ---------------

                                                               $      630,000
                                                               ===============

         Dealer deposits consist of the following:

         Related party dealer deposits                         $    1,741,000
         Dealer deposits                                              404,000
                                                               ---------------

                                                               $    2,145,000
                                                               ===============

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



         Related parties consist of officers, directors, employees and shareholders.


Note 7:  Accrued Expenses:

         Accrued expenses reported as current liabilities consist of the following:


         Compensation and related taxes                        $      693,000
         Related party interest                                     3,758,000
         Interest                                                     479,000
         Consulting fees                                               95,000
         Finders' compensation                                         32,000
         Royalties to related parties (Note 20)                        19,000
         Other                                                         72,000
                                                               --------------

         Total                                                 $    5,148,000
                                                               ==============

         Accrued related party interest payable is comprised of interest expense payable on notes payable to related parties, consisting primarily of stockholders of the Company.

         Long-term accrued expenses consist of the following:

         Deferred compensation                                 $    3,555,000
         Accrued payroll taxes on deferred compensation               147,000
         Accrued interest on deferred compensation                    319,000
                                                               --------------

         Total                                                 $    4,021,000
                                                               ==============

         The deferred compensation is payable to twelve officers and directors of the Company, with amounts originating from fiscal year 1998 through the current fiscal year. In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary. The terms of the Company's Series B 15% Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B 15% Preferred Stock have been paid in full. Absent payment restrictions related to outstanding Series B 15% Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company's Board of Directors. Through June 30, 2006, the Board of Directors has not

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)


authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company's outstanding financing agreements and would be prudent in light of the Company's financial condition and availability of cash. In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum. The accrual of interest was permanently discontinued on July 1, 2004. The deferred compensation and related accrued payroll taxes and interest payable are classified as long-term liabilities at June 30, 2006 as the Company does not anticipate payment of any of these amounts in the next twelve months.

Note 8:  Notes Payable

         Current notes payable are comprised of the following:

         Unsecured notes payable to vendors with
            interest at 20% for the first three months
            and 25% thereafter, in default as of June 2006     $      314,000

         Unsecured note payable to a vendor with interest
            at 12%, in default as of June 2006                        272,000

         Unsecured note payable to an individual with
            interest at 12%, due on demand                             89,000

         Unsecured note payable to a company with interest
            at 10.5%, due on demand                                    10,000

         Current portion of long-term debt (Note 10)                    4,000
                                                               ---------------

                                                               $      689,000
                                                               ===============

         Short-term notes payable at June 30, 2006 include notes payable to vendors totaling $586,000 that are technically in default. In addition, the Company is delinquent in making payments of accrued interest payable of $397,000 on this debt at June 30, 2006. The Company continues ongoing negotiations with these vendors and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

         One of these note holders may choose to convert outstanding principal and interest balances to common stock of the Company at a price of $0.20 per share. At June 30, 2006, $115,000 of principal and interest is convertible into 576,906 shares of the Company's common stock (see Note 13).

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



Note 9:  Related Party Notes Payable

         Related party notes payable are comprised of the following:

         Unsecured notes payable to stockholders with
            interest at 18%, due on demand or within twelve
            months                                             $    3,581,000

         Unsecured note payable to stockholder with
            interest at 16%, due on demand                             50,000

         Unsecured notes payable to stockholders with
            interest at 12%, due on demand or within twelve
            months                                                  1,712,000

         Unsecured notes payable to a stockholder with
            interest at 36%, due October 2006                         300,000

         Unsecured note payable to a stockholder with
            interest at 25%, in default as of June 30, 2005            21,000

         Unsecured note payable to stockholder with
            interest at 12.5%, due December 2006                      100,000

         Unsecured notes payable to stockholders with
            interest at 8%, due on demand                             606,000

         Unsecured note payable to stockholder with
            interest at 5%, due February 2007                         175,000

         Unsecured note payable to an entity owned by
            certain members of senior management, with
            interest at 12%, due on demand                            180,000

         Note payable to a stockholder with interest at
            18%, due on demand, secured by research and
            development parts                                          50,000

         Notes payable to stockholders with interest at
            12%, due on demand, secured by common stock               325,000

         Unsecured note payable to a stockholder with
            interest at 12%, monthly payments of principal
            and interest of $11,000 beginning January
            2005 through December 2006, in default as of
            June 2005                                                 224,000

         Notes payable to stockholders with interest
            at 10%, monthly payments of principal and
            interest ranging from $2,000 to $5,000
            through September to November 2006, secured
            by common stock, in default as of June 2005               198,000

         Other unsecured note payable                                  10,000
                                                               ----------------

                                                               $    7,532,000
                                                               ===============

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



         Related party notes payable at June 30, 2006 include notes payable totaling $1,236,000 that are technically in default. In addition, the Company is delinquent in making payments of accrued interest payable of $385,000 on this related party debt at June 30, 2006.

         Certain shareholder related party note holders may choose to convert outstanding principal and interest balances to common stock of the Company. The prices per share range from $0.20 per share to $1.25 per share. At June 30, 2006, $9,605,000 of principal and interest is convertible into 29,037,019 shares of the Company's common stock (see Note 13).

         A total of 5,350,000 shares of the Company's common stock have been issued as collateral for related party notes payable totaling $523,000 (see Note
4).

Note 10:  Long-Term Debt

         Long-term debt is comprised of the following:

         Unsecured note payable to a government-sponsored
            organization, due in monthly installments of
            $200 with final payment of $87,000 due December
            2010                                               $       97,000

         Capital lease obligations (Note 11)                           12,000
                                                               --------------

                                                                      109,000
         Less current portion                                          (4,000)
                                                               --------------

         Total                                                 $      105,000
                                                               ==============

         Related party long-term debt is comprised of the following:

         Unsecured note payable to a stockholder with
            interest at 18%, due May 2009                      $      745,000

         Unsecured note payable to a stockholder with
            interest at 12%, due February 2010                        186,000
                                                               ---------------

         Total                                                 $      931,000
                                                               ===============

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)


         The stockholders may choose to convert outstanding principal and interest balances to common stock at $0.20 per share. At June 30, 2006, $984,000 of principal and interest is convertible into 4,922,362 shares of the Company's common stock (see Note 13).

         Future maturities of long-term debt are as follows:

         Years Ending June 30:

                  2007                                         $        4,000
                  2008                                                  5,000
                  2009                                                750,000
                  2010                                                191,000
                  2010                                                 90,000
                                                               -----------------

                                                                    1,040,000
         Less current portion                                           4,000
                                                               -----------------

         Long-term portion                                     $    1,036,000
                                                               =================

Note 11:  Capital Lease Obligations

         The Company has entered into capital lease agreements with a financial institution for office equipment. Assets held under capital lease included in property and equipment at June 30, 2006 are as follows:

         Office equipment                                      $       13,000
         Accumulated amortization                                      (1,000)
                                                               ---------------

                                                               $       12,000
                                                               ===============

         Amortization expense for assets under capital lease is included with depreciation expense for all other depreciable assets.

         Future minimum lease payments are as follows:

         Year Ending June 30:
                2007                                           $        3,000
                2008                                                    3,000
                2009                                                    3,000
                2010                                                    4,000
                2011                                                    3,000
                                                               ---------------
                                                                       16,000
                Less amount representing interest                      (4,000)
                                                               --------------

         Present value of minimum lease payments (Note 10)     $       12,000
                                                               ==============

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 12:  Put Option Liability

         During the year ended June 30, 2004, the Company and a stockholder entered into an Amendment to a Common Stock Purchase Agreement Dated November 7, 2000 whereby the Company extended the dates to which the stockholder could exercise a put option and the Company could exercise the option to redeem, and increased both the put prices and the optional redemption prices. As a result, the stockholder had the right to put up to 750,000 shares of common stock of the Company, exercisable on November 7, 2005 or at any time during the three years ending on November 7, 2008. The put price could be paid by the Company in cash or in registered, unrestricted, freely tradable common shares of the Company at $2.08 per share prior to May 7, 2006, $2.16 per share between May 7 and November 6, 2006, $2.25 per share between November 7, 2006 and May 6, 2007, $2.33 per share between May 7 and November 6, 2007, $2.41 per share between November 7, 2007 and May 6, 2008, and $2.50 per share between May 7 and November 7, 2008.

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

Note 13:  Preferred Stock

         The Company has authorized 200,000,000 shares of preferred stock having no par value. There are four series of preferred stock with 50,000,000 shares authorized within each series. The rights, terms and preferences of preferred stock are set by the Board of Directors. As of June 30, 2006, the Board of Directors has set rights, terms and preferences of Series B and Series A Preferred Stock for issue.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)

         Series B 15% Preferred Stock

         At June 30, 2006, there were 40,783 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock (the "Series B 15% Preferred Stock") outstanding. The rights, terms, and preferences of the outstanding preferred shares, as amended, are as follows:

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

         o The redemption price of the shares must be paid by the Company in cash.

         o The Company may incur indebtedness of up to $18.5 million without consent of the holders of the shares.

         o The Company is required to give notice to holders of the shares prior to making any capital expenditures in excess of $300,000.

         o The maturity date of the shares is defined as the first to occur of (a) January 1, 2007, (b) the occurrence of a defined "liquidation event", or (c) the date that is six months following the receipt by the Company or its affiliates of proceeds from one or more financing transactions in excess of $50 million.

         o The Company is required to make pro rata redemptions of the shares months from the date that the Company receives proceeds from certain financing transactions that exceed $20 million in the aggregate.

         In October 2004, the Company issued 67 shares of its Series B 15% Preferred Stock in payment of a related party note payable of $40,000 and accrued interest payable of $27,000.

         On October 11, 2005, the holders of the Series B 15% Preferred Stock ("Series B Holders") extended the redemption date of the Series B 15% Preferred Stock from October 31, 2005 to January 1, 2007. The extension required the following consideration to be paid to the Series B Holders:

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

         The Company reviewed the requirements of Emerging Issues Task Force
(EITF) No. 02-4, Determining Whether a Debtor's Modification or Exchange of Debt Instruments Is Within the Scope of FASB Statement 15, and determined that the extension of the redemption date of the original issuance of the Company's Series B 15% Preferred Stock in October 2003 met the criteria of a troubled debt restructuring outlined in Statement of Financial Accounting Standards (SFAS) No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. No gain or loss was recorded on the October 2003 extension and subsequent extension of the due date in October 2005. The value of the warrants issued to the Series B Holders in connection with the extensions of the due dates, estimated by the Black-Scholes option pricing model, was charged to interest expense. The value of the net additional warrants issued in October 2005 and charged to interest expense was $924,000. The Series B 15% Preferred Stock will be classified through its redemption as a troubled debt restructuring.

         Included in the periodic interest expense on the Series B 15% Preferred Stock is the accretion of the $10,700,000 obligation to issue 10,700 shares of additional Series B 15% Preferred Stock on January 1, 2007, calculated on the interest method. The cumulative accretion of this obligation is recorded as a current liability of $5,438,000 in the Company's condensed consolidated balance sheet as of June 30, 2006.

         As a result of amendments to the features of the Series B 15% Preferred Stock, if the Company is successful in raising the levels of funding that it requires to bring its debt obligations current, fund its planned operations, and complete aircraft certification requirements for its Hawk 4 gyroplane, significant portions of this funding may be required to make redemption payments on the Series B 15% Preferred Stock in advance of the January 1, 2007 maturity date. At June 30, 2006, the recorded value of the Series B 15% Preferred Stock was $40,783,000, which was recorded as a current liability.

         Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity. The Company's Series B 15% Preferred Stock is classified as a liability because it embodies an obligation of the Company and falls within the scope of SFAS 150. Preferred Stock accretion and dividends are expensed as interest expense.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



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

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)


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

Note 14:  Common Stock

         During the year ended June 30, 2006, the Company issued a total of 18,934,537 shares of its restricted common stock, primarily to accredited investors in transactions exempt from registration. These shares were issued at prices of $0.20 to $0.35 per share through private placement offerings in reliance upon the exemption from registration contained in Rule 506 of Regulation D. The prices per share recorded in these equity transactions approximated the quoted market price of the Company's common stock. The shares were issued for the following consideration: 10,449,417 shares for cash of $2,236,000; 861,171 shares in payment of accrued expenses of $179,000; 1,059,533 shares in payment of interest expense of $190,000; 184,907 shares in reduction of deferred revenue of $37,000; 1,146,213 shares in payment of debt of $234,000; 530,093 shares to purchase property and equipment of $106,000; 5,000 shares in payment of a customer refund of $1,000; 5,004,009 shares in settlement of a put option liability of $1,560,000; 505,980 shares in payment of the Company's matching contribution to its 401(k) plan of $99,000; and 338,214 shares in payment of services of $71,000. In addition, total finders' compensation on the sale of common stock totaled $129,000. The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

         During the year ended June 30, 2006, the Company issued options to purchase a total of 25,050,408 shares of common stock: 16,822,000 options to investors in connection with the sale of common stock of the Company with exercise prices of $0.20 to $0.25 per share exercisable for periods of 1 to 2 years; 1,528,408 options as a loan origination fee or interest to a lenders with exercise prices of $0.20 to $0.25 per share exercisable for a period of 1 to 3 years; 1,000,000 options to a vendor for services with an exercise price of $0.50 per share exercisable for a period of three years; and 5,700,000 options to employees with an exercise price of $0.25 per share exercisable for a period of 5 to 7 years (granted under the Company's employee stock option plan for which a Form S-8 registration statement has been filed).

         The Company estimated the value of the 1,528,408 options issued to the lenders at $104,000 using the Black-Scholes option pricing model, and charged this amount to interest expense. The Company estimated the value of the 1,000,000 options issued to a vendor for services at $30,000 using the Black-Scholes option pricing model, and charged this amount to general and administrative expense. The Company also issued options to purchase a total of 1,000,000 shares of common stock for cash of $44,000, with an exercise price of $0.20 per share for a period of one year. In addition, the Company reduced interest expense by $48,000 through periodic adjustments to the value of 3,200,000 variable stock options during the year ended June 30, 2006 using the Black-Scholes option pricing model.

         The Company cancelled warrants to purchase 2.5 million shares of the Company's common stock at $0.30 per share issued to the Series B Holders and issued the Series B Holders warrants to purchase 6.85 million shares of the

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)


Company's common stock exercisable through January 1, 2009 at an exercise price of $0.30 per share. The Company recorded interest expense estimated at $924,000 using the Black-Scholes option pricing model during the year ended June 30, 2006 attributable to the net additional warrants issued.

         The Company has issued shares of its common stock as collateral for certain notes payable to related parties. These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time. The legend will only be removed if the Company is in default on the applicable loan, at which time, a new certificate will be issued and a value recorded for the shares to account for the loan and accrued interest settled. In addition, the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable loan and accrued interest are paid in full. To date, the Company has not defaulted on any loan where common stock has been pledged as collateral. It is the Company's position that there will be no default on these loans, and therefore, all issued collateral shares will be returned. Under this assumption, the Company believes it is appropriate to not assign any value to the collateral shares issued and to not include these shares in the calculation of loss per share. During the year ended June 30, 2006, 400,000 collateral shares were returned to the Company and cancelled when the related debt was repaid. At June 30, 2006, the Company had issued 5,350,000 shares of common stock as collateral.

         As discussed in Note 12, the Company acquired 750,000 shares of its common stock in November 2005 when a shareholder exercised a put option. These shares were subsequently cancelled.

         The conversion prices per share of the convertible notes payable and long-term debt disclosed in Notes 8, 9 and 10 were based on the cash price per common share paid in private placement transactions on or near the date the debt agreements were negotiated. The cash price per common share and the conversion prices per share approximated the quoted market price per share of the Company's common stock on or near the date the note agreements were negotiated. The conversion prices per share have all been set at the market price of the common stock, or above the market price whenever possible, with market price typically established at the price per share that the Company was selling restricted common shares for cash at the time. Because the conversion price per share was generally "under water" in substantially all of these transactions, the Company concluded that the conversion terms did not represent a beneficial conversion feature. Therefore, no beneficial conversion features have been accounted for in the Company's consolidated financial statements for these transactions.

Note 15:  Stock Option Plan

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

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



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

         A summary of the Company's stock options and warrants is as follows:

                                             Number of Options  Weighted Average
         Year Ended June 30, 2005              and Warrants      Exercise Price
                                            ------------------------------------
         Outstanding at Beginning of Year         49,985,504          $ 0.45
         Granted                                  44,889,921            0.37
         Exercised                                         -
         Canceled                                 (6,875,000)           0.75
         Expired                                  (9,784,504)           0.25
                                            ------------------------------------

         Outstanding at End of Year               78,215,921          $ 0.40
                                            ====================================

         Exercisable at End of Year               54,242,589          $ 0.37
                                            ====================================

                                             Number of Options  Weighted Average
         Year Ended June 30, 2006              and Warrants      Exercise Price
                                            ------------------------------------
         Outstanding at Beginning of Year         78,215,921          $ 0.40
         Granted                                  31,900,408            0.26
         Exercised                                  (246,250)           0.20
         Canceled                                 (3,500,000)           0.36
         Expired                                  (7,358,577)           0.26
                                            ------------------------------------

         Outstanding at End of Year               99,011,502          $ 0.37
                                            ====================================

         Exercisable at End of Year               78,545,670          $ 0.36
                                            ====================================

         Of the total options and warrants outstanding, 38,725,000 and 34,175,000 options were granted under the Plan at June 30, 2006 and 2005, respectively.

         The following table summarizes information about stock options and warrants outstanding at June 30, 2006:

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)


                           Options and Warrants Outstanding                     Options and Warrants Exercisable
         -------------------------------------------------------------------------------------------------------
                                                                Weighted
                                                                 Average
                                                Weighted        Remaining
         Range of Exercise      Number          Average     Contractual Life        Number      Weighted Average
               Prices         Outstanding    Exercise Price      (Years)         Exercisable    Exercise Price
         -------------------------------------------------------------------------------------------------------
             $  0.15 - 0.20       21,591,908       $    0.18         1.07        20,591,908           $    0.18
                0.25 - 0.30       57,747,344            0.26         2.70        42,501,512                0.26
                0.35 - 0.63        3,697,250            0.51         0.87         3,613,916                0.52
                1.00 - 1.10       15,975,000            1.01         2.32        11,838,334                1.01
         -------------------------------------------------------------------------------------------------------

              $ 0.15 - 1.10       99,011,502        $   0.37         2.22        78,545,670           $    0.36
         =======================================================================================================

Note 16:  Income Taxes

         The benefit for income taxes differs from the amount computed at the federal statutory rate as follows:

                                                        Years Ended June 30,
                                                --------------------------------
                                                      2006               2005
                                                --------------------------------
         Income tax benefit at
           federal statutory rate               $    7,832,000    $   5,208,000
         Series B preferred stock interest
           expense                                  (5,513,000)      (3,121,000)
         Research and
           development credit                          180,000           96,000
         Other                                          (6,000)        (251,000)
         Change in valuation
           allowance                                (2,493,000)      (1,932,000)
                                                --------------------------------

                                                $            -    $           -
                                                ================================

         Deferred tax assets (liabilities) as of June 30, 2006 are as follows:

         Net operating loss carryforwards       $  21,998,000
         Research and development credit
           carryforward                             2,066,000
         Accrued interest payable                   1,465,000
         Accrued payroll and related                1,663,000
         Deferred revenue                             246,000
         Depreciation                                 (82,000)
         Valuation allowance                      (27,356,000)
                                                --------------

                                                $           -
                                                ==============

         At June 30, 2006, the Company has net operating loss carryforwards available to offset future taxable income of approximately $56 million which will begin to expire in 2007. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



operating loss carryforwards can be utilized. The Tax Reform Act of 1986 limits the annual amount that can be utilized for certain of these carryforwards as a result of changes in ownership of the Company. An ownership change may have occurred which may severely impact the utilization of the net operating loss carryforwards.

         Due to uncertainties surrounding the realization of all carryforwards and currently non-deductible accruals, a valuation allowance has been established to offset the net deferred income tax asset resulting from such deferred tax items.

Note 17:  Supplemental Statement of Cash Flows Information

         During the year ended June 30, 2006, the Company:

         o Increased related party notes receivable and increased accrued expenses payable to related parties by $16,000.

         o Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $14,000.

         o Increased related party accounts and notes receivable and decreased accounts receivable by $20,000 for the issuance of an employee note receivable.

         o Issued common stock in payment of related party notes payable of $234,000.

         o Increased related party notes payable and decreased accounts payable by $106,000 for the transfer of accounts payable to debt.

         o    Issued common stock to acquire property and equipment of $106,000.

         o    Issued common stock in payment of accrued expenses of $179,000.

         o Issued common stock in payment of put option liability of $1,560,000.

         o    Issued common stock in repayment of deferred revenue of $37,000.

         o Increased accrued expenses and decreased common stock by $129,000 for accrued finders' compensation.

         o    Issued common stock in payment of a customer refund of $1,000.

         o    Issued debt to acquire property and equipment of $89,000.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



         o Increased debt and decreased accrued expenses by $24,000 for the reclassification of interest payable.

         o Increased accrued expenses and decreased accounts payable by $39,000 for the reclassification of accounts payable.

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

         Actual cash paid for interest was $90,000 and $162,000 in fiscal years 2006 and 2005, respectively.

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



18:  Operating Lease Obligations

         The Company leases certain property, vehicles and facilities under noncancellable operating leases. Future minimum rental payments required under these leases are as follows:

         Years Ending June 30,                                     Amount
         ---------------------                                     ------

                  2007                                         $      147,000
                  2008                                                122,000
                                                               --------------

                                                               $      269,000
                                                               --------------

         Rental expense for noncancellable operating leases was $262,000 and $236,000 for the years ended June 30, 2006 and 2005, respectively.

Note 19:  401(k) Saving Plan

         The Company has a 401(k) Plan (the Plan) to provide retirement and incidental benefits for its employees. Employees may contribute from 1% to 25% of their gross pay to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company may contribute a matching contribution at a rate set by the Board of Directors. The Plan operates on a calendar year basis. In fiscal year 2006, and based on contributions by employees during calendar year 2005, the Company committed to make a matching contribution to the Plan of $124,000 in the form of shares of its common stock. The Company partially funded this contribution by issuing 505,980 shares of its common stock valued at $99,000, and has recorded a liability of $25,000 for the issuance of additional shares as of June 30, 2006. In fiscal year 2005, and based on contributions by employees during calendar year 2004, the Company made a matching contribution to the Plan in the form of 440,990 shares of its common stock valued at $88,000. Shares issued under the Plan are "restricted" as defined under the Securities and Exchange Commission Rule 144.

Note 20:  Commitments and Contingencies

         The Company has entered into employment agreements with certain officers of the Company. The employment agreements can be terminated at any time. Upon termination, the Company retains all rights to the gyroplane and the related technology and the officers have a covenant not to compete for a period of three years.

         Royalty payments of 1% of the gross sales price of gyroplanes are to be paid to the Company's founders, David and Jay Groen. Through June 30, 2006, royalties payable totaled $9,500 to each of these individuals, which amounts are included in cost of sales in the consolidated statement of operations for the years ended June 30, 2006 and 2005.

         The Company has royalty agreements with two holders of notes payable totaling $300,000 which entitle the note holders to receive royalties on the

                          GROEN BROTHERS AVIATION, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)


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

Note 21:  Fair Value of Financial Instruments

         The Company's financial instruments consist of cash, receivables, payables, and notes payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The aggregate carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

Note 22:  Subsequent Events (Unaudited)

         In July 2007, the Company received the $1,200,000 payment for Milestone Three of Phase One of the DARPA contract. This amount was included in accounts receivable at June 30, 2006.

         During the three months ended September 30, 2006, the Company received cash proceeds from the sale of its restricted common stock of $50,000 and from new short-term debt to related parties (net of repayments) of $778,000.

--------------------------------------------------------------------------------