Form 10QSB
period 2006-09-30
GROEN BROTHERS AVIATION INC /UT/
filed 2006-11-20
CIK 870743

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         |X|      Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                  Outstanding at November 17, 2006
--------------------------                      --------------------------------
Common Stock, No Par Value                                 152,183,156

Transitional Small Business Disclosure Format.  Yes |_|  No |X|

                          GROEN BROTHERS AVIATION, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet,
            September 30, 2006 (unaudited).....................................2

         Condensed Consolidated Statements of Operations
            for the Three Months ended September 30,
            2006 and 2005 (unaudited)..........................................3

         Condensed Consolidated Statements of Cash
            Flows for the Three Months ended
            September 30, 2006 and 2005 (unaudited)............................4

         Notes to Condensed Consolidated Financial
            Statements.........................................................5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................20

Item 3.  Controls and Procedures..............................................31


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................32

Item 2.  Unregistered Sales of Equity Securities and
         Use of Proceeds......................................................32

Item 3.  Defaults Upon Senior Securities......................................33

Item 4.  Submission of Matters to a Vote of Security
         Holders..............................................................33

Item 5.  Other Information....................................................33

Item 6.  Exhibits.............................................................33

SIGNATURES....................................................................34

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                          GROEN BROTHERS AVIATION, INC.
                Condensed Consolidated Balance Sheet (Unaudited)
                               September 30, 2006

Assets
------

Current assets:
   Cash                                                      $           11,000
   Accounts receivable                                                    4,000
   Related party accounts and notes receivable                           80,000
   Prepaid expenses                                                       2,000
   Inventories                                                        1,418,000
                                                             -------------------
   Total current assets                                               1,515,000

Property and equipment, net                                             585,000
                                                             -------------------

   Total assets                                              $        2,100,000
                                                             ===================

Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:
   Bank overdraft                                            $          118,000
   Accounts payable                                                   1,735,000
   Accrued expenses                                                   5,298,000
   Deferred revenue                                                     772,000
   Bank overdraft line of credit                                         49,000
   Short-term notes payable                                             674,000
   Related party notes payable                                        8,408,000
   Series B 15% cumulative redeemable
      non-voting preferred stock, no par
      value, 50,000,000 shares authorized,
      42,313 shares issued and outstanding                           42,313,000
   Liability to issue additional shares of
      Series B 15% preferred stock                                    7,923,000
                                                             -------------------
   Total current liabilities                                         67,290,000
Long-term liabilities:
   Accrued expenses                                                   4,202,000
   Deferred revenue                                                      25,000
   Long-term debt                                                       104,000
   Related party long-term debt                                         931,000
   Dealer deposits                                                    2,145,000
                                                             -------------------

   Total liabilities                                                 74,697,000
                                                             -------------------

Stockholders' deficit:
   Series A convertible preferred stock, no
      par value, 50,000,000 shares authorized,
      1,400,000 shares issue and outstanding                             70,000
   Common stock, no par value, 500,000,000 shares
      authorized, 151,024,224 shares issued and
      outstanding                                                    29,790,000
   Accumulated deficit                                             (102,457,000)
                                                             -------------------

   Total stockholders' deficit                                      (72,597,000)
                                                             -------------------

   Total liabilities and stockholders' deficit               $        2,100,000
                                                             ===================

     See accompanying notes to condensed consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
           Condensed Consolidated Statements of Operations (Unaudited)
                        Three Months Ended September 30,

                                                  2006                2005
                                                  ----                ----

Revenues                                     $       63,000     $       196,000
                                             -----------------------------------

Costs and expenses:
   Cost of sales                                    272,000             372,000
   Research and development                         471,000             643,000
   General and administrative expenses              761,000             498,000
                                             -----------------------------------

   Total costs and expenses                       1,504,000           1,513,000
                                             -----------------------------------

   Loss from operations                          (1,441,000)         (1,317,000)
                                             -----------------------------------

Other income (expense):
   Related party interest income                      2,000               1,000
   Interest and other income                          3,000               9,000
   Gain on extinguishment of debt                    26,000                   -
   Interest expense                                (525,000)           (440,000)
   Series B preferred stock interest
     expense                                     (4,015,000)         (2,841,000)
                                             -----------------------------------

   Total other income (expense)                  (4,509,000)         (3,271,000)
                                             -----------------------------------

Loss before income taxes                         (5,950,000)         (4,588,000)

Income tax benefit                                        -                   -
                                             -----------------------------------

Net loss                                     $   (5,950,000)    $    (4,588,000)
                                             ===================================


Net loss per share - basic and diluted       $        (0.04)    $         (0.04)
                                             ===================================

Weighted average number of common shares
   outstanding - basic and diluted              144,796,000         127,240,000
                                             ===================================





     See accompanying notes to condensed consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                        Three Months Ended September 30,

                                                   2006               2005
                                                   ----               ----
Cash flows from operating activities:
   Net loss                                  $   (5,950,000)    $    (4,588,000)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization expense          46,000              39,000
      Common stock issued for interest
        expense                                     101,000              10,000
      Common stock issued for services                9,000              20,000
      Stock options issued for interest
        expense                                      37,000             145,000
      Stock options issued for services               2,000              30,000
      Stock-based compensation                      237,000                   -
      Interest expense accrued on Series B
        preferred stock                           4,015,000           2,841,000
      Interest expense on put option
        liability                                         -              19,000
      Gain on extinguishment of debt                (24,000)                  -
      Interest income on related party notes
        receivable                                   (1,000)             (1,000)
      (Increase) decrease in:
         Accounts receivable                      1,212,000              19,000
         Inventories                               (975,000)             56,000
      Increase (decrease) in:
         Accounts payable                          (293,000)             84,000
         Accrued expenses                           489,000             348,000
         Deferred revenue                           142,000              97,000
                                             -----------------------------------

   Net cash used in operating activities           (953,000)           (881,000)
                                             -----------------------------------

Cash flows from investing activities:
   Purchase of property and equipment               (31,000)            (36,000)
   Issuance of related party notes receivable             -              (7,000)
   Payments of related party notes receivable         2,000                   -
                                             -----------------------------------

   Net cash used in investing activities            (29,000)            (43,000)
                                             -----------------------------------

Cash flows from financing activities:
   Increase in bank overdraft                       118,000              33,000
   Increase in bank overdraft line of credit         49,000                   -
   Proceeds from the issuance of debt             1,443,000             160,000
   Repayment of debt                               (671,000)            (49,000)
   Proceeds from the issuance of common
     stock and stock options                         55,000             728,000
   Payment of finders' compensation on
     issuance of common stock                        (5,000)            (11,000)
                                             -----------------------------------

   Net cash provided by financing activities        989,000             861,000
                                             -----------------------------------

Net increase (decrease) in cash                       7,000             (63,000)
Cash, beginning of period                             4,000              70,000
                                             -----------------------------------

Cash, end of period                          $       11,000     $         7,000
                                             ===================================


     See accompanying notes to condensed consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                Three Months Ended September 30, 2006 (Unaudited)



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

         The unaudited condensed consolidated financial statements include the accounts of the Company and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2006, the results of operations for the three months ended September 30, 2006 and 2005, and cash flows for the three months ended September 30, 2006 and 2005. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2007.

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

         At September 30, 2006, the Company had total current liabilities of $67,290,000 and current assets of $1,515,000, resulting in a working capital deficiency of $65,775,000. Included in current liabilities and the working capital deficiency at September 30, 2006 is a total of $50,236,000 in Series B Preferred Stock obligations that are payable on January 1, 2007, the current maturity date. The projected total Series B Preferred Stock obligation at January 1, 2007, including a $10.7 million obligation related to new shares of Series B Preferred Stock, is approximately $54.6 million. In order to repay this obligation in full or in part when due, the Company will be required to raise significant capital from other sources. Alternatively, the Company will be required to negotiate an extension of the Series B Preferred Stock maturity date, as it has accomplished in the past. There is no assurance that the Company will be successful in these endeavors.

         The Company's continuation as a going concern is dependent on attaining profitable operations, obtaining additional outside financing and/or restructuring its debt obligations, including its Series B Preferred Stock. The Company has funded losses from operations in first three months of the current fiscal year primarily from the issuance of debt, and the sale of the Company's restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                Three Months Ended September 30, 2006 (Unaudited)



         The DARPA contract has been a significant source of revenues. The Company believes that its share of revenues from Phase One of the contract, currently estimated at approximately $4.3 million ($2,350,000 recognized through September 30, 2006), will continue to be the largest source of revenues in the short term, and will have a positive impact on cash flows from operations. However, the Company will be required to add personnel and make other significant purchases to meet its obligations under this contract, which may result in a low or negative profit margin realized on the DARPA contract and reduced cash flows from operations.

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

         o The Company continues to incur research and development expenditures related to fully assembled SparrowHawk gyroplane derivatives and to potential applications of the Company's technology to vertical take-off and landing military aircraft, runway independent short-haul airliners and other aircraft.

         o Marketing and sales efforts continue, but the number of SparrowHawk kits sold is below expectations, due in part to lack of funding to finalize product development and to pay for increased sales and marketing efforts.

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

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                Three Months Ended September 30, 2006 (Unaudited)


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

         The Company recognizes revenue on this contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA. At that time, DARPA will instruct the Company to submit an invoice for payment for the respective milestone at the amounts specified in the contract. Contract-related expenses incurred by the Company for each milestone of the contract, including its own labor, travel, supplies and other costs, and the costs of subcontractors and consultants, will be deferred and expensed to cost of sales as the contract revenue for the milestone is recognized. Through September 30, 2006, the Company completed the first three milestones of Phase One of the DARPA contract and recognized revenues of $2,350,000, all recognized in the fiscal year ended June 30, 2006. Costs of the contract related to subsequent milestones of approximately $977,000 were deferred and included in work-in-process inventories at September 30, 2006. See
Note 14.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                Three Months Ended September 30, 2006 (Unaudited)



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

         The calculation of the weighted average number of common shares outstanding excludes common shares that have been issued as collateral for certain notes payable to related parties. These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time. The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full. At September 30, 2006, the Company had issued 5,350,000 shares of common stock as collateral.

Note 4:  Reclassifications

         Certain amounts in the financial statements for the three months ended September 30, 2005 have been reclassified to conform to the current period presentation.

Note 5:  Stock Based Compensation

         Prior to July 1, 2006, as permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, the Company accounted for its stock option awards following the recognition and measurement principles of Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation expense was reflected in the Company's consolidated statements of operations as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that time.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share Based Payments. This statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and requires companies to measure the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards and to recognize the compensation expense over the requisite service period during which the awards are expected to vest.

         Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, the Company recorded compensation expense on a straight-line basis for the three months ended September 30, 2006, for: (a) the vesting of options granted prior to July 1, 2006 (based on the grant-date fair

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                Three Months Ended September 30, 2006 (Unaudited)



value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted on or subsequent to July 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)). In accordance with the modified prospective application method, results for the three months ended September 30, 2005 have not been restated.

         The stock-based compensation expense for the three months ended September 30, 2006 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

          Cost of sales                                         $        36,000
          Research and development                                      138,000
          General and administrative                                     63,000
                                                                ----------------

          Total stock-based compensation expense realized
             and increase in net loss                           $       237,000
                                                                ================

          Impact on basic loss per common share                 $         (0.00)
                                                                ================

          Impact on diluted loss per common share               $         (0.00)
                                                                ================

         There was no stock compensation expense capitalized during the three months ended September 30, 2006.

         During the three months ended September 30, 2006, options to purchase 5,975,000 shares of the Company's common stock were issued to the Company's employees, with exercise prices ranging from $0.14 to $0.25 per share, and options to purchase 1,446,500 shares of the Company's common stock were issued to lenders and purchasers of the Company's common stock, with an exercise price of $0.20 per share. The following table summarizes the stock option activity during the three months ended September 30, 2006:

                                       Weighted     Weighted Average   Aggregate
                                       Average          Remaining      Intrinsic
                          Options    Exercise Price    Contract Term     Value
                      ------------- --------------- ------------------ ---------

Outstanding at
  June 30, 2006        99,011,502       $ 0.37
Granted                 7,421,500         0.23
Exercised                       -            -
Cancelled                (225,000)        0.33
Expired                (7,303,408)        0.33
                      -------------

Outstanding at
  September 30, 2006    98,904,594        0.36          2.29            $ 90,500
                      =============

Options vested and
   exercisable at
   September 30, 2006   75,646,264        0.36          1.58            $ 87,500
                      =============

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                Three Months Ended September 30, 2006 (Unaudited)



         The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company's closing stock price of $0.16 as of September 30, 2006, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

         As of September 30, 2006, the total future compensation cost related to non-vested stock-options not yet recognized in the condensed consolidated statements of operations was $1,473,000, and the weighted average period over which these awards are expected to be recognized was 2.56 years.

         Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123 (R). The following pro-forma information is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the three months ended September 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation prior to July 1, 2006:


          Net loss as reported                                  $    (4,588,000)
          Deduct:
            Total stock-based employee compensation
              expense determined under fair value based
              method                                                   (694,000)
                                                                ----------------

          Pro forma net loss                                    $    (5,282,000)
                                                                ================

          Basic and diluted loss per share:
               As reported                                      $         (0.04)
                                                                ================
                Pro forma                                       $         (0.04)
                                                                ================

Note 6:  Recent Accounting Pronouncements

         The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for the fiscal year of adoption. The Company adopted FIN 48 on July 1, 2007, with no resulting material impact on the consolidated financial statements of the Company.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                Three Months Ended September 30, 2006 (Unaudited)



         The FASB has issued SFAS Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The Company adopted SFAS No. 154 on July 1, 2006, with no resulting material impact on the consolidated financial statements of the Company.

         The FASB has issued SFAS Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The Company adopted SFAS No. 158 on June 30, 2007, and the adoption of the new accounting standard did not result in a material impact on the consolidated financial statements of the Company since the Company currently does not sponsor the defined benefit pension or postretirement plans within the scope of the standard.

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


Note 7:  Inventories:

         Inventories consisted of the following at September 30, 2006:

         Raw materials and parts                                $       312,000
         Work-in-process                                              1,100,000
         Finished good                                                    6,000
                                                                ----------------

         Total                                                  $     1,418,000
                                                                ================

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                Three Months Ended September 30, 2006 (Unaudited)



         Included in work-in-process inventories at September 30, 2006 was $977,000 related to the DARPA contract.

Note 8:  Accrued Expenses:

         Accrued expenses reported as current liabilities consisted of the following at September 30, 2006:

         Related party interest                                 $     3,900,000
         Compensation, related taxes and benefits                       677,000
         Interest                                                       506,000
         Consulting fees                                                 92,000
         Finders' compensation                                           32,000
         Royalties to related parties                                    19,000
         Other                                                           72,000
                                                                ----------------

         Total                                                  $     5,298,000
                                                                ================

         Accrued related party interest payable is comprised of interest expense payable on notes payable to related parties, consisting primarily of stockholders of the Company.

         Royalty payments totaling 1% of the gross sales price of gyroplanes are to be paid to the Company's founders, David and Jay Groen. Through September 30, 2006, royalties payable totaled $9,500 to each of these individuals, which amounts are accrued as a component of cost of sales in the condensed consolidated statements of operations.

         Long-term accrued expenses consisted of the following at September 30, 2006:


         Deferred compensation                                  $     3,734,000
         Accrued payroll taxes on deferred compensation                 151,000
         Accrued interest on deferred compensation                      317,000
                                                                ----------------

         Total                                                  $     4,202,000
                                                                ================

         The deferred compensation is payable to twelve officers and directors of the Company, with amounts originating from fiscal year 1998 through the current fiscal year. In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary. The terms of the Company's Series B 15% Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B 15% Preferred Stock have been paid in full. Absent payment restrictions related to outstanding Series B 15% Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company's Board of Directors. Through September 30, 2006, the Board of Directors has not

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                Three Months Ended September 30, 2006 (Unaudited)



authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company's outstanding financing agreements and would be prudent in light of the Company's financial condition and availability of cash. In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum. The accrual of interest was permanently discontinued on July 1, 2004. The deferred compensation and related accrued payroll taxes and interest payable are classified as long-term liabilities at September 30, 2006 as the Company does not anticipate payment of any of these amounts in the next twelve months.

Note 9:  Debt

         Included in short-term notes payable at September 30, 2006 are notes payable to vendors and others totaling $559,000, substantially all of which are technically in default. The Company continues ongoing negotiations with certain of the vendors and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

         Substantially all related party notes payable and related party long-term debt at September 30, 2006 are payable to stockholders of the Company who are considered related parties. The Company is also delinquent in making payments on related party notes payable totaling $2,486,000.

         The Company is also delinquent on making payments of accrued interest payable on debt of $901,000, of which $483,000 is payable to related parties.

Note 10:  Dealer Deposits

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

Note 11:  Preferred Stock

         The Company has authorized 200,000,000 shares of preferred stock having no par value. There are four series of preferred stock with 50,000,000 shares authorized within each series. The rights, terms and preferences of preferred

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                Three Months Ended September 30, 2006 (Unaudited)



stock are set by the Board of Directors. As of September 30, 2006, the Board of Directors has set rights, terms and preferences of Series A and Series B Preferred Stock for issue.

         Series A Convertible Preferred Stock

         As of September 30, 2006, 1,400,000 shares of Series A Convertible Preferred Stock were issued and outstanding, 900,000 shares held by David Groen, President and Chief Executive Officer, and 500,000 shares held by Jay Groen, Chairman of the Board of Directors (see, however, Note 14 regarding a redistribution of these shares necessitated by the passing of Jay Groen). The rights, terms and preferences of the Series A Convertible Preferred Stock are summarized as follows:

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

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                Three Months Ended September 30, 2006 (Unaudited)



         Series B 15% Preferred Stock

         At September 30, 2006, there were 42,313 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock (the "Series B 15% Preferred Stock") outstanding. The rights, terms, and preferences of the outstanding preferred shares, as amended, are as follows:

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

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                Three Months Ended September 30, 2006 (Unaudited)



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

         Included in the periodic interest expense on the Series B 15% Preferred Stock is the accretion of the $10,700,000 obligation to issue 10,700 shares of additional Series B 15% Preferred Stock on January 1, 2007, calculated on the interest method. The cumulative accretion of this obligation is recorded as a current liability of $7,923,000 in the Company's condensed consolidated balance sheet as of September 30, 2006.

         As a result of amendments to the features of the Series B 15% Preferred Stock, if the Company is successful in raising the levels of funding that it requires to bring its debt obligations current, fund its planned operations, and complete aircraft certification requirements for its Hawk 4 gyroplane, significant portions of this funding may be required to make redemption payments on the Series B 15% Preferred Stock in advance of the January 1, 2007 maturity date. At September 30, 2006, the recorded value of the Series B 15% Preferred Stock was $42,313,000, which was recorded as a current liability.

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

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                Three Months Ended September 30, 2006 (Unaudited)



Note 12:  Stockholders' Equity

         During the three months ended September 30, 2006, the Company issued a total of 1,665,515 shares of its restricted common stock, primarily to accredited investors in transactions exempt from registration. These shares were issued at prices ranging from $0.14 to $0.20 per share through private placement offerings in reliance upon the exemption from registration contained in Rule 506 of Regulation D. The prices per share recorded in these equity transactions approximated the quoted market price of the Company's common stock. The shares were issued for the following consideration: 275,000 shares for cash of $55,000; 204,500 shares in payment of accrued expenses of $40,000; 57,650 shares in payment of services of $9,000; 678,365 shares in payment of interest expense of $101,000; 300,000 shares to purchase property and equipment of $45,000; and 150,000 shares in reduction of stock deposits of $30,000. In addition, total finders' compensation on the sale of common stock totaled $2,000. The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

         During the three months ended September 30, 2006, the Company issued options to purchase a total of 7,421,500 shares of common stock: 446,500 options to investors in connection with the sale of common stock of the Company with an exercise price of $0.20 per share exercisable for periods of 1 to 2 years; 1,000,000 options as a loan fee or interest expense to a lender with an exercise prices of $0.20 per share exercisable for a period of 2 years; and 5,975,000 options to employees with exercise prices of $0.14 to $0.25 per share exercisable for a period of 5 to 7 years (granted under the Company's employee stock option plan for which a Form S-8 registration statement has been filed).

         The Company estimated the value of the 1,000,000 options issued to the lender at $40,000 using the Black-Scholes option pricing model, and charged this amount to interest expense. In addition, the Company reduced interest expense by $3,200 on 3,200,000 variable stock options during the three months ended September 30, 2006 using the Black-Scholes option pricing model.

         The Company has issued shares of its common stock as collateral for certain notes payable to related parties. These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time. The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full. As of September 30, 2006, Company had issued 5,350,000 shares of common stock as collateral.

Note 13:  Supplemental Statement of Cash Flows Information

         During the three months ended September 30, 2006, the Company had the following non-cash investing and financing activities:

         o Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $3,000.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                Three Months Ended September 30, 2006 (Unaudited)



         o Issued 300,000 shares of common stock to acquire property and equipment of $45,000.

         o Issued 204,500 shares of common stock in payment of accrued expenses of $40,000.

         o Increased accrued expenses and decreased common stock by $2,000 for accrued finders' compensation.

         o Issued 150,000 shares of common stock in reduction of stock deposits of $30,000.

         o Decreased accrued interest payable and increased debt by $113,000 for accrued interest payable added to debt principal.

         o Acquired property and equipment through the issuance of accounts payable of $36,000.

         o Increased property and equipment and decreased inventories by $6,000 for work-in progress inventories transferred to construction-in-progress.

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

         Cash paid for interest expense was $49,000 and $23,000 for the three months ended September 30, 2006 and 2005, respectively.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                Three Months Ended September 30, 2006 (Unaudited)



         No payments of income taxes were made during the three months ended September 30, 2006 and 2005.

Note 14:  Subsequent Events

         On November 8, 2006, the Company received approval for the completion of the fourth milestone of Phase One of the DARPA contract, and submitted its invoice to DARPA for $1,400,000.

         The Company has announced the death on October 9, 2006 of H. Jay Groen, the Chairman of the Company's Board of Directors. Mr. Groen's death necessitated a division of the 500,000 shares of Series A Convertible Preferred Stock owned by him.

         On November 17, 2006, the Company amended and restated its Articles of Incorporation to change the terms of its Series A Convertible Preferred Stock related to the division of the Series A Convertible Preferred Shares upon the death or permanent incapacity of a holder of the Series A Convertible Preferred Stock. The amended terms are as follows:

              "Upon the death or permanent incapacity of a holder of Series A Convertible Preferred Stock, all shares held by such holder will be divided equally between the then existing members of the Company's Board of Directors and the holder's survivor(s) (if more than one person, treated collectively as one person)."

         Pursuant to these amended terms, the 500,000 shares of Series A Convertible Preferred Stock previously held by Jay Groen were distributed 125,000 shares to his surviving spouse and 125,000 shares each to David Groen, Dennis Gauger and Robin Wilson, members of the Company's Board of Directors.

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

         During the first quarter of fiscal year 2003, the Company suspended the flight testing of the Hawk 4 at its Buckeye facility in Arizona due to the lack of sufficient financial resources necessary to complete commercial certification. Further development toward commercial certification of the Hawk 4 has been deferred pending the receipt of required funding. The Company's business plan for the Hawk 4 is now oriented toward offering this aircraft in its already well tested form to the US government, and to governments of friendly countries. This would give the Company the opportunity to receive revenues ahead of FAA certification, and as a result, to reduce the need for funding to permit the start of production of the Hawk 4. The Company is confident that the safety, reliability, maneuverability and low operating cost of the Hawk 4 will permit it to perform competitively with helicopters (and airplanes) for many missions requiring low, slow flight, but without the requirement for a runway for take-off or landing. The Company is currently in discussions with foreign investors relating to potential funding of Hawk 4 certification, although there is no assurance that the Company will be successful in obtaining such funding.

         The Company has received significant deposits on aircraft from the Company's authorized dealers in anticipation of full-scale production of the Hawk 4. These dealer deposits are recorded as a long-term liability in the Company's condensed consolidated balance sheet.

         Subsequent to 2003, the Company's operating focus has been directed to the final development of the two-seat piston engine powered SparrowHawk, which it has designed and now manufactures and sells through its American Autogyro arm. Through the date of this filing, 32 dealerships had been established, 25 in the United States and 7 internationally, with the dealership in the Philippines established in the current quarter. Sales representatives have also been appointed in Korea and India to present the capabilities of the SparrowHawk for civil use to government agencies in those countries. In addition, the Company developed and continues to sell modification kits designed to improve in-flight stability and safety for another manufacturer's kit gyroplane. In December 2005, the Company announced the introduction of its improved SparrowHawk model, the SparrowHawk II. SparrowHawk II offers improved performance, added comfort and robustness, and greatly eases the effort, and reduces the time, needed by the customer to build the aircraft. All aircraft kits now being delivered are manufactured to the SparrowHawk II standard.

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

         The Company began deliveries of SparrowHawk kits during the third quarter of its fiscal year ended June 30, 2004, recording initial revenues from this aircraft in the fourth quarter of fiscal year 2004. The Company has received substantial advance payments from dealers and customers on SparrowHawk gyroplane kit orders during the past several quarters, which have been recorded as deferred revenue. Additional revenues have also been received from the sale of SparrowHawk parts and accessories, modification kits, flight training and from contract manufacturing. However, revenues from flight training and contract manufacturing have not been, and are not projected to be, significant to the Company.

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

         Through September 30, 2006, the Company completed the first three milestones of Phase One of the DARPA contract and recognized revenues of $2,350,000, all recognized in the fiscal year ended June 30, 2006. Costs of the contract related to subsequent milestones of approximately $977,000 were deferred and included in work-in-process inventories at September 30, 2006. On November 8, 2006, the Company received approval for the completion of the fourth milestone of Phase One of the DARPA contract, and submitted its invoice to DARPA for $1,400,000.

         The Heliplane gyrodyne represents the possible model for the next generation rotor wing aircraft, meeting economy and performance goals not considered achievable by any other type of VTOL aircraft. As the Company's gyrodyne technology is scalable to much larger aircraft, it has potential applications for both heavy lift, high speed VTOL military aircraft and for runway independent commercial airliners. The Company has been actively engaged in discussions with government agencies and potential aerospace strategic partners in this country with respect to military and commercial gyrodyne and gyroplane applications, and in Europe, India, Philippines and China with respect to commercial gyroplane applications.

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

         At September 30, 2006, the Company had total current liabilities of $67,290,000 and current assets of $1,515,000, resulting in a working capital deficiency of $65,775,000. Included in current liabilities and the working capital deficiency at September 30, 2006 is a total of $50,236,000 in Series B Preferred Stock obligations that are payable on January 1, 2007, the current maturity date. The projected total Series B Preferred Stock obligation at January 1, 2007, including a $10.7 million obligation related to new shares of Series B Preferred Stock, is approximately $54.6 million. In order to repay this obligation in full or in part when due, the Company will be required to raise significant capital from other sources. Alternatively, the Company will be required to negotiate an extension of the Series B Preferred Stock maturity date, as it has accomplished in the past. There is no assurance that the Company will be successful in these endeavors.

         The Company's continuation as a going concern is dependent on attaining profitable operations, obtaining additional outside financing and/or restructuring its debt obligations, including its Series B Preferred Stock. The Company has funded losses from operations in first three months of the current fiscal year primarily from the issuance of debt, and the sale of the Company's restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.

         The DARPA contract has been a significant source of revenues. The Company believes that its share of revenues from Phase One of the contract, currently estimated at approximately $4.3 million ($2,350,000 recognized through September 30, 2006), will continue to be the largest source of revenues in the short term, and will have a positive impact on cash flows from operations. However, the Company will be required to add personnel and make other significant purchases to meet its obligations under this contract, which may result in a low or negative profit margin realized on the DARPA contract and reduced cash flows from operations.

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

         o The Company continues to incur research and development expenditures related to fully assembled SparrowHawk gyroplane derivatives and to potential applications of the Company's technology to vertical take-off and landing military aircraft, runway independent short-haul airliners and other aircraft.

         o Marketing and sales efforts continue, but the number of SparrowHawk kits sold is below expectations, due in part to lack of funding to finalize product development and to pay for increased sales and marketing efforts.

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

Results of Operations

         Revenues

         The Company's consolidated revenues are comprised of the following:

                                              Three Months Ended September 30,
                                                  2006               2005
                                             -----------------------------------

          Government contract                $            -     $             -
          SparrowHawk kits and parts                 45,000             179,000
          Flight training                            10,000              17,000
          Other operating                             8,000                   -
                                             -----------------------------------

          Total                              $       63,000     $       196,000
                                             ===================================

         Total revenues decreased to $63,000 in the three months ended September 30, 2006 from $196,000 in the three months ended September 30, 2005 primarily due to the decrease in sales of SparrowHawk kits and parts.

         The Company did not report any government contract revenues in either the three months ended September 30, 2006 or the three months ended September 30, 2005. The Company did not complete the $1.4 million fourth milestone of Phase One of the DARPA contract until November 2006. The Company had no government contracts in the three months ended September 30, 2005. The Company recognizes revenue on the DARPA contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA. At that time, DARPA instructs the Company to submit an invoice for payment for the respective milestone at the amount specified in the contract.

         Revenues from the sale of SparrowHawk kits and parts decreased to $45,000 in the three months ended September 30, 2006 from $179,000 in the three months ended September 30, 2005. The decrease in these revenues resulted from the Company delivering one complete SparrowHawk kit during the first three months of the current fiscal year compared to five complete SparrowHawk kits during the first three months of the prior fiscal year. In December 2005, the Company announced the introduction of its improved SparrowHawk model, the SparrowHawk II. Several modifications were made to the aircraft to add comfort and robustness, improve ease of effort, and reduce the time needed by the customer to build the aircraft. However, these modifications required substantial time, and the Company has experienced a delay in delivery of kits manufactured to the SparrowHawk II standard and a decrease in the sale of parts. The decrease in revenues from the sale of SparrowHawk kits and parts resulting from a lower volume of kits sold was partially offset in the current fiscal year by an overall increase in the sales price per kit.

         At September 30, 2006, advance deposits recorded as deferred revenue and collected over the past several quarters of $772,000 from customers and dealers principally for SparrowHawk kits, have contributed to operating cash flow. The Company recognizes revenues on the sale of SparrowHawk kits when a complete kit has been delivered and the collection of the remaining purchase price is reasonably assured.

         While significantly less in dollar amount, the Company anticipates that flight training and other operating revenue, consisting of dealer fees, sales of research and development parts, and other, will continue to contribute to Company cash flow.

         Costs and Expenses

         Comparing the three months ended September 30, 2006 to the three months ended September 30, 2005, cost of sales decreased to $272,000 from $372,000, primarily due to the Company delivering less SparrowHawk kits in the current fiscal year as discussed above. The decrease in cost of sales in the first three months of the current fiscal year was partially offset by a charge of $36,000 in stock-based compensation resulting from the Company's adoption of FAS 123(R) on July 1, 2007.

         The Company continues to experience a negative gross profit on the SparrowHawk kits because of the nonrecurring and "learning curve" costs that are normally experienced in the introductory production of a new product and due to lower than expected sales volume. Ongoing improvements to the design and packaging of the kits, including the introduction of the SparrowHawk II, also contributes to negative margins on the sale of SparrowHawk kits. The Company anticipates that as the Company improves its manufacturing capabilities and increases its sales efforts, the negative gross profit on sales will narrow in fiscal year 2007, but may not turn positive. In addition, only nominal gross margin is realized on the sale of modification kits and on flight training. All costs of incomplete SparrowHawk kits delivered as of September 30, 2006 have been deferred and included in work-in-process inventories.

         There was no cost of sales for government contracts during the three months ended September 30, 2006 or the three months ended September 30, 2005. Contract-related expenses incurred by the Company for each milestone of the DARPA contract, including its own labor, travel, supplies and other costs, and the costs of subcontractors and consultants, are deferred and expensed to cost of sales as the contract revenue for the milestone is recognized. Costs of the contract of approximately $977,000 related to incomplete milestones were deferred and included in work-in-process inventories at September 30, 2006.

         Comparing the three months ended September 30, 2006 to the three months ended September 30, 2005, research and development expenses decreased to $471,000 from $643,000. The decrease in research and development expenses in the first three months of the current fiscal year is due primarily to the utilization of engineering and other resources for the DARPA contract whereas these resources were utilized in research and development activities in the first quarter of the prior fiscal year. The decrease in research and development expenses in the first three months of the current fiscal year was partially offset by a charge of $138,000 in stock-based compensation resulting from the Company's adoption of FAS 123(R) on July 1, 2007. Ongoing research and development activities include the development of opportunities for subcontract opportunities with industry partners, variations to the SparrowHawk, fully assembled SparrowHawk gyroplane derivatives, potential applications of the Company's technology to heavy lift vertical take-off military aircraft, runway independent short-haul airliners and other aircraft, including government contract opportunities.

         Comparing the three months ended September 30, 2006 to the three months ended September 30, 2005, general and administrative expenses increased to $761,000 from $498,000. The increase in general and administrative expenses in the first three months of the current fiscal year is due to addition of support and administrative personnel, increases in compensation for current personnel and a charge of $63,000 in stock-based compensation resulting from the Company's adoption of FAS 123(R) on July 1, 2007.

         Other Income and Expenses

         Comparing the three months ended September 30, 2006 to the three months ended September 30, 2005, related party interest income increase to $2,000 from $1,000 due to new related party notes receivable issued in the prior fiscal year.

         Comparing the three months ended September 30, 2006 to the three months ended September 30, 2005, interest and other income decreased to $3,000 from $9,000 due to a decrease in the current fiscal year in interest income earned on the Company's bank deposits and other miscellaneous sources. The Company also realized a gain on extinguishment of debt of $26,000 in the first three months of the current fiscal year, with no such gain realized in the first three months of the prior fiscal year.

         Interest expense for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 increased to $525,000 from $440,000. The Company incurred net additional debt of $772,000 during the first three months of the current fiscal year. In addition, additional interest expense was incurred in the first three months of the current fiscal year for the value of stock and stock options issued to lenders in connection with new debt or debt extensions.

         Comparing the three months ended September 30, 2006 to the three months ended September 30, 2005, Series B Preferred Stock interest expense increased to $4,015,000 from $2,841,000. Dividends on the Series B Preferred Stock, which are recorded as interest expense, have been "paid in kind" with additional shares of Series B Preferred Stock. As a result, the number of shares on which the interest expense is computed has continued to increase. The interest expense in the three months ended September 30, 2006 was also increased for the accretion of the future obligation to issue additional shares of Series B Preferred Stock on January 1, 2007, the maturity date.

         Net Loss

         During the three months ended September 30, 2006, the Company continued to record losses as it continued work on the DARPA contract, progressed toward full marketing and manufacturing of the SparrowHawk gyroplane kit, and continued research and development activities on SparrowHawk gyroplane derivatives and other applications of the Company's gyroplane technology. For the three months ended September 30, 2006, the loss from operations was $1,441,000 compared to the loss from operations of $1,317,000 for the three months ended September 30, 2005. The increase in the loss from operations in the current fiscal year resulted from continued negative gross margins on lower SparrowHawk revenues, increases in general and administrative expenses and, offset by the decrease in research and development expenses, as described above.

         The net loss for the three months ended September 30, 2006 was $5,950,000 compared to $4,588,000 for the three months ended September 30, 2005. The increase in the net loss in the current fiscal year resulted primarily from decreases in revenues and increase in interest expense and Series B Preferred Stock interest expense, as described above.

Liquidity and Capital Resources

         Series B Preferred Stock Obligation

         As previously discussed, at September 30, 2006, the Company had total current liabilities of $67,290,000 and current assets of $1,515,000, resulting in a working capital deficiency of $65,775,000. Included in current liabilities and the working capital deficiency at September 30, 2006 is a total of $50,236,000 in Series B Preferred Stock obligations that are payable on January 1, 2007, the current maturity date. The projected total Series B Preferred Stock obligation at January 1, 2007, including a $10.7 million obligation related to new shares of Series B Preferred Stock, is approximately $54.6 million. In order to repay this obligation in full or in part when due, the Company will be required to raise significant capital from other sources. Alternatively, the Company will be required to negotiate an extension of the Series B Preferred Stock maturity date, as it has accomplished in the past. There is no assurance that the Company will be successful in these endeavors.

         On October 11, 2005, the holders of the Series B 15% Preferred Stock ("Series B Holders") extended the redemption date of the Series B 15% Preferred Stock from October 31, 2005 to January 1, 2007. The Company amended its Articles of Incorporation on October 11, 2005 to reflect the modification to the redemption date. The Series B 15% Preferred Stock has been reported as a current liability of $42,313,000 in the consolidated balance sheet as of September 30, 2006 because of the pending redemption date of January 1, 2007.

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

         The cumulative accretion of the obligation to issue additional shares of Series B Preferred Stock is also recorded as a current liability of $7,923,000 in the Company's condensed consolidated balance sheet as of September 30, 2006.

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

         In the face of continuing fund-raising difficulties, in fiscal years 2002 and 2003, the Company successfully approached many of its principal vendors requesting that they accept extensions of payments beyond their normal terms. As a result, the Company is servicing much of its pre-November 2001 obligations to vendors utilizing a combination of repayment plans, which include monthly payments for smaller vendor liabilities and promissory notes for larger vendor liabilities. The Company has also paid in full several of these obligations. As of September 30, 2006, the Company was delinquent in making payments on substantially all remaining promissory notes to vendors and to other unrelated party lenders, which totaled $559,000. The Company continues ongoing negotiations with these vendors and lenders, and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action. The Company intends to repay in full all vendors and lenders, including accrued interest where applicable. The Company is also delinquent in making payments on related party notes payable totaling $2,486,000, and accrued interest payable on debt of $901,000.

         Operating, Investing and Financing Activities

         Net cash used in operating activities was $953,000 for the three months ended September 30, 2006 compared to $881,000 for the three months ended September 30, 2005, primarily due to negative gross margins on revenues, increases in general and administrative expenses and increases in inventories representing deferred costs of the DARPA contract as described above. The Company anticipates that operating costs of personnel, facilities, research and development, and sales and marketing will increase from levels reported for fiscal year 2006.

         The Company has funded losses from operations in the current fiscal year and historically primarily from the issuance of debt and the sale of the Company's restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations.

         Net cash used in investing activities for the three months ended September 30, 2006 was $29,000, comprised of the purchase of property and equipment of $31,000, offset by related party notes receivable repayments of $2,000. Net cash used in investing activities for the three months ended September 30, 2005 was $43,000 comprised of the purchase of property and equipment of $36,000 and the increase in related party notes receivable of $7,000.

         Net cash provided by financing activities was $989,000 for the three months ended September 30, 2006, comprised of an increase in bank overdraft of $118,000, an increase in bank overdraft line of credit of $49,000, a net increase in debt of $772,000 and net proceeds from the issuance of common stock of $50,000. Net cash provided by financing activities for the three months ended September 30, 2005 was $861,000, comprised of an increase in bank overdraft of $33,000, a net increase in debt of $111,000 and net proceeds from the issuance of common stock of $717,000. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses. The Company believes that its share of revenues from the DARPA contract, which are payable only upon the Company attaining several milestone objectives, will have a positive impact on cash flows from operations; however, the Company will also be required to add personnel, expand facilities and make other significant purchases to meet its obligations under this contract. There is no assurance that the Company will be successful in either raising sufficient capital or improving operations.

         On November 8, 2006, the Company received approval for the completion of the fourth milestone of Phase One of the DARPA contract, and submitted its invoice to DARPA for $1,400,000.

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

         Stock-Based Compensation - Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, the Company recorded compensation expense of $237,000 on a straight-line basis for the three months ended September 30, 2006, respectively, for: (a) the vesting of options granted prior to January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to June 30, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)). In accordance with the modified prospective application method, results for the three months ended September 30, 2005 have not been restated.

         The stock-based compensation expense for the three months ended September 30, 2006 has been allocated to the various categories of costs and expenses in a manner similar to the allocation of payroll expense. There was no stock compensation expense capitalized during the three months ended September 30, 2006. During the three months ended September 30, 2006, options to purchase 5,975,000 shares of the Company's common stock were issued to the Company's employees, with exercise prices ranging from $0.14 to $0.25 per share.

         The fair value of stock options is computed using the Black-Scholes valuation model, which model utilizes inputs that are subject to change over time, and includes assumptions made by the Company with respect to the volatility of the market price of the Company's common stock, risk-free interest rates, requisite service periods, and the assumed life and vesting of stock options and stock-based awards. As new options or stock-based awards are granted and vest, additional non-cash compensation expense will be recorded by the Company.

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

Recently Issued Accounting Pronouncements

         The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for the fiscal year of adoption. The Company adopted FIN 48 on July 1, 2007, with no resulting material impact on the consolidated financial statements of the Company.

         The FASB has issued SFAS Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The Company adopted SFAS No. 154 on July 1, 2006, with no resulting material impact on the consolidated financial statements of the Company.

         The FASB has issued SFAS Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The Company adopted SFAS No. 158 on June 30, 2007, and the adoption of the new accounting standard did not result in a material impact on the consolidated financial statements of the Company since the Company currently does not sponsor the defined benefit pension or postretirement plans within the scope of the standard.

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

Item 3.  Controls and Procedures

         (A) Evaluation of disclosure controls and procedures

         The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of September 30, 2006. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded, for the reasons described below, that the Company's disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms were not effective, as of the end of such period.

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

         (B) Changes in internal controls

         Other than as described above, during the period covered by this report, there was no change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There have been no material developments during the three months ended September 30, 2006 in the legal proceedings disclosed in the Company's previously-filed periodic reports.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the three months ended September 30, 2006, the Company issued a total of 1,665,515 shares of its restricted common stock, primarily to accredited investors in transactions exempt from registration. These shares were issued at prices ranging from $0.14 to $0.20 per share through private placement offerings in reliance upon the exemption from registration contained in Rule 506 of Regulation D. The prices per share recorded in these equity transactions approximated the quoted market price of the Company's common stock. The shares were issued for the following consideration: 275,000 shares for cash of $55,000; 204,500 shares in payment of accrued expenses of $40,000; 57,650 shares in payment of services of $9,000; 678,365 shares in payment of interest expense of $101,000; 300,000 shares to purchase property and equipment of $45,000; and 150,000 shares in reduction of stock deposits of $30,000. In addition, total finders' compensation on the sale of common stock totaled $2,000. The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

         During the three months ended September 30, 2006, the Company issued options to purchase a total of 446,500 shares of its restricted common stock to investors in connection with the sale of common stock of the Company with an exercise price of $0.20 per share exercisable for periods of 1 to 2 years, and options to purchase 1,000,000 shares of its restricted common stock as a loan fee to a lender with an exercise prices of $0.20 per share exercisable for a period of 2 years.

Item 3.  Defaults Upon Senior Securities

         The Company is current on its obligations pertaining to the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock. However, as more fully discussed under "Liquidity and Capital Resources" above, the Company is delinquent in making payments on notes payable to vendors and others totaling $559,000, notes payable to related parties totaling $2,486,000, and $901,000 of accrued interest payable on debt.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the three months ended September 30, 2006.

Item 5.  Other Information

         None.

Item 6.  Exhibits

         (a)      Exhibits (filed with this report unless indicated below):

         3.1 Fourth Restated Articles of Incorporation of Groen Brothers Aviation, Inc.

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


                               GROEN BROTHERS AVIATION, INC.


                               By: /s/ David Groen
                               David Groen, President and Chief Executive
                               Officer (Principal Executive Officer)

                               Date: November 20, 2006

                               By: /s/ Dennis P. Gauger
                               Dennis P. Gauger, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

                               Date: November 20, 2006

--------------------------------------------------------------------------------