Form 10QSB
period 2006-12-31
GROEN BROTHERS AVIATION INC /UT/
filed 2007-02-14
CIK 870743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         |X|      Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

         For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Class                                   Outstanding at February 1, 2007
--------------------------                      -------------------------------
Common Stock, No Par Value                                  154,174,298

Transitional Small Business Disclosure Format.  Yes |_|  No |X|

                          GROEN BROTHERS AVIATION, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet, December 31, 2006
            (unaudited)......................................................2

         Condensed Consolidated Statements of Operations for the
            Three Months ended December 31, 2006 and 2005 (unaudited)........3

         Condensed Consolidated Statements of Operations for the
            Six Months ended December 31, 2006 and 2005 (unaudited)..........4

         Condensed Consolidated Statements of Cash Flows for the
            Six Months ended December 31, 2006 and 2005 (unaudited)..........5

         Notes to Condensed Consolidated Financial Statements................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................22

Item 3.  Controls and Procedures............................................34


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................35

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........35

Item 3.  Defaults Upon Senior Securities....................................36

Item 4.  Submission of Matters to a Vote of Security Holders................36

Item 5.  Other Information..................................................36

Item 6.  Exhibits...........................................................36

SIGNATURES..................................................................38

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                          GROEN BROTHERS AVIATION, INC.
                Condensed Consolidated Balance Sheet (Unaudited)
                                December 31, 2006

Assets
------

Current assets:
   Cash                                                      $          159,000
   Accounts receivable                                                    5,000
   Related party accounts and notes receivable                           77,000
   Prepaid expenses                                                       3,000
   Inventories                                                        1,973,000
                                                             -------------------
   Total current assets                                               2,217,000

Property and equipment, net                                             648,000
                                                             -------------------

   Total assets                                              $        2,865,000
                                                             ===================

Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:
   Accounts payable                                          $        1,896,000
   Accrued expenses                                                   6,049,000
   Deferred revenue                                                     816,000
   Short-term notes payable                                             572,000
   Related party notes payable                                        9,684,000
   Series B 15% cumulative redeemable non-voting
      preferred stock, no par value, 50,000,000
      shares authorized, 43,899 shares issued and
      outstanding                                                    43,899,000
   Liability to issue additional shares of Series
      B 15% preferred stock                                          10,700,000
                                                             -------------------
   Total current liabilities                                         73,616,000
Long-term liabilities:
   Accrued expenses                                                   4,358,000
   Deferred revenue                                                      25,000
   Long-term debt                                                       103,000
   Related party long-term debt                                         931,000
   Dealer deposits                                                    2,145,000
                                                             -------------------

   Total liabilities                                                 81,178,000
                                                             -------------------

Stockholders' deficit:
   Series A convertible preferred stock, no par
      value, 50,000,000 shares authorized, 1,400,000
     shares issue and outstanding                                        70,000
   Common stock, no par value, 500,000,000 shares
      authorized, 152,985,656 shares issued and
      outstanding                                                    30,580,000
   Accumulated deficit                                             (108,963,000)
                                                             -------------------

   Total stockholders' deficit                                      (78,313,000)
                                                             -------------------

   Total liabilities and stockholders' deficit               $        2,865,000
                                                             ===================

     See accompanying notes to condensed consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
           Condensed Consolidated Statements of Operations (Unaudited)
                         Three Months Ended December 31,


                                                      2006             2005
                                                --------------   ---------------

Revenues                                        $    1,749,000   $      653,000
                                                --------------   ---------------

Costs and expenses:
   Cost of sales                                     2,106,000          647,000
   Research and development                            631,000          565,000
   General and administrative expenses                 497,000          439,000
                                                --------------   ---------------

   Total costs and expenses                          3,234,000        1,651,000
                                                --------------   ---------------

   Loss from operations                             (1,485,000)        (998,000)
                                                --------------   ---------------

Other income (expense):
   Related party interest income                         1,000            2,000
   Interest and other income                             3,000            6,000
   Gain on extinguishment of debt                            -          149,000
   Interest expense                                   (661,000)        (375,000)
   Series B preferred stock interest expense        (4,364,000)      (4,202,000)
                                                --------------   ---------------

   Total other income (expense)                     (5,021,000)      (4,420,000)
                                                --------------   ---------------

Loss before income taxes                            (6,506,000)      (5,418,000)

Income tax benefit                                           -                -
                                                --------------   ---------------

Net loss                                        $   (6,506,000)  $   (5,418,000)
                                                ==============   ===============


Net loss per share - basic and diluted          $        (0.05)  $        (0.04)
                                                ==============   ===============

Weighted average number of common shares
   outstanding - basic and diluted                 146,652,000       135,973,000
                                                ==============   ===============


     See accompanying notes to condensed consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
           Condensed Consolidated Statements of Operations (Unaudited)
                          Six Months Ended December 31,


                                                     2006              2005
                                                --------------   ---------------

Revenues                                        $    1,812,000   $      849,000
                                                --------------   ---------------

Costs and expenses:
   Cost of sales                                     2,378,000        1,019,000
   Research and development                          1,102,000        1,208,000
   General and administrative expenses               1,258,000          937,000
                                                --------------   ---------------

   Total costs and expenses                          4,738,000        3,164,000
                                                --------------   ---------------

   Loss from operations                             (2,926,000)      (2,315,000)
                                                --------------   ---------------

Other income (expense):
   Related party interest income                         3,000            3,000
   Interest and other income                             6,000           15,000
   Gain on extinguishment of debt                       26,000          149,000
   Interest expense                                 (1,186,000)        (815,000)
   Series B preferred stock interest expense        (8,379,000)      (7,043,000)
                                                --------------   ---------------

   Total other income (expense)                     (9,530,000)      (7,691,000)
                                                --------------   ---------------

Loss before income taxes                           (12,456,000)     (10,006,000)

Income tax benefit                                           -                -
                                                --------------   ---------------

Net loss                                        $  (12,456,000)  $  (10,006,000)
                                                ==============   ===============


Net loss per share - basic and diluted          $        (0.09)  $        (0.08)
                                                ==============   ===============

Weighted average number of common shares
   outstanding - basic and diluted                 145,724,000       131,607,000
                                                ==============   ===============




     See accompanying notes to condensed consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                          Six Months Ended December 31,


                                                     2006               2005
                                                --------------   ---------------

Cash flows from operating activities:
   Net loss                                     $  (12,456,000)  $  (10,006,000)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization expense             94,000           78,000
      Common stock issued for interest expense         180,000           41,000
      Common stock issued for services                   9,000           23,000
      Stock options issued for interest expense        168,000        1,105,000
      Stock options issued for services                124,000           49,000
      Stock-based compensation                         418,000                -
      Interest expense accrued on Series B
        preferred stock                              8,378,000        6,118,000
      Interest expense on put option liability               -           45,000
      Gain on extinguishment of debt                   (24,000)        (149,000)
      Interest income on related party notes
        receivable                                      (2,000)          (2,000)
      (Increase) decrease in:
         Accounts receivable                         1,211,000         (383,000)
         Prepaid expenses                               (1,000)               -
         Inventories                                (1,530,000)          29,000
      Increase (decrease) in:
         Accounts payable                             (134,000)         281,000
         Accrued expenses                            1,443,000          691,000
         Deferred revenue                              186,000           (9,000)
                                                --------------   ---------------

   Net cash used in operating activities            (1,936,000)      (2,089,000)
                                                --------------   ---------------

Cash flows from investing activities:
   Purchase of property and equipment                  (44,000)        (129,000)
   Issuance of related party notes receivable                -          (20,000)
   Payments of related party notes receivable            4,000                -
                                                --------------   ---------------

   Net cash used in investing activities               (40,000)        (149,000)
                                                --------------   ---------------

Cash flows from financing activities:
   Proceeds from the issuance of debt                2,866,000          445,000
   Repayment of debt                                (1,021,000)        (208,000)
   Proceeds from the issuance of common
     stock and stock options                           319,000        1,992,000
   Payment of finders' compensation on
     issuance of common stock                          (33,000)         (31,000)
                                                --------------   ---------------

   Net cash provided by financing activities         2,131,000         2,198,000
                                                --------------   ---------------

Net increase (decrease) in cash                        155,000          (40,000)
Cash, beginning of period                                4,000           70,000
                                                --------------   ---------------

Cash, end of period                             $      159,000   $       30,000
                                                ==============   ===============


     See accompanying notes to condensed consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2006 (Unaudited)


Note 1:  Organization and Basis of Presentation

         Organization and Consolidation

         The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. (the "Company") and its wholly owned subsidiary, Groen Brothers Aviation USA, Inc. ("GBA USA"), and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2006, the results of operations for the three months and six months ended December 31, 2006 and 2005, and cash flows for the six months ended December 31, 2006 and 2005. The results of operations for the three months and six months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2007.

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

         At December 31, 2006, the Company had total current liabilities of $73,616,000 and current assets of $2,217,000, resulting in a working capital deficiency of $71,399,000. Included in current liabilities and the working capital deficiency at December 31, 2006 is a total of $54,599,000 in Series B Preferred Stock obligations that were payable on January 1, 2007. The holders of the Series B Preferred Stock agreed to an extension of the maturity date to May 1, 2007 (Note 14). In order to repay this obligation in full or in part when due, the Company will be required to raise significant capital from other sources. Alternatively, the Company will be required to negotiate another extension of the Series B Preferred Stock maturity date, as it has accomplished in the past. There is no assurance that the Company will be successful in these endeavors.

         The Company's continuation as a going concern is dependent on attaining profitable operations, obtaining additional outside financing and/or restructuring its debt obligations, including its Series B Preferred Stock. The Company has funded losses from operations in the first six months of the current fiscal year primarily from the issuance of debt and the sale of the Company's restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.

         The DARPA contract has been a significant source of revenues and operating cash flow, with $3,730,000 recognized and received through December 31, 2006. The Company believes that the remaining revenues from Phase One of the contract, currently estimated at approximately $2,700,000, will continue to be the largest source of revenues in the short term, and will have a positive

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2006 (Unaudited)


impact on cash flows from operations. However, the Company has been required to add personnel, engage subcontractors, and make other significant purchases to meet its obligations under this contract, which has resulted in a negative profit margin realized on the DARPA contract and reduced cash flows from operations.

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

         The Company does not expect revenues from the sale of Hawk 4 or Hawk 5 gyroplanes will be realized until the Company completes the Federal Aviation Administration ("FAA") or equivalent international certification of the aircraft. Currently, the Company estimates that approximately $40 million and a two to three year period will be required to complete the certification. The Company is in discussions with parties that have expressed interest in funding the completion of the certification and commencing the production of the Hawk 4 or Hawk 5 gyroplanes. On December 14, 2006, the Company announced the government of Aragon, Spain signed a Memorandum of Understanding with the Company to form a joint venture to complete FAA certification, production and delivery of the

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2006 (Unaudited)


Company's Hawk 5 gyroplane. Due diligence procedures and discussions relating to the potential joint venture, and discussions with other parties are ongoing, but the Company is not in a position to conclude how likely a favorable outcome to these opportunities is. In addition, with the announcement of such a funding source, the Company believes prospects will improve to raise equity capital from other sources to fund operations and meet debt obligations. Because of ongoing research and development efforts and the projected costs of certification, the Company does not project that it will have net income or positive cash flows from Hawk 4 or Hawk 5 operations until FAA certification is obtained and sales of these gyroplanes reach planned levels.

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

         The Company recognizes revenue on this contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA. At that time, DARPA will instruct the Company to submit an invoice for payment for the respective milestone at the amounts specified in the contract. Contract-related expenses incurred by the Company for each milestone of the contract, including its own labor, travel, supplies and other costs, and the costs of subcontractors and consultants, will be deferred and expensed to cost of sales as the contract revenue for the milestone is recognized. Through December 31, 2006, the Company completed the first four milestones of Phase One of the DARPA contract and recognized revenues totaling $3,750,000, $2,350,000 recognized in the fiscal year ended June 30, 2006 and $1,400,000 recognized in the three months ended December 31, 2006. Costs of the contract related to subsequent milestones of approximately $1,399,000 were deferred and included in work-in-process inventories at December 31, 2006.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2006 (Unaudited)


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

         The calculation of the weighted average number of common shares outstanding excludes common shares that have been issued as collateral for certain notes payable to related parties. These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time. The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full. At December 31, 2006, the Company had issued 5,350,000 shares of common stock as collateral.

Note 4:  Reclassifications

         Certain amounts in the financial statements for the three months and six months ended December 31, 2005 have been reclassified to conform to the current period presentation.

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

         Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, the Company recorded compensation expense on a straight-line basis for the three months and six months ended December 31, 2006, for: (a) the vesting of options granted prior to July 1, 2006 (based on the

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2006 (Unaudited)


grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted on or subsequent to July 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)). In accordance with the modified prospective application method, results for the three months and six months ended December 31, 2005 have not been restated.

         The stock-based compensation expense has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

                                                  Three Months      Six Months
                                                     Ended            Ended
                                                  December 31,     December 31,
                                                      2006             2006
                                                --------------   ---------------

   Cost of sales                                $       26,000   $       62,000
   Research and development                            107,000          245,000
   General and administrative                           48,000          111,000
                                                --------------   ---------------

   Total stock-based compensation expense
      realized and increase in net loss         $      181,000   $      418,000
                                                ==============   ===============

   Impact on basic loss per common share        $        (0.00)  $        (0.00)
                                                ==============   ===============

   Impact on diluted loss per common share      $        (0.00)  $        (0.00)
                                                ==============   ===============

         There was no stock compensation expense capitalized during the three months and six months ended December 31, 2006.

         During the six months ended December 31, 2006, options to purchase 13,895,000 shares of the Company's common stock were issued to the Company's employees, with exercise prices ranging from $0.14 to $0.25 per share, options to purchase 1,500,000 shares were issued to consultants, with an exercise price of $0.18 per share, and options and warrants to purchase 4,443,635 shares of the Company's common stock were issued to lenders and purchasers of the Company's common stock, with exercise prices ranging from $0.20 to $0.25 per share. The following table summarizes the stock option and warrant activity during the six months ended December 31, 2006:

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2006 (Unaudited)


                                                    Weighted
                                     Weighted        Average
                                     Average        Remaining        Aggregate
                        Options   Exercise Price  Contract Term  Intrinsic Value
                     -----------  --------------  -------------  ---------------

Outstanding at
  June 30, 2006       99,011,502      $ 0.37
    Granted           19,838,635        0.20
    Exercised                  -           -
    Cancelled         (3,841,666)       0.29
    Expired          (14,948,658)       0.51
                     -----------

Outstanding at
  December 31,
  2006               100,059,813        0.32         2.52            $ 833,000
                     ===========

Options vested
  and exercisable
  at December 31,
  2006                73,943,561        0.32         1.61            $ 468,000
                     ===========

         The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company's closing stock price of $0.20 as of December 31, 2006, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

         As of December 31, 2006, the total future compensation cost related to non-vested stock-options not yet recognized in the condensed consolidated statements of operations was $2,036,000, and the weighted average period over which these awards are expected to be recognized was 2.89 years.

         Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123 (R). The following pro-forma information is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the three months and six months ended December 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation prior to July 1, 2006:

                                                 Three Months       Six Months
                                                    Ended             Ended
                                                 December 31,      December 31,
                                                    2005              2005
                                                --------------   ---------------

Net loss as reported                            $   (5,418,000)  $  (10,006,000)
Deduct:
  Total stock-based employee
    compensation expense
    determined under fair
    value based method                                (271,000)        (965,000)
                                                --------------   ---------------

Pro forma net loss                              $   (5,689,000)  $  (10,971,000)
                                                ==============   ===============

Basic and diluted loss
  per share:
     As reported                                $        (0.04)  $        (0.08)
                                                ================================
     Pro forma                                  $        (0.04)  $        (0.08)
                                                ================================

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2006 (Unaudited)


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

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes that the adoption of SFAS No. 157 will not have a material impact on its consolidated financial statements.

         In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, although early adoption is permitted. The Company does not expect the adoption of this new standard will have a material impact on its consolidated financial statements.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2006 (Unaudited)


         In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in financial years beginning after September 15, 2006. The Company does not expect the adoption of this new standard will have a material impact on its consolidated financial statements.

         The FASB has issued Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in the Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statement presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statement should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of this new accounting pronouncement had no material impact on the Company's consolidated financial statements.

Note 7:  Inventories:

         Inventories consisted of the following at December 31, 2006:

         Raw materials and parts                                 $      328,000
         Work-in-process                                              1,636,000
         Finished good                                                    9,000
                                                                 ---------------

         Total                                                   $    1,973,000
                                                                 ===============

         Included in work-in-process inventories at December 31, 2006 was $1,399,000 related to the DARPA contract.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2006 (Unaudited)


Note 8:  Accrued Expenses:

         Accrued expenses reported as current liabilities consisted of the following at December 31, 2006:

         Related party interest                                  $    4,299,000
         Compensation, related taxes and benefits                       678,000
         Interest                                                       460,000
         Consulting fees                                                478,000
         Finders' compensation                                           41,000
         Royalties to related parties                                    21,000
         Other                                                           72,000
                                                                 --------------

         Total                                                   $    6,049,000
                                                                 ==============

         Accrued related party interest payable is comprised of interest expense payable on notes payable to related parties, consisting primarily of stockholders of the Company.

         Royalty payments totaling 1% of the gross sales price of gyroplanes are to be paid to the Company's founders, David and Jay Groen. Through December 31, 2006, royalties payable totaled $10,500 to each of these individuals, which amounts are accrued as a component of cost of sales in the condensed consolidated statements of operations.

         Long-term accrued expenses consisted of the following at December 31, 2006:


         Deferred compensation                                   $    3,890,000
         Accrued payroll taxes on deferred compensation                 154,000
         Accrued interest on deferred compensation                      314,000
                                                                 ---------------

         Total                                                   $    4,358,000
                                                                 ===============

         The deferred compensation is payable to twelve officers and directors of the Company, with amounts originating from fiscal year 1998 through the current fiscal year. In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary. The terms of the Company's Series B 15% Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B 15% Preferred Stock have been paid in full. Absent payment restrictions related to outstanding Series B 15% Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company's Board of Directors. Through December 31, 2006, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2006 (Unaudited)


Company's outstanding financing agreements and would be prudent in light of the Company's financial condition and availability of cash. In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum. The accrual of interest was permanently discontinued on July 1, 2004. The deferred compensation and related accrued payroll taxes and interest payable are classified as long-term liabilities at December 31, 2006 as the Company does not anticipate payment of any of these amounts in the next twelve months.

Note 9:  Debt

         Included in short-term notes payable at September 30, 2006 are notes payable to vendors and others totaling $557,000, substantially all of which are technically in default. The Company continues ongoing negotiations with certain of the vendors and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

         Substantially all related party notes payable and related party long-term debt at December 31, 2006 are payable to stockholders of the Company who are considered related parties. The Company is also delinquent in making payments on related party notes payable totaling $3,185,000.

         The Company is also delinquent on making payments of accrued interest payable on debt of $1,010,000, of which $569,000 is payable to related parties.

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

Note 11:  Preferred Stock

         The Company has authorized 200,000,000 shares of preferred stock having no par value. There are four series of preferred stock with 50,000,000 shares authorized within each series. The rights, terms and preferences of preferred stock are set by the Board of Directors. As of December 31, 2006, the Board of Directors has set rights, terms and preferences of Series A and Series B Preferred Stock for issue.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2006 (Unaudited)


         Series A Convertible Preferred Stock

         As of December 31, 2006, 1,400,000 shares of Series A Convertible Preferred Stock were issued and outstanding

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

         The rights, terms and preferences of the Series A Convertible Preferred Stock, as amended, are summarized as follows:

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

         o Upon the death or permanent incapacity of a holder of Series A Convertible Preferred Stock, all shares held by such holder will be divided equally between the then existing members of the Company's Board of Directors and the holder's survivor(s) (if more than one person, treated collectively as one person). Upon a

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2006 (Unaudited)


              temporary mental incapacity of a holder of Series A Convertible Preferred Stock, all shares will be voted by the remaining holders of the Series A Convertible Preferred Stock until the end of the temporary incapacity.

         o The shares are non-transferable, non-assignable, and have no dividend or liquidation rights.

         Series B 15% Preferred Stock

         At December 31, 2006, there were 43,899 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock (the "Series B 15% Preferred Stock") outstanding. The rights, terms, and preferences of the outstanding preferred shares, as amended (see Note 14), are as follows:

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

         o The maturity date of the shares is defined as the first to occur of (a) May 1, 2007, (b) the occurrence of a defined "liquidation event", or (c) the date that is six months following the receipt by the Company or its affiliates of proceeds from one or more financing transactions in excess of $50 million.

         o The Company is required to make pro rata redemptions of the shares months from the date that the Company receives proceeds from certain financing transactions that exceed $20 million in the aggregate.

         On October 11, 2005, the holders of the Series B 15% Preferred Stock ("Series B Holders") extended the redemption date of the Series B 15% Preferred

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2006 (Unaudited)


Stock from October 31, 2005 to January 1, 2007. On February 14, 2007, the holders of the Series B 15% Preferred Stock further extended the redemption date to May 1, 2007 (Note 14). The October 2005 extension required the following consideration to be paid to the Series B Holders:

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

         Included in the periodic interest expense on the Series B 15% Preferred Stock is the accretion of the $10,700,000 obligation to issue 10,700 additional shares of Series B 15% Preferred Stock on January 1, 2007, calculated on the interest method. The cumulative accretion of this obligation is recorded as a current liability of $10,700,000 in the Company's condensed consolidated balance sheet as of December 31, 2006. The 10,700 additional shares of Series B 15% Preferred Stock were issued in January 2007.

         As a result of amendments to the features of the Series B 15% Preferred Stock, if the Company is successful in raising the levels of funding that it requires to bring its debt obligations current, fund its planned operations, and complete aircraft certification requirements for its Hawk 4 gyroplane, significant portions of this funding may be required to make redemption payments on the Series B 15% Preferred Stock in advance of the May 1, 2007 maturity date. At December 31, 2006, the recorded value of the Series B 15% Preferred Stock was $43,899,000, which was recorded as a current liability. Together with the obligation to issue 10,700 additional shares of Series B 15% Preferred Stock, the Company had a total of $54,599,000 in Series B Preferred Stock obligations as of December 31, 2006, now payable on May 1, 2007.

         Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," establishes standards for how an issuer classifies and

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2006 (Unaudited)


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

Note 12:  Stockholders' Equity

         During the six months ended December 31, 2006, the Company issued a total of 3,626,947 shares of its restricted common stock, primarily to accredited investors in transactions exempt from registration. These shares were issued at prices ranging from $0.15 to $0.20 per share through private placement offerings in reliance upon the exemption from registration contained in Rule 506 of Regulation D. The prices per share recorded in these equity transactions approximated the quoted market price of the Company's common stock. The shares were issued for the following consideration: 1,594,635 shares for cash of $319,000; 335,995 shares in payment of accrued expenses of $67,000; 57,650 shares in payment of services of $9,000; 1,188,667 shares in payment of interest expense of $180,000; 300,000 shares to purchase property and equipment of $45,000; and 150,000 shares in reduction of stock deposits of $30,000. In addition, total finders' compensation on the sale of common stock totaled $16,000. The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

         During the six months ended December 31, 2006, the Company issued options and warrants to purchase a total of 19,838,635 shares of common stock:
2,323,635 options to investors in connection with the sale of common stock of the Company with exercise prices of $0.20 to $0.25 per share exercisable for periods of 1 to 2 years; 2,120,000 options and warrants as a loan fee or interest expense to lenders with exercise prices of $0.20 to $0.25 per share exercisable for a period of 2 to 5 years; 1,500,000 options to consultants with an exercise price of $0.18 per share exercisable for a period of 5 years; and 13,895,000 options to employees with exercise prices of $0.14 to $0.25 per share exercisable for a period of 5 to 7 years (granted under the Company's employee stock option plan for which a Form S-8 registration statement has been filed).

         The Company estimated the total value of the 2,120,000 options and warrants issued to lenders at $94,000 using the Black-Scholes option pricing model, and charged this amount to interest expense. In addition, the Company recorded interest expense of $74,000 on 3,200,000 variable stock options during the six months ended December 31, 2006 using the Black-Scholes option pricing model. The Company estimated the value of the 1,500,000 options issued to consultants at $120,000 using the Black-Scholes option pricing model, and charged this amount to general and administrative expenses.

         The Company has issued shares of its common stock as collateral for certain notes payable to related parties. These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2006 (Unaudited)


at any time. The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full. As of December 31, 2006, Company had issued 5,350,000 shares of common stock as collateral.

Note 13:  Supplemental Statement of Cash Flows Information

         During the six months ended December 31, 2006, the Company had the following non-cash investing and financing activities:

         o Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $5,000.

         o Issued 300,000 shares of common stock to acquire property and equipment of $45,000.

         o Issued 335,995 shares of common stock in payment of accrued expenses of $67,000.

         o Increased accrued expenses and decreased common stock by $16,000 for accrued finders' compensation.

         o Issued 150,000 shares of common stock in reduction of stock deposits of $30,000.

         o Decreased accrued interest payable and increased debt by $117,000 for accrued interest payable added to debt principal.

         o Acquired property and equipment through the issuance of accounts payable of $134,000.

         o Increased property and equipment and decreased inventories by $6,000 for work-in progress inventories transferred to construction-in-progress.

         o Increased related party notes payable and decreased accounts payable by $96,000.

         During the six months ended December 31, 2005, the Company had the following non-cash investing and financing activities:

         o Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $11,000.

         o Decreased accounts receivable and increased related party notes receivable by $20,000.

         o Issued 405,093 shares of common stock to acquire property and equipment of $81,000.

                          GROEN BROTHERS AVIATION, INC.
              Notes to Condensed Consolidated Financial Statements
                 Six Months Ended December 31, 2006 (Unaudited)


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

         Cash paid for interest expense was $135,000 and $62,000 for the six months ended December 31, 2006 and 2005, respectively.

         No payments of income taxes were made during the six months ended December 31, 2006 and 2005.

Note 14:  Subsequent Events

         On February 13, 2007, the Company received the approval of the holders of the Series B Preferred Stock to extend the redemption date of the Series B Preferred Stock from January 1, 2007 to May 1, 2007. The Company amended its Articles of Incorporation on February 13, 2007 to reflect the extension of the redemption date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This management's discussion and analysis of financial condition and results of operations and other portions of this Quarterly Report on Form 10-QSB contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in the Annual Report on Form 10-KSB for the year ended June 30, 2006, filed on October 13, 2006, under the heading "Forward Looking Statements" and elsewhere. Investors should review this quarterly report on Form 10-QSB in combination with our Annual Report on Form 10-KSB in order to have a more complete understanding of the principal risks associated with an investment in our common stock. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this document.

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

         Through December 31, 2006, the Company completed the first four milestones of Phase One of the DARPA contract and recognized revenues totaling $3,750,000, $2,350,000 recognized in the fiscal year ended June 30, 2006 and $1,400,000 recognized in the three months ended December 31, 2006. Costs of the contract related to subsequent milestones of approximately $1,399,000 were deferred and included in work-in-process inventories at December 31, 2006.

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

         At December 31, 2006, the Company had total current liabilities of $73,616,000 and current assets of $2,217,000, resulting in a working capital deficiency of $71,399,000. Included in current liabilities and the working capital deficiency at December 31, 2006 is a total of $54,599,000 in Series B Preferred Stock obligations that were payable on January 1, 2007. The holders of the Series B Preferred Stock agreed to an extension of the maturity date to May 1, 2007. In order to repay this obligation in full or in part when due, the Company will be required to raise significant capital from other sources. Alternatively, the Company will be required to negotiate another extension of the Series B Preferred Stock maturity date, as it has accomplished in the past. There is no assurance that the Company will be successful in these endeavors.

         The Company's continuation as a going concern is dependent on attaining profitable operations, obtaining additional outside financing and/or restructuring its debt obligations, including its Series B Preferred Stock. The Company has funded losses from operations in the first six months of the current fiscal year primarily from the issuance of debt and the sale of the Company's restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.

         The DARPA contract has been a significant source of revenues and operating cash flow, with $3,730,000 recognized and received through December 31, 2006. The Company believes that the remaining revenues from Phase One of the contract, currently estimated at approximately $2,700,000, will continue to be the largest source of revenues in the short term, and will have a positive impact on cash flows from operations. However, the Company has been required to add personnel, engage subcontractors, and make other significant purchases to meet its obligations under this contract, which has resulted in a negative profit margin realized on the DARPA contract and reduced cash flows from operations.

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

         The Company does not expect revenues from the sale of Hawk 4 or Hawk 5 gyroplanes will be realized until the Company completes the Federal Aviation Administration ("FAA") or equivalent international certification of the aircraft. Currently, the Company estimates that approximately $40 million and a two to three year period will be required to complete the certification. The Company is in discussions with parties that have expressed interest in funding the completion of the certification and commencing the production of the Hawk 4 or Hawk 5 gyroplanes. On December 14, 2006, the Company announced the government of Aragon, Spain signed a Memorandum of Understanding with the Company to form a joint venture to complete FAA certification, production and delivery of the Company's Hawk 5 gyroplane. Due diligence procedures and discussions relating to the potential joint venture, and discussions with other parties are ongoing, but the Company is not in a position to conclude how likely a favorable outcome to these opportunities is. In addition, with the announcement of such a funding source, the Company believes prospects will improve to raise equity capital from other sources to fund operations and meet debt obligations. Because of ongoing research and development efforts and the projected costs of certification, the Company does not project that it will have net income or positive cash flows from Hawk 4 or Hawk 5 operations until FAA certification is obtained and sales of these gyroplanes reach planned levels.

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

Results of Operations

         Revenues

         The Company's consolidated revenues are comprised of the following:

                                     Three Months Ended      Six Months Ended
                                        December 31,           December 31,
                                    2006        2005       2006           2005
                                ------------------------------------------------

  Government contract           $ 1,400,000  $ 390,000  $  1,400,000  $  390,000
  SparrowHawk kits and parts        132,000    246,000       177,000     425,000
  Flight training                    16,000     16,000        26,000      33,000
  Other operating                   201,000      1,000       209,000       1,000
                                ------------------------------------------------

  Total                         $ 1,749,000  $ 653,000  $  1,812,000  $  849,000
                                ================================================

         Total revenues increased to $1,749,000 in the three months ended December 31, 2006 from $653,000 in the three months ended December 31, 2005 primarily due to the increase in government contract revenues.

         The Company completed the $1.4 million fourth milestone of Phase One of the DARPA contract in November 2006. By comparison, the Company completed the $390,000 first milestone of Phase One of the DARPA contract in December 2005. The Company recognizes revenue on the DARPA contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA. At that time, DARPA instructs the Company to submit an invoice for payment for the respective milestone at the amount specified in the contract.

         Revenues from the sale of SparrowHawk kits and parts decreased to $132,000 in the three months ended December 31, 2006 from $246,000 in the three months ended December 31, 2005. The decrease in these revenues resulted from the Company delivering four complete SparrowHawk kits during the three months ended December 31, 2006 compared to five complete SparrowHawk kits during the same period in the prior fiscal year, along with a decrease in the sale of parts in the current year.

         Revenues from the sale of SparrowHawk kits and parts decreased to $177,000 in the six months ended December 31, 2006 from $425,000 in the three months ended December 31, 2005. The decrease in these revenues resulted from the Company delivering five complete SparrowHawk kits during the six months ended December 31, 2006 compared to ten complete SparrowHawk kits during the same period in the prior fiscal year, along with a decrease in the sale of parts in the current year.

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

         At December 31, 2006, advance deposits recorded as deferred revenue and collected over the past several quarters of $816,000 from customers and dealers, principally for SparrowHawk kits, have contributed to operating cash flow. The Company recognizes revenues on the sale of SparrowHawk kits when a complete kit has been delivered and the collection of the remaining purchase price is reasonably assured.

         Other operating revenues increased to $201,000 in the three months ended December 31, 2006 from $1,000 in the three months ended December 31, 2005 and increased to $209,000 in the six months ended December 31, 2006 from $1,000 in the six months ended December 31, 2005. This increase is due primarily to the sale of research and development parts of $190,000 in the three months ended December 31, 2006. While significantly less in dollar amount, the Company anticipates that flight training and other operating revenue, consisting of dealer fees, sales of research and development parts, and other, will continue to contribute to Company cash flow.

         Costs and Expenses

         Comparing the three months ended December 31, 2006 to the three months ended December 31, 2005, cost of sales increased to $2,106,000 from $647,000. The increase is due primarily due the cost of sales recorded for the fourth milestone of Phase I of the DARPA contract of $1,683,000 in December 2006 compared to cost of sales of $281,000 recorded for the first milestone in December 2005. Other cost of sales increased to $423,000 in the three months ended December 31, 2006 from $366,000 in the three months ended December 31, 2005 primarily due to increases in the cost of sales for SparrowHawk kits as discussed below. Also contributing to the increase in cost of sales in the three months ended December 31, 2006 was a charge of $26,000 in stock-based compensation resulting from the Company's adoption of FAS 123(R) on July 1, 2007.

         Comparing the six months ended December 31, 2006 to the six months ended December 31, 2005, cost of sales increased to $2,378,000 from $1,019,000. The increase is due primarily due the cost of sales recorded for the fourth milestone of Phase I of the DARPA contract of $1,683,000 in December 2006 compared to cost of sales of $281,000 recorded for the first milestone in December 2005. Other cost of sales decreased to $695,000 in the six months ended December 31, 2006 from $738,000 in the three months ended December 31, 2005 due to a decrease in the number of SparrowHawk kits sold in the first six months of the current year. The decrease in other cost of sales for the six months ended December 31, 2006 was partially offset by increases in the cost of sales for the SparrowHawk kits as discussed below and by a charge of $62,000 in stock-based compensation resulting from the Company's adoption of FAS 123(R) on July 1, 2007.

         The Company continues to experience a negative gross profit on the SparrowHawk kits because of the nonrecurring and "learning curve" costs that are normally experienced in the introductory production of a new product and due to lower than expected sales volume. Ongoing improvements to the design and packaging of the kits, including the introduction of the SparrowHawk II, also contributes to negative margins on the sale of SparrowHawk kits. The Company anticipates that as the Company improves its manufacturing capabilities and increases its sales efforts, the negative gross profit on sales will narrow in fiscal year 2007, but may not turn positive. In addition, only nominal gross margin is realized on the sale of modification kits and on flight training. All costs of incomplete SparrowHawk kits delivered as of December 31, 2006 have been deferred and included in work-in-process inventories.

         Comparing the three months ended December 31, 2006 to the three months ended December 31, 2005, research and development expenses increased to $631,000 from $565,000, primarily due to a charge of $106,000 in stock-based compensation resulting from the Company's adoption of FAS 123(R) on July 1, 2007. Comparing the six months ended December 31, 2006 to the six months ended December 31, 2005, research and development expenses decreased to $1,102,000 from $1,208,000 due primarily to the utilization of more engineering and other resources for the DARPA contract whereas these resources were utilized in research and development activities in the first six of the prior fiscal year. The decrease in research and development expenses in the first six months of the current fiscal year was partially offset by a charge of $245,000 in stock-based compensation resulting from the Company's adoption of FAS 123(R) on July 1, 2007. Ongoing research and development activities include the development of opportunities for subcontract opportunities with industry partners, variations to the SparrowHawk, fully assembled SparrowHawk gyroplane derivatives, potential applications of the Company's technology to heavy lift vertical take-off military aircraft, runway independent short-haul airliners and other aircraft, including government contract opportunities.

         Comparing the three months ended December 31, 2006 to the three months ended December 31, 2005, general and administrative expenses increased to $497,000 from $439,000. The increase in general and administrative expenses in the three months ended December 31, 2006 is due to increases in compensation for current personnel and a charge of $48,000 in stock-based compensation resulting from the Company's adoption of FAS 123(R) on July 1, 2007. Comparing the six months ended December 31, 2006 to the six months ended December 31, 2005, general and administrative expenses increased to $1,258,000 from $937,000. The increase in general and administrative expenses in the six months ended December 31, 2006 is due to the addition of support and administrative personnel, increases in compensation for current personnel, and a charge of $111,000 in stock-based compensation resulting from the Company's adoption of FAS 123(R) on July 1, 2007.

         Other Income and Expenses

         Comparing the three months ended December 31, 2006 to the three months ended December 31, 2005, related party interest income decreased to $1,000 from $2,000 due to reductions in the principal amount of related party notes receivable in the current fiscal year. Comparing the six months ended December 31, 2006 to the six months ended December 31, 2005, related party interest income remained constant at $3,000.

         Comparing the three months ended December 31, 2006 to the three months ended December 31, 2005, interest and other income decreased to $3,000 from $6,000. Comparing the six months ended December 31, 2006 to the six months ended December 31, 2005, interest and other income decreased to $6,000 from $15,000. These decreases in the current fiscal year resulted from less interest income earned on the Company's bank deposits and other miscellaneous sources.

         The Company realized a gain on extinguishment of debt of $149,000 in the three months ended December 31, 2005, with no such gain realized in the three months ended December 31, 2006. The Company realized a gain on extinguishment of debt of $26,000 in the six months ended December 31, 2006 and $149,000 in the six months ended December 31, 2005.

         Interest expense for the three months ended December 31, 2006 compared to the three months ended December 31, 2005 increased to $661,000 from $375,000. Similarly, interest expense for the six months ended December 31, 2006 compared to the six months ended December 31, 2005 increased to $1,186,000 from $815,000. The Company incurred net additional debt of $1,845,000 during the first six months of the current fiscal year. In addition, additional interest expense was incurred in the three months and six months ended December 31, 2006 for the value of stock and stock options issued to lenders in connection with new debt or debt extensions.

         Comparing the three months ended December 31, 2006 to the three months ended December 31, 2005, Series B Preferred Stock interest expense increased to $4,364,000 from $4,202,000. Comparing the six months ended December 31, 2006 to the six months ended December 31, 2005, Series B Preferred Stock interest expense increased to $8,379,000 from $7,043,000. Dividends on the Series B Preferred Stock, which are recorded as interest expense, have been "paid in kind" with additional shares of Series B Preferred Stock. As a result, the number of shares on which the interest expense is computed has continued to increase. The interest expense in the three months and six months ended December 31, 2006 was also increased for the accretion of the future obligation to issue additional shares of Series B Preferred Stock on January 1, 2007.

         Net Loss

         During the three months and six months ended December 31, 2006, the Company continued to record losses as it continued work on the DARPA contract, progressed toward full marketing and manufacturing of the SparrowHawk gyroplane kit, and continued research and development activities on SparrowHawk gyroplane derivatives and other applications of the Company's gyroplane technology. For the three months ended December 31, 2006, the loss from operations was $1,485,000 compared to the loss from operations of $998,000 for the three months ended December 31, 2005. For the six months ended December 31, 2006, the loss from operations was $2,926,000 compared to the loss from operations of $2,315,000 for the six months ended December 31, 2005. The increase in the loss from operations in the current fiscal year resulted from negative gross margins on lower SparrowHawk revenues and on the DARPA contract, increases in general and administrative expenses, and stock compensation expense, offset by the decrease in research and development expenses, as described above.

         The net loss for the three months ended December 31, 2006 was $6,506,000 compared to $5,418,000 for the three months ended December 31, 2005. The net loss for the six months ended December 31, 2006 was $12,456,000 compared to $10,006,000 for the six months ended December 31, 2005. The increase in the net loss in the current fiscal year resulted primarily from the negative gross margins, and increases in general and administrative expenses, interest expense and Series B Preferred Stock interest expense, as described above.

Liquidity and Capital Resources

         Series B Preferred Stock Obligation

         As previously discussed, at December 31, 2006, the Company had total current liabilities of $73,616,000 and current assets of $2,217,000, resulting in a working capital deficiency of $71,399,000. Included in current liabilities and the working capital deficiency at December 31, 2006 is a total of $54,599,000 in Series B Preferred Stock obligations that are payable on May 1, 2007. In order to repay this obligation in full or in part when due, the Company will be required to raise significant capital from other sources. Alternatively, the Company will be required to negotiate an extension of the Series B Preferred Stock maturity date, as it has accomplished in the past. There is no assurance that the Company will be successful in these endeavors.

         On October 11, 2005, the holders of the Series B Preferred Stock ("Series B Holders") extended the redemption date of the Series B Preferred Stock from October 31, 2005 to January 1, 2007. On February 13, 2007, the holders of the Series B Preferred Stock further extended the redemption date to May 1, 2007. The Company has amended its Articles of Incorporation to reflect the modification to the redemption date. The Series B Preferred Stock has been reported as a current liability of $43,899,000 in the consolidated balance sheet as of December 31, 2006 because of the pending redemption date of May 1, 2007. Together with the obligation to issue 10,700 additional shares of Series B 15% Preferred Stock, the Company had a total of $54,599,000 in Series B Preferred Stock obligations as of December 31, 2006, now payable on May 1, 2007.

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

         o The issuance of additional shares of Series B Preferred Stock with a redemption value of $10.7 million face value (10,700 shares) on January 1, 2007, with reductions in the number of shares to be issued allowed for repayments during the extension period of amounts due to the Series B Holders in accordance with an agreed-upon formula.

         The cumulative accretion of the obligation to issue additional shares of Series B Preferred Stock is also recorded as a current liability of $10,700,000 in the Company's condensed consolidated balance sheet as of December 31, 2006. The 10,700 additional shares of Series B Preferred Stock were issued in January 2007.

         In connection with the extension of the redemption date of the original issuance of the Company's Series B Preferred Stock and the sale of 8,000 shares of the Series B Preferred Stock during the second quarter of fiscal year 2004, the Company's Articles of Incorporation were amended to require that all redemptions of the Series B Preferred Stock be paid in cash.

         The Articles of Incorporation have been further amended to define the maturity date as the first to occur of (a) May 1, 2007, (b) the occurrence of a defined "liquidation event", or (c) the date that is six months following the receipt by the Company or its affiliates of proceeds from one or more financing transactions in excess of $50 million. In addition, the amended Articles of Incorporation require pro rata redemptions of the Series B Preferred Stock with the proceeds of certain financing transactions that exceed $20 million in the aggregate. As a result, if the Company is successful in raising the levels of funding that it requires to bring its obligations current and to fund its planned operations, significant portions of this funding will be required to make redemption payments on the Series B Preferred Stock in advance of the May 1, 2007 maturity date.

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

         In the face of continuing fund-raising difficulties, in fiscal years 2002 and 2003, the Company successfully approached many of its principal vendors requesting that they accept extensions of payments beyond their normal terms. As a result, the Company is servicing much of its pre-November 2001 obligations to vendors utilizing a combination of repayment plans, which include monthly payments for smaller vendor liabilities and promissory notes for larger vendor liabilities. The Company has also paid in full several of these obligations. As of December 31, 2006, the Company was delinquent in making payments on substantially all remaining promissory notes to vendors and to other unrelated party lenders, which totaled $557,000. The Company continues ongoing negotiations with these vendors and lenders, and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action. The Company intends to repay in full all vendors and lenders, including accrued interest where applicable. The Company is also delinquent in making payments on related party notes payable totaling $3,185,000, and accrued interest payable on debt of $1,010,000.

         Operating, Investing and Financing Activities

         Net cash used in operating activities was $1,936,000 for the six months ended December 31, 2006 compared to $2,089,000 for the six months ended December 31, 2005. The Company continues to use cash in operations primarily due to negative gross margins on revenues, increases in general and administrative expenses and increases in inventories representing deferred costs of the DARPA contract, as described above. The Company anticipates that operating costs of personnel, facilities, research and development, and sales and marketing will increase from levels reported for fiscal year 2006.

         The Company has funded losses from operations in the current fiscal year and historically primarily from the issuance of debt and the sale of the Company's restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations.

         Net cash used in investing activities for the six months ended December 31, 2006 was $40,000, comprised of the purchase of property and equipment of $44,000, offset by related party notes receivable repayments of $4,000. Net cash used in investing activities for the six months ended December 31, 2005 was $149,000 comprised of the purchase of property and equipment of $129,000 and the increase in related party notes receivable of $20,000.

         Net cash provided by financing activities was $2,131,000 for the six months ended December 31, 2006, comprised of a net increase in debt of $1,845,000 and net proceeds from the issuance of common stock of $286,000. Net cash provided by financing activities for the six months ended December 31, 2005 was $2,198,000, comprised of a net increase in debt of $237,000 and net proceeds from the issuance of common stock of $1,961,000. The Company anticipates that the issuance of debt and the sale of the Company's restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses. The Company believes that its share of revenues from the DARPA contract, which are payable only upon the Company attaining several milestone objectives, will have a positive impact on cash flows from operations; however, the Company will also be required to add personnel, expand facilities and make other significant purchases to meet its obligations under this contract. There is no assurance that the Company will be successful in either raising sufficient capital or improving operations.

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

         Stock-Based Compensation - Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, the Company recorded compensation expense on a straight-line basis of $181,000 for the three months ended December 31, 2006 and $418,000 for the six months ended December 31, 2006,for: (a) the vesting of options granted prior to January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to June 30, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)). In accordance with the modified prospective application method, results for the three months and six months ended December 31, 2005 have not been restated.

         The stock-based compensation expense for the three months and six months ended December 31, 2006 has been allocated to the various categories of costs and expenses in a manner similar to the allocation of payroll expense. There was no stock compensation expense capitalized during the three months and six months ended December 31, 2006. During the six months ended December 31, 2006, options to purchase 13,895,000 shares of the Company's common stock were issued to the Company's employees, with exercise prices ranging from $0.14 to $0.25 per share.

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

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes that the adoption of SFAS No. 157 will not have a material impact on its consolidated financial statements.

         In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, although early adoption is permitted. The Company does not expect the adoption of this new standard will have a material impact on its consolidated financial statements.

         In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in financial years beginning after September 15, 2006. The Company does not expect the adoption of this new standard will have a material impact on its consolidated financial statements.

         The FASB has issued Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in the Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statement presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statement should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of this new accounting pronouncement had no material impact on the Company's consolidated financial statements.

Item 3.  Controls and Procedures

         (A) Evaluation of disclosure controls and procedures

         The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of December 31, 2006. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded, for the reasons described below, that the Company's disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms were not effective, as of the end of such period.

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

         During fiscal year 2006 and continuing during the first six months of fiscal year 2007, the Company has been implementing the following actions to address the cost accounting weakness described above. The Company purchased an upgrade to the ERP system and has committed to fully implement the accounting module of the software. Training has been conducted for finance and other personnel of the Company in the use of the ERP software, and such training will continue during fiscal year 2007. Consultants from the vendor of the software have visited the Company and provided a report recommending improvements and providing instructions for fully integrating all modules of the software which the Company is using in its plans to strengthen controls. The Company has also hired a cost accountant experienced in a manufacturing environment similar to that of the Company. The Company believes that it will require six to nine months to implement the changes necessary to fully address the cost accounting weakness, and currently estimates the accounting module of the ERP software will be fully implemented in the fourth quarter of fiscal year 2007.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company has been a plaintiff in connection with four million shares of the Company's common stock issued for the purposes of obtaining a foreign loan in Luxembourg in 1993. In that suit, the Company obtained injunctions in Germany and Luxembourg preventing those shares from being sold or liquidated. The Company prevailed in the case at appellate levels. The Company obtained a court order from Luxembourg to have the certificates returned to the Company. The shares have been returned and are currently in the custody of the Company's legal counsel in Germany.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the three months ended December 31, 2006, the Company issued a total of 1,961,432 shares of its restricted common stock, primarily to accredited investors in transactions exempt from registration. These shares were issued at prices ranging from $0.15 to $0.20 per share through private placement offerings in reliance upon the exemption from registration contained in Rule 506 of Regulation D. The prices per share recorded in these equity transactions approximated the quoted market price of the Company's common stock. The shares were issued for the following consideration: 1,319,635 shares for cash of $264,000; 131,495 shares in payment of accrued expenses of $26,000; and 510,302 shares in payment of interest expense of $79,000. In addition, finders' compensation on the sale of common stock totaled $13,000. The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

         During the three months ended December, 2006, the Company issued options to purchase a total of 1,877,135 shares of its restricted common stock to investors in connection with the sale of common stock of the Company with exercise price of $0.20 to $0.25 per share exercisable for periods of 1 to 2 years, options to purchase 1,500,000 shares of its restricted common stock to consultants with an exercise price of $0.18 for a period of 5 years, and options and warrants to purchase 1,120,000 shares of its restricted common stock as a loan fee to a lenders with exercise prices of $0.24 to $0.25 per share exercisable for a periods of 3 to 5 years.

Item 3.  Defaults Upon Senior Securities

         The Company is current on its obligations pertaining to the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock. However, as more fully discussed under "Liquidity and Capital Resources" above, the Company is delinquent in making payments on notes payable to vendors and others totaling $557,000, notes payable to related parties totaling $3,185,000, and $1,010,000 of accrued interest payable on debt.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the three months ended December 31, 2006.

Item 5.  Other Information

         None.

Item 6.  Exhibits

         (a)      Exhibits (filed with this report unless indicated below):

         3.1 Amendment to Fourth Restated Articles of Incorporation of Groen Brothers Aviation, Inc.

         3.2 Written Consent of the Holder of in Excess of Eighty Percent (80%) of the Series B Preferred Stock of Groen Brothers Aviation, Inc.

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


                         GROEN BROTHERS AVIATION, INC.


                         By:   /s/ David Groen
                         ------------------------------
                         David Groen, President and Chief Executive Officer (Principal Executive Officer)

                         Date:    February 14, 2007

                         By:   /s/ Dennis P. Gauger
                         ------------------------------
                         Dennis P. Gauger, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

                         Date:    February 14, 2007