Form 10QSB
period 2007-03-31
GROEN BROTHERS AVIATION INC /UT/
filed 2007-05-21
CIK 870743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

Commission file number 018958

GROEN BROTHERS AVIATION, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0489865
State or other jurisdiction of Incorporation or organization	I.R.S. Employer Identification No.

2640 W. California Avenue
Salt Lake City, Utah	84104
Address of principal executive offices	Zip Code

Registrant's telephone number, including area code       (801) 973-0177

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☐  Accelerated Filer ☐   Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at May 10, 2007
Common Stock, No Par Value	152,982,909

Transitional Small Business Disclosure Format. Yes ☐  No ☒

GROEN BROTHERS AVIATION, INC.
FORM 10-QSB

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Balance Sheet (Unaudited)
March 31, 2007

Assets

Current assets:
Cash	$1,000
Accounts receivable	1,086,000
Related party accounts and notes receivable	74,000
Prepaid expenses	3,000
Inventories	442,000
Total current assets	1,606,000

Property and equipment, net	650,000

Total assets	$2,256,000

Liabilities and Stockholders’ Deficit

Current liabilities:
Bank overdraft	$57,000
Accounts payable	2,943,000
Accrued expenses	6,578,000
Deferred revenue	675,000
Bank overdraft line of credit	25,000
Short-term notes payable	566,000
Related party notes payable	11,255,000
Series B 15% cumulative redeemable non-voting preferred stock, no par value, 50,000,000 shares authorized, 56,647 shares issued and outstanding	56,647,000
Total current liabilities	78,746,000
Long-term liabilities:
Accrued expenses	4,511,000
Deferred revenue	25,000
Long-term debt	101,000
Related party long-term debt	931,000
Dealer deposits	2,145,000

Total liabilities	86,459,000

Stockholders’ deficit:
Series A convertible preferred stock, no par value, 50,000,000 shares authorized, 1,400,000 shares issue and outstanding	70,000
Common stock, no par value, 500,000,000 shares authorized, 156,536,362 shares issued and outstanding	31,476,000
Accumulated deficit	(115,749,000)

Total stockholders’ deficit	(84,203,000)

Total liabilities and stockholders’ deficit	$2,256,000

See accompanying notes to condensed consolidated financial statements.

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31,

	2007	2006

Revenues	$1,387,000	$963,000

Costs and expenses:
Cost of sales	4,404,000	1,280,000
Research and development	241,000	746,000
General and administrative expenses	813,000	441,000

Total costs and expenses	5,458,000	2,467,000

Loss from operations	(4,071,000)	(1,504,000)

Other income (expense):
Related party interest income	1,000	1,000
Interest and other income	2,000	5,000
Interest expense	(671,000)	(278,000)
Series B preferred stock interest expense	(2,047,000)	(3,399,000)

Total other income (expense)	(2,715,000)	(3,671,000)

Loss before income taxes	(6,786,000)	(5,175,000)

Income tax benefit	-	-

Net loss	$(6,786,000)	$(5,175,000)

Net loss per share - basic and diluted	$(0.04)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	149,739,000	141,656,000

See accompanying notes to condensed consolidated financial statements.

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Operations (Unaudited)
Nine Months Ended March 31,

	2007	2006

Revenues	$3,199,000	$1,812,000

Costs and expenses:
Cost of sales	6,782,000	2,299,000
Research and development	1,343,000	1,954,000
General and administrative expenses	2,071,000	1,378,000

Total costs and expenses	10,196,000	5,631,000

Loss from operations	(6,997,000)	(3,819,000)

Other income (expense):
Related party interest income	4,000	4,000
Interest and other income	8,000	20,000
Gain on extinguishment of debt	26,000	149,000
Interest expense	(1,857,000)	(1,093,000)
Series B preferred stock interest expense	(10,426,000)	(10,442,000)

Total other income (expense)	(12,245,000)	(11,362,000)

Loss before income taxes	(19,242,000)	(15,181,000)

Income tax benefit	-	-

Net loss	$(19,242,000)	$(15,181,000)

Net loss per share - basic and diluted	$(0.13)	$(0.11)

Weighted average number of common shares outstanding - basic and diluted	147,042,000	134,908,000

See accompanying notes to condensed consolidated financial statements.

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended March 31,

	2007	2006
Cash flows from operating activities:
Net loss	$(19,242,000)	$(15,181,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	143,000	120,000
Common stock issued for interest expense	331,000	82,000
Common stock issued for services	113,000	57,000
Stock options and warrants issued for interest expense	185,000	1,056,000
Stock options issued for services	126,000	36,000
Stock-based compensation	604,000	-
Interest expense accrued on Series B preferred stock	10,426,000	9,517,000
Interest expense on put option liability	-	45,000
Common stock issued for 401(k) expense	187,000	124,000
Gain on extinguishment of debt	(24,000)	(149,000)
Interest income on related party notes receivable	(4,000)	(4,000)
Loss on disposal of property and equipment	2,000	-
(Increase) decrease in:
Accounts receivable	130,000	(758,000)
Prepaid expenses	(1,000)	2,000
Inventories	1,000	107,000
Increase (decrease) in:
Accounts payable	922,000	976,000
Accrued expenses	2,217,000	1,186,000
Deferred revenue	80,000	(23,000)

Net cash used in operating activities	(3,804,000)	(2,807,000)

Cash flows from investing activities:
Purchase of property and equipment	(106,000)	(165,000)
Issuance of related party notes receivable	-	(29,000)
Payments of related party notes receivable	6,000	3,000

Net cash used in investing activities	(100,000)	(191,000)

Cash flows from financing activities:
Proceeds from the issuance of debt	4,445,000	1,096,000
Repayment of debt	(1,118,000)	(297,000)
Increase in bank overdraft	57,000	-
Increase in bank overdraft line of credit	25,000	-
Proceeds from the issuance of common stock and stock options	532,000	2,165,000
Payment of finders’ compensation on issuance of common stock	(40,000)	(31,000)

Net cash provided by financing activities	3,901,000	2,933,000

Net decrease in cash	(3,000)	(65,000)
Cash, beginning of period	4,000	70,000

Cash, end of period	$1,000	$5,000

See accompanying notes to condensed consolidated financial statements.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2007 (Unaudited)

Note 1: Organization and Basis of Presentation

Organization and Consolidation

The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. (the “Company”) and its wholly owned subsidiary, Groen Brothers Aviation USA, Inc. (“GBA USA”), and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2007, the results of operations for the three months and nine months ended March 31, 2007 and 2006, and cash flows for the nine months ended March 31, 2007 and 2006. The results of operations for the three months and nine months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2007.

Basis of Presentation and Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses, the excess of current liabilities over current assets, the stockholders’ deficit, and negative cash flows from operations, there is substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2007, the Company had total current liabilities of $78,746,000 and current assets of $1,606,000, resulting in a working capital deficiency of $77,140,000. Included in current liabilities and the working capital deficiency at March 31, 2007 is a $56,647,000 Series B Preferred Stock obligation that was payable on May 1, 2007. The holders of the Series B Preferred Stock agreed to an extension of the maturity date to June 16, 2007, or such later date as agreed to in writing by at least 80% of the holders of the Series B Preferred Stock (Note 14). In order to repay this obligation in full or in part when due, the Company will be required to raise significant capital from other sources. Alternatively, the Company will be required to negotiate another extension of the Series B Preferred Stock maturity date, as it has accomplished in the past. There is no assurance that the Company will be successful in these endeavors.

The Company’s continuation as a going concern is dependent on attaining profitable operations, obtaining additional outside financing and/or restructuring its debt obligations, including its Series B Preferred Stock. The Company has funded losses from operations in the first nine months of the current fiscal year primarily from the issuance of debt to related parties (current shareholders and lenders of the Company), the increase in accounts payable and accrued expenses, and the sale of the Company’s restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations. The Company anticipates that the issuance of debt and the sale of the Company’s restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.

The DARPA contract (see Note 2) has been a significant source of revenues and operating cash flow, with $4,790,000 of revenues recognized and $3,750,000 received through March 31, 2007. The Company believes that the remaining revenues from Phase One of the contract, currently estimated at approximately $1,660,000, will continue to be the largest source of revenues in the short term, and will have a positive impact on cash flows from operations. However, the Company has been required to add personnel, engage subcontractors, and make other significant purchases to meet its obligations under this contract, which has resulted in a negative profit margin realized on the DARPA contract and reduced cash flows from operations.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2007 (Unaudited)

Operating revenues from the DARPA contract, a new sub-contract commenced during the nine months ended March 31, 2007, and from the sale of SparrowHawk kit gyroplanes, the Company’s primary source of operating revenues prior to the award of the DARPA contract and the sub-contract, are not currently sufficient, nor are they projected to be sufficient in the near future, to cover operating expenses. SparrowHawk kit sales will not be sufficient to cover related operating expenses for the following reasons:

•
To date, the Company has experienced a negative gross profit on sales because of the start-up and “learning curve” costs that are normally experienced in the introduction of a new product and due to lower than expected sales volume.

•
The Company projects that as the Company improves it manufacturing capabilities and increases its sales efforts the negative gross profit on sales will narrow in fiscal year 2008, although there is no assurance that the Company will be successful in reducing the negative gross margin.

•
The Company continues to incur research and development expenditures related to fully assembled SparrowHawk gyroplane derivatives and to potential applications of the Company’s technology to vertical take-off and landing military aircraft, runway independent short-haul airliners and other aircraft.

•
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

The Company does not expect revenues from the sale of Hawk 4 or Hawk 5 gyroplanes will be realized until the Company completes the Federal Aviation Administration (“FAA”) or equivalent international certification of the aircraft. Currently, the Company estimates that approximately $40 million and a two to three year period will be required to complete the certification. The Company is in discussions with parties that have expressed interest in funding the completion of the certification and commencing the production of the Hawk 4 or Hawk 5 gyroplanes. On December 14, 2006, the Company announced the government of Aragón, Spain signed a Memorandum of Understanding with the Company to form a joint venture to complete FAA certification, production and delivery of the Company’s Hawk 5 gyroplane. Due diligence procedures and discussions relating to the potential joint venture, and discussions with other parties are ongoing, but the Company is not in a position to conclude how likely a favorable outcome to these opportunities is. In addition, with the announcement of such a funding source, the Company believes prospects will improve to raise equity capital from other sources to fund operations and meet debt obligations. Because of ongoing research and development efforts and the projected costs of certification, the Company does not project that it will have net income or positive cash flows from Hawk 4 or Hawk 5 operations until FAA certification is obtained and sales of these gyroplanes reach planned levels.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2007 (Unaudited)

As a result, the Company anticipates that operating costs of personnel, facilities, research and development and sales and marketing will increase from levels reported for fiscal year 2006 and year-to-date in fiscal year 2007.

There can be no guarantee or assurance that the Company will be successful in its ability to generate income from operations or from the DARPA contract, or to raise capital at favorable rates or at all. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2: DARPA Contract

The Company announced on November 7, 2005 that the US Defense Advanced Research Projects Agency (“DARPA”) has selected the Company to lead a team to design a proof of concept high speed, long range, vertical takeoff and landing (“VTOL”) aircraft designed for use in combat search and rescue roles. Phase One of this potential multi year four phase program begins with a fifteen month $6.4 million award to develop the preliminary design and perform key technology demonstrations. The Company estimates its share of Phase One payments will approximate $4.3 million, with the remaining portion to be paid by the Company to subcontractors and consultants hired by the Company. Payments under this contract are conditional upon the Company attaining several milestone objectives during the course of Phase One of the contract. Contracts for subsequent phases are conditional on completion of Phase One and successor phases.

The Company recognizes revenue on this contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA. At that time, DARPA will instruct the Company to submit an invoice for payment for the respective milestone at the amounts specified in the contract. Through December 31, 2006, contract-related expenses incurred by the Company for each milestone of the contract, including its own labor, travel, supplies and other costs, and the costs of subcontractors and consultants, were deferred and expensed to cost of sales as the contract revenue for the milestone is recognized. As discussed above, the Company is currently experiencing a negative profit margin on the DARPA contract; therefore, all contract-related costs and expensed are expensed as incurred. Through March 31, 2007, the Company completed the first four milestones and a significant portion of the fifth milestone of Phase One of the DARPA contract, and recognized revenues totaling $4,790,000, $2,350,000 recognized in the fiscal year ended June 30, 2006 and $2,440,000 recognized in the nine months ended March 31, 2007.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2007 (Unaudited)

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

The calculation of the weighted average number of common shares outstanding excludes common shares that have been issued as collateral for certain notes payable to related parties. These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time. The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full. At March 31, 2007, the Company had issued 5,350,000 shares of common stock as collateral.

Note 4: Reclassifications

Certain amounts in the financial statements for the three months and nine months ended March 31, 2006 have been reclassified to conform to the current period presentation.

Note 5: Stock Based Compensation

Prior to July 1, 2006, as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company accounted for its stock option awards following the recognition and measurement principles of Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation expense was reflected in the Company’s consolidated statements of operations as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that time.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share Based Payments. This statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and requires companies to measure the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards and to recognize the compensation expense over the requisite service period during which the awards are expected to vest.

Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, the Company recorded compensation expense on a straight-line basis for the three months and nine months ended March 31, 2007, for: (a) the vesting of options granted prior to July 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted on or subsequent to July 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)). In accordance with the modified prospective application method, results for the three months and six months ended March 31, 2006 have not been restated.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2007 (Unaudited)

The stock-based compensation expense has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2006

Cost of sales	$27,000	$89,000
Research and development	109,000	354,000
General and administrative	50,000	161,000

Total stock-based compensation expense realized and increase in net loss	$186,000	$604,000

Impact on basic loss per common share	$(0.00)	$(0.00)

Impact on diluted loss per common share	$(0.00)	$(0.00)

There was no stock compensation expense capitalized during the three months and nine months ended March 31, 2007.

During the nine months ended March 31 2007, options to purchase 14,420,000 shares of the Company’s common stock were issued to the Company’s employees, with exercise prices ranging from $0.14 to $0.25 per share, options to purchase 1,500,000 shares were issued to consultants, with an exercise price of $0.18 per share, and options and warrants to purchase 7,623,538 shares of the Company’s common stock were issued to lenders and purchasers of the Company’s common stock, with exercise prices ranging from $0.16 to $0.25 per share. The following table summarizes the stock option and warrant activity during the nine months ended March 31, 2007:

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2007 (Unaudited)

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at June 30, 2006	99,011,502	$0.37
Granted	23,543,538	0.20
Exercised	-	-
Cancelled	(4,031,666)	0.29
Expired	(25,175,752)	0.40

Outstanding at March 31, 2007	93,347,622	0.32	2.54	$149,000

Options vested and exercisable at March 31, 2007	68,091,370	0.33	1.61	$88,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.16 as of March 31, 2007, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of March 31, 2007, the total future compensation cost related to non-vested stock-options not yet recognized in the condensed consolidated statements of operations was $1,892,000, and the weighted average period over which these awards are expected to be recognized was 1.87 years.

Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123 (R). The following pro-forma information is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the three months and nine months ended March 31, 2006, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation prior to July 1, 2006:

	Three Months	Nine Months
	Ended	Ended
	March 31, 2006	March 31, 2006

Net loss as reported	$(5,175,000)	$(15,181,000)
Deduct:
Total stock-based employee compensation expense determined under fair value based method	(274,000)	(1,239,000)

Pro forma net loss	$(5,449,000)	$(16,420,000)

Basic and diluted loss per share:
As reported	$(0.04)	$(0.11)
Pro forma	$(0.04)	$(0.12)

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2007 (Unaudited)

Note 6: Recent Accounting Pronouncements

The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for the fiscal year of adoption. The provisions of FIN 48 will be effective for the Company on July 1, 2007, and the Company has not yet determined the potential financial statement impact of adopting FIN 48.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

The FASB has issued SFAS Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The Company anticipates adopting SFAS No. 158 on June 30, 2007, and does not believe the adoption of the new accounting standard will result in a material impact on the consolidated financial statements of the Company since the Company currently does not sponsor the defined benefit pension or postretirement plans within the scope of the standard.

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

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2007 (Unaudited)

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, although early adoption is permitted. The Company does not expect the adoption of this new standard will have a material impact on its consolidated financial statements.

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

The FASB has issued Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in the Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statement presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statement should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of this new accounting pronouncement had no material impact on the Company’s consolidated financial statements.

Note 7: Inventories:

Inventories consisted of the following at March 31, 2007:

Raw materials and parts	$233,000
Work-in-process	197,000
Finished goods	12,000

Total	$442,000

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2007 (Unaudited)

Note 8: Accrued Expenses:

Accrued expenses reported as current liabilities consisted of the following at March 31, 2007:

Related party interest	$4,559,000
Compensation, related taxes and benefits	693,000
Interest	607,000
Consulting fees	589,000
Finders’ compensation	33,000
Royalties to related parties	23,000
Other	74,000

Total	$6,578,000

Accrued related party interest payable is comprised of interest expense payable on notes payable to related parties, consisting primarily of stockholders of the Company.

Royalty payments totaling 1% of the gross sales price of gyroplanes are to be paid to the Company’s founders, David and Jay Groen. Through March 31, 2007, royalties payable totaled $11,500 to each of these individuals, which amounts are accrued as a component of cost of sales in the condensed consolidated statements of operations.

Long-term accrued expenses consisted of the following at March 31, 2007:

Deferred compensation	$4,042,000
Accrued payroll taxes on deferred compensation	157,000
Accrued interest on deferred compensation	312,000

Total	$4,511,000

The deferred compensation is payable to twelve officers and directors of the Company, with amounts originating from fiscal year 1998 through the current fiscal year. In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary. The terms of the Company’s Series B 15% Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B 15% Preferred Stock have been paid in full. Absent payment restrictions related to outstanding Series B 15% Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors. Through March 31, 2007, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company’s outstanding financing agreements and would be prudent in light of the Company’s financial condition and availability of cash. In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum. The accrual of interest was permanently discontinued on July 1, 2004. The deferred compensation and related accrued payroll taxes and interest payable are classified as long-term liabilities at March 31, 2007 as the Company does not anticipate payment of any of these amounts in the next twelve months.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2007 (Unaudited)

Note 9: Debt

Included in short-term notes payable at March 31, 2007 are notes payable to vendors and others totaling $551,000, substantially all of which are technically in default. The Company continues ongoing negotiations with certain of the vendors and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

Substantially all related party notes payable and related party long-term debt at March 31, 2007 are payable to stockholders of the Company who are considered related parties. The Company is also delinquent in making payments on related party notes payable totaling $2,179,000.

The Company is also delinquent on making payments of accrued interest payable on debt of $911,000, of which $472,000 is payable to related parties.

Note 10: Dealer Deposits

Dealer deposits consist of amounts received from the Company’s authorized dealers on aircraft in anticipation of full-scale production of the Company’s Hawk 4 gyroplane. The deposit guarantees a delivery sequence number and represents a percentage of the total estimated purchase price. The Company has also issued common stock to dealers as partial consideration for the delay in the certification of the Hawk 4 gyroplane. These costs have been charged to interest expense as incurred. The dealers have been given the opportunity to convert a portion of their deposits into shares of the Company’s restricted common stock. Those dealers that have converted deposits into shares and are now stockholders of the Company are considered related parties. The Company continues its efforts to obtain the funding to complete the certification of the Hawk 4. Once such funding is obtained, the Company estimates the certification process will require two to three years to complete. Because of the long-term prospects of obtaining the funding and completing the certification, dealer deposits have been recorded as long-term liabilities.

Note 11: Preferred Stock

The Company has authorized 200,000,000 shares of preferred stock having no par value. There are four series of preferred stock with 50,000,000 shares authorized within each series. The rights, terms and preferences of preferred stock are set by the Board of Directors. As of March 31, 2007, the Board of Directors has set rights, terms and preferences of Series A and Series B Preferred Stock for issue.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2007 (Unaudited)

Series A Convertible Preferred Stock

As of March 31, 2007, 1,400,000 shares of Series A Convertible Preferred Stock were issued and outstanding

The Company has announced the death on October 9, 2006 of H. Jay Groen, the Chairman of the Company’s Board of Directors. Mr. Groen’s death necessitated a division of the 500,000 shares of Series A Convertible Preferred Stock owned by him.

On November 17, 2006, the Company amended and restated its Articles of Incorporation to change the terms of its Series A Convertible Preferred Stock related to the division of the Series A Convertible Preferred Shares upon the death or permanent incapacity of a holder of the Series A Convertible Preferred Stock.

Pursuant to these amended terms, the 500,000 shares of Series A Convertible Preferred Stock previously held by Jay Groen were distributed 125,000 shares to his surviving spouse and 125,000 shares each to David Groen, Dennis Gauger and Robin Wilson, members of the Company’s Board of Directors.

The rights, terms and preferences of the Series A Convertible Preferred Stock, as amended, are summarized as follows:

•
Each share may cast one hundred (100) votes on all matters submitted to the stockholders for a vote, voting together with the holders of the common stock of the Company as a single class, effectively giving current voting control to the Company's founders.

•	The voting rights expire seven years from the date of issue.

•
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

•	The shares, including all voting and conversion rights, to the extent not converted into common shares, will expire seven years from the date of issue, and will be cancelled by the Company.

•
Upon the death or permanent incapacity of a holder of Series A Convertible Preferred Stock, all shares held by such holder will be divided equally between the then existing members of the Company’s Board of Directors and the holder’s survivor(s) (if more than one person, treated collectively as one person). Upon a temporary mental incapacity of a holder of Series A Convertible Preferred Stock, all shares will be voted by the remaining holders of the Series A Convertible Preferred Stock until the end of the temporary incapacity.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2007 (Unaudited)

•	The shares are non-transferable, non-assignable, and have no dividend or liquidation rights.

Series B 15% Preferred Stock

At March 31, 2007, there were 56,647 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock (the “Series B Preferred Stock”) outstanding. The rights, terms, and preferences of the outstanding preferred shares, as amended (see Note 14), are as follows:

•	The shares have no voting rights other than those voting rights provided under applicable laws.

•	Each share’s original Stated Value, upon which unpaid dividends may accumulate, is $1,000.

•
The shares have right to dividends at a 15% annual dividend rate, payable in cash or in kind at the end of each fiscal quarter. Accumulated but unpaid dividends shall be cumulative and shall be added to the Stated Value for purposes of subsequent quarterly dividend calculations.

•	The shares shall have superior liquidation priority to any other series of the Company’s capital stock, equal to the Stated Value plus all accrued but unpaid dividends thereon.

•	The redemption price of the shares must be paid by the Company in cash.

•	The Company may incur indebtedness of up to $18.5 million without consent of the holders of the shares.

•	The Company is required to give notice to holders of the shares prior to making any capital expenditures in excess of $300,000.

•
The maturity date of the shares is defined as the first to occur of (a) June 15, 2007, (b) the occurrence of a defined “liquidation event”, or (c) the date that is six months following the receipt by the Company or its affiliates of proceeds from one or more financing transactions in excess of $50 million.

•	The Company is required to make pro rata redemptions of the shares months from the date that the Company receives proceeds from certain financing transactions that exceed $20 million in the aggregate.

On October 11, 2005, the holders of the Series B Preferred Stock (“Series B Holders”) extended the redemption date of the Series B Preferred Stock from October 31, 2005 to January 1, 2007. On February 13, 2007, the Series B Holders further extended the redemption date to May 1, 2007. On May, 10, 2007, the Series B Holders further extended the redemption date to June 16, 2007, or such later date as agreed to in writing by at least 80% of the Series B Holders (Note 14). The October 2005 extension required the following consideration to be paid to the Series B Holders:

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2007 (Unaudited)

•	The cancellation on October 11, 2005 of existing warrants issued to the Series B Holders to purchase 2.5 million shares of the Company’s common stock at an exercise price of $0.30 per share.

•	The issuance on October 11, 2005 of warrants to purchase 6.85 million shares of the Company’s common stock exercisable through January 1, 2009 at an exercise price of $0.30 per share.

•
The issuance of additional shares of Series B Preferred Stock with a redemption value of $10.7 million face value (10,700 shares) on January 1, 2007, with reductions in the number of shares to be issued allowed for repayments during the extension period of amounts due to the Series B Holders in accordance with an agreed-upon formula.

The Company reviewed the requirements of Emerging Issues Task Force (EITF) No. 02-4, Determining Whether a Debtor’s Modification or Exchange of Debt Instruments Is Within the Scope of FASB Statement 15, and determined that the extension of the redemption date of the original issuance of the Company’s Series B Preferred Stock in October 2003 met the criteria of a troubled debt restructuring outlined in Statement of Financial Accounting Standards (SFAS) No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. No gain or loss was recorded on the October 2003 extension and subsequent extension of the due date in October 2005. The value of the warrants issued to the Series B Holders in connection with the extensions of the due dates, estimated by the Black-Scholes option pricing model, was charged to interest expense. The value of the net additional warrants issued in October 2005 and charged to interest expense was $924,000. The Series B Preferred Stock will be classified through its redemption as a troubled debt restructuring.

Included in the periodic interest expense on the Series B Preferred Stock through December 31, 2006 is the accretion of the $10,700,000 obligation to issue 10,700 additional shares of Series B Preferred Stock on January 1, 2007, calculated on the interest method. The 10,700 additional shares of Series B Preferred Stock were issued in January 2007.

As a result of amendments to the features of the Series B Preferred Stock, if the Company is successful in raising the levels of funding that it requires to bring its debt obligations current, fund its planned operations, and complete aircraft certification requirements for its Hawk 4 gyroplane, significant portions of this funding may be required to make redemption payments on the Series B Preferred Stock in advance of the current June 16, 2007 maturity date, or such later date as agreed to in writing by at least 80% of the Series B Holders. At March 31, 2007, the recorded value of the Series B Preferred Stock was $56,647,000, which was recorded as a current liability.

Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity. The Company’s Series B Preferred Stock is classified as a liability because it embodies an obligation of the Company and falls within the scope of SFAS 150. Series B Preferred Stock accretion and dividends are expensed as interest expense.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2007 (Unaudited)

Note 12: Stockholders’ Equity

During the nine months ended March 31, 2007, the Company issued a total of 7,177,653 shares of its restricted common stock, primarily to accredited investors in transactions exempt from registration. These shares were issued at prices ranging from $0.14 to $0.25 per share through private placement offerings in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The prices per share recorded in these equity transactions approximated the quoted market price of the Company’s common stock. The shares were issued for the following consideration: 2,661,135 shares for cash of $532,000; 369,745 shares in payment of accrued expenses of $73,000; 583,150 shares in payment of services of $113,000; 1,955,481 shares in payment of interest expense of $331,000; 300,000 shares to purchase property and equipment of $45,000; 150,000 shares in reduction of stock deposits of $30,000; 175,000 shares in reduction of deferred revenue of $35,000 and 983,142 shares in payment of the Company’s matching contribution to its 401(k) plan of $187,000. In addition, finders’ compensation on the sale of common stock totaled $21,000. The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

During the nine months ended March 31, 2007, the Company issued options and warrants to purchase a total of 23,543,538 shares of common stock: 4,342,635 options to investors in connection with the sale of common stock of the Company with exercise prices of $0.20 to $0.25 per share exercisable for periods of 1 to 2 years; 3,280,903 options and warrants as a loan fee or interest expense to lenders with exercise prices of $0.16 to $0.25 per share exercisable for a period of 2 to 5 years; 1,500,000 options to consultants with an exercise price of $0.18 per share exercisable for a period of 5 years; and 14,420,000 options to employees with exercise prices of $0.14 to $0.25 per share exercisable for a period of 5 to 7 years (granted under the Company’s employee stock option plan for which a Form S-8 registration statement has been filed). The options and warrants issued to non-employees outside of the Company’s employee stock option plan were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

The Company estimated the total value of the 3,280,903 options and warrants issued to lenders at $185,000 using the Black-Scholes option pricing model, and charged this amount to interest expense. In addition, the Company recorded a net reduction in interest expense of $3,000 on 3,200,000 variable stock options during the nine months ended March 31, 2007 using the Black-Scholes option pricing model. The Company estimated the value of the 1,500,000 options issued to consultants at $120,000 using the Black-Scholes option pricing model, and charged this amount to general and administrative expenses.

The Company has issued shares of its common stock as collateral for certain notes payable to related parties. These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time. The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full. As of March 31, 2007, Company had issued 5,350,000 shares of common stock as collateral.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2007 (Unaudited)

Note 13: Supplemental Statement of Cash Flows Information

During the nine months ended March 31, 2007 the Company had the following non-cash investing and financing activities:

•	Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $8,000.

•	Issued 300,000 shares of common stock to acquire property and equipment of $45,000.

•	Issued 369,745 shares of common stock in payment of accrued expenses of $73,000.

•	Increased accrued expenses and decreased common stock by $21,000 for accrued finders’ compensation.

•	Issued 150,000 shares of common stock in reduction of stock deposits of $30,000.

•	Decreased accrued expenses and increased debt by $198,000 for accrued interest payable added to debt principal.

•	Acquired property and equipment through the issuance of accounts payable of $125,000.

•	Increased property and equipment and decreased inventories by $6,000 for work-in progress inventories transferred to construction-in-progress.

•	Increased related party notes payable and decreased accounts payable by $96,000.

•	Issued 175,000 shares of common stock in reduction of deferred revenue of $35,000.

•
Issued 10,700 shares of Series B Preferred Stock, resulting in an increase to Series B cumulative redeemable non-voting preferred stock and a decrease to liability to issue additional shares of Series B preferred stock of $10,700,000.

During the nine months ended March 31, 2006, the Company had the following non-cash investing and financing activities:

•	Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $12,000.

•	Decreased accounts receivable and increased related party notes receivable by $20,000.

•	Issued 405,093 shares of common stock to acquire property and equipment of $81,000.

•	Decreased accounts payable and increased short-term notes payable by $61,000.

•	Issued 632,302 shares of common stock in payment of accrued expenses of $131,000.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2007 (Unaudited)

•	Increased accrued expenses and decreased common stock by $98,000 for accrued finders’ compensation.

•	Issued 94,907 shares of common stock in reduction of deferred revenue of $19,000.

•	Issued 5,000 shares of common stock in payment of a customer refund of $1,000.

•	Issued 1,221,213 shares of common stock in payment of debt of $249,000.

•	Issued 5,004,009 shares of common stock in payment of put option liability of $1,560,000.

•	Issued 398,558 shares of common stock in payment of interest expense of $82,000.

•	Issued 280,357 shares of common stock for services of $57,000.

•	Issued 505,980 shares of common stock in payment of the Company’s 401(k) plan contribution.

•	Issued debt of $13,000 to purchase property and equipment.

Cash paid for interest expense was $145,000 and $83,000 for the nine months ended March 31, 2007 and 2006, respectively.

No payments of income taxes were made during the nine months ended March 31, 2007 and 2006.

Note 14: Subsequent Events

On May 10, 2007, the Company received the approval of the Series B Holders to extend the redemption date of the Series B Preferred Stock from May 1, 2007 to June 16, 2007, or such later date as agreed to in writing by at least 80% of the Series B Holders. The Company amended its Articles of Incorporation on May 10, 2007 to reflect the extension of the redemption date.

The Company has been a plaintiff in connection with four million shares of the Company’s common stock issued for the purposes of obtaining a foreign loan in Luxembourg in 1993. In that suit, the Company obtained injunctions in Germany and Luxembourg preventing those shares from being sold or liquidated. The Company prevailed in the case at appellate levels. The Company obtained a court order from Luxembourg to have the certificates returned to the Company. The shares were returned to the Company and were cancelled in May 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations and other portions of this Quarterly Report on Form 10-QSB contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in the Annual Report on Form 10-KSB for the year ended June 30, 2006, filed on October 13, 2006, under the heading “Forward Looking Statements” and elsewhere. Investors should review this quarterly report on Form 10-QSB in combination with our Annual Report on Form 10-KSB in order to have a more complete understanding of the principal risks associated with an investment in our common stock. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this document.

Background

The Company has developed proprietary technology that promises significant advances for rotary-winged aircraft. The initial objective of the Company was to develop and market an easy-to-fly and cost-efficient gyroplane that could compete effectively in the general aviation market.

Effective July 1, 1993 and continuing through March 31, 2003, the Company was considered a development stage company as defined in SFAS No. 7. The Company’s development stage activities consisted primarily of the development and preparation for FAA certification of the Hawk 4 gyroplane. Sources of financing for these development stage activities were primarily debt and equity financing.

During the first quarter of fiscal year 2003, the Company suspended the flight testing of the Hawk 4 at its Buckeye facility in Arizona due to the lack of sufficient financial resources necessary to complete FAA certification. Further development toward commercial certification of the Hawk 4 has been deferred pending the receipt of required funding. The Company’s business plan for the Hawk 4 is now oriented toward offering this aircraft in its already well tested form to the US government, and to governments of friendly countries. This would give the Company the opportunity to receive revenues ahead of FAA certification, and as a result, to reduce the need for funding to permit the start of production of the Hawk 4. The Company is confident that the safety, reliability, maneuverability and low operating cost of the Hawk 4 will permit it to perform competitively with helicopters (and airplanes) for many missions requiring low, slow flight, but without the requirement for a runway for take-off or landing.  The Company is currently in discussions with foreign investors relating to potential funding of Hawk 4 certification, although there is no assurance that the Company will be successful in obtaining such funding.

The Company has received significant deposits on aircraft from the Company’s authorized dealers in anticipation of full-scale production of the Hawk 4. These dealer deposits are recorded as a long-term liability in the Company’s condensed consolidated balance sheet.

Subsequent to 2003, the Company’s operating focus has been directed to the final development of the two-seat piston engine powered SparrowHawk, which it has designed and now manufactures and sells through its American Autogyro arm. Through the date of this filing, 36 dealerships had been established, 29 in the United States and 7 internationally. Sales representatives have also been appointed in Korea and India to present the capabilities of the SparrowHawk for civil use to government agencies in those countries. In addition, the Company developed and continues to sell modification kits designed to improve in-flight stability and safety for another manufacturer’s kit gyroplane. In December 2005, the Company announced the introduction of its improved SparrowHawk model, the SparrowHawk II. SparrowHawk II offers improved performance, added comfort and robustness, and greatly eases the effort, and reduces the time, needed by the customer to build the aircraft. All aircraft kits now being delivered are manufactured to the SparrowHawk II standard.

While the initial market for the SparrowHawk lies with builders of home-built aircraft from kits, management believes that there are larger, untapped markets for fully assembled small gyroplanes. An emerging market for such aircraft is arising within the United States as a result of the Federal Aviation Administration (FAA) definition of a new category of aircraft, namely the Light Sport Aircraft (LSA). The Company has therefore initiated efforts toward the design of a new light gyroplane, called the SportHawk that would meet the LSA regulations and has applied for an exemption applicable to gyroplanes. This would allow the Company to participate initially in the LSA category through a sub-classification called Experimental Light Sport Aircraft (E-LSA).

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

On November 7, 2005, the Company announced that the U.S. Defense Advanced Research Projects Agency (“DARPA”) had selected a Company-led team to design a proof of concept high-speed, long range, vertical takeoff and landing (“VTOL”) aircraft. This modern rotorcraft, named the “Heliplane” by DARPA, is intended for use in combat search and rescue roles. It will offer the VTOL capability of a helicopter, the fast forward flight of an airplane, and the safety, simplicity and reliability of a GBA gyroplane and is designed to exploit the Company’s gyrodyne technology. DARPA is the central research and development organization for the US Department of Defense (DoD). It manages and directs select basic and applied research for DoD, emphasizing technology development projects where payoff is high and where success may provide dramatic advances in the capabilities of this country’s combat forces.

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

Through March 31, 2007, the Company completed the first four milestones and a significant portion of the fifth milestone of Phase One of the DARPA contract, and recognized revenues totaling $4,790,000, $2,350,000 recognized in the fiscal year ended June 30, 2006 and $2,440,000 recognized in the nine months ended March 31, 2007.

The Heliplane gyrodyne represents the possible model for the next generation rotor wing aircraft, meeting economy and performance goals not considered achievable by any other type of VTOL aircraft. As the Company’s gyrodyne technology is scalable to much larger aircraft, it has potential applications for both heavy lift, high speed VTOL military aircraft and for runway independent commercial airliners. The Company has been actively engaged in discussions with government agencies and potential aerospace strategic partners in this country with respect to military and commercial gyrodyne and gyroplane applications, and in Europe, India, Philippines and China with respect to commercial gyroplane applications.

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Because of recurring operating losses, the excess of current liabilities over current assets, the stockholders’ deficit, and negative cash flows from operations, there is substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2007, the Company had total current liabilities of $78,746,000 and current assets of $1,606,000, resulting in a working capital deficiency of $77,140,000. Included in current liabilities and the working capital deficiency at March 31, 2007 is a $56,647,000 Series B Preferred Stock obligation that was payable on May 1, 2007. On May 10, 2007, the Series B Holders agreed to an extension of the maturity date of the Series B Preferred Stock to June 16, 2007, or such later date as agreed to in writing by at least 80% of the Series B Holders. In order to repay this obligation in full or in part when due, the Company will be required to raise significant capital from other sources. Alternatively, the Company will be required to negotiate another extension of the Series B Preferred Stock maturity date, as it has accomplished in the past. There is no assurance that the Company will be successful in these endeavors.

The Company’s continuation as a going concern is dependent on attaining profitable operations, obtaining additional outside financing and/or restructuring its debt obligations, including its Series B Preferred Stock. The Company has funded losses from operations in the first nine months of the current fiscal year primarily from the issuance of debt to related parties (current shareholders and lenders of the Company), the increase in accounts payable and accrued expenses, and the sale of the Company’s restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations. The Company anticipates that the issuance of debt and the sale of the Company’s restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.

The DARPA contract has been a significant source of revenues and operating cash flow, with $4,790,000 of revenues recognized and $3,750,000 received through March 31, 2007. The Company believes that the remaining revenues from Phase One of the contract, currently estimated at approximately $1,660,000, will continue to be the largest source of revenues in the short term, and will have a positive impact on cash flows from operations. However, the Company has been required to add personnel, engage subcontractors, and make other significant purchases to meet its obligations under this contract, which has resulted in a negative profit margin realized on the DARPA contract and reduced cash flows from operations.

Operating revenues from the DARPA contract, a new sub-contract commenced during the nine months ended March 31, 2007, and from the sale of SparrowHawk kit gyroplanes, the Company’s primary source of operating revenues prior to the award of the DARPA contract and the sub-contract, are not currently sufficient, nor are they projected to be sufficient in the near future, to cover operating expenses. SparrowHawk kit sales will not be sufficient to cover related operating expenses for the following reasons:

•
To date, the Company has experienced a negative gross profit on sales because of the start-up and “learning curve” costs that are normally experienced in the introduction of a new product and due to lower than expected sales volume.

•
The Company projects that as the Company improves it manufacturing capabilities and increases its sales efforts the negative gross profit on sales will narrow in fiscal year 2008, although there is no assurance that the Company will be successful in reducing the negative gross margin.

•
The Company continues to incur research and development expenditures related to fully assembled SparrowHawk gyroplane derivatives and to potential applications of the Company’s technology to vertical take-off and landing military aircraft, runway independent short-haul airliners and other aircraft.

•
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

The Company does not expect revenues from the sale of Hawk 4 or Hawk 5 gyroplanes will be realized until the Company completes the Federal Aviation Administration (“FAA”) or equivalent international certification of the aircraft. Currently, the Company estimates that approximately $40 million and a two to three year period will be required to complete the certification. The Company is in discussions with parties that have expressed interest in funding the completion of the certification and commencing the production of the Hawk 4 or Hawk 5 gyroplanes. On December 14, 2006, the Company announced the government of Aragón, Spain signed a Memorandum of Understanding with the Company to form a joint venture to complete FAA certification, production and delivery of the Company’s Hawk 5 gyroplane. Due diligence procedures and discussions relating to the potential joint venture, and discussions with other parties are ongoing, but the Company is not in a position to conclude how likely a favorable outcome to these opportunities is. In addition, with the announcement of such a funding source, the Company believes prospects will improve to raise equity capital from other sources to fund operations and meet debt obligations. Because of ongoing research and development efforts and the projected costs of certification, the Company does not project that it will have net income or positive cash flows from Hawk 4 or Hawk 5 operations until FAA certification is obtained and sales of these gyroplanes reach planned levels.

As a result, the Company anticipates that operating costs of personnel, facilities, research and development and sales and marketing will increase from levels reported for fiscal year 2006 and year-to-date in fiscal year 2007.

There can be no guarantee or assurance that the Company will be successful in its ability to generate income from operations or from the DARPA contract, or to raise capital at favorable rates or at all. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Revenues

The Company’s consolidated revenues are comprised of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Government contract	$1,040,000	$760,000	$2,440,000	$1,150,000
Commercial sub-contract	109,000	-	109,000	-
SparrowHawk kits and parts	224,000	171,000	401,000	596,000
Flight training	4,000	19,000	30,000	52,000
Other operating	10,000	13,000	219,000	14,000

Total	$1,387,000	$963,000	$3,199,000	$1,812,000

Total revenues increased to $1,387,000 in the three months ended March 31, 2007 from $963,000 in the three months ended March 31, 2006 due to the increase in government contract revenues and SparrowHawk revenues, and the addition of the commercial sub-contract revenues in the current fiscal year.

The Company recognizes revenue on the DARPA contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA. At that time, DARPA instructs the Company to submit an invoice for payment for the respective milestone at the amount specified in the contract.

During the three months ended March 31, 2007, the Company completed substantial portions of the $1.3 million fifth milestone of Phase One of the DARPA contract, and was permitted by DARPA to submit a partial invoice of $1,040,000 in March 2007. This invoice was paid in April 2007. By comparison, the Company completed the $760,000 second milestone of Phase One of the DARPA contract in the three months ended March 31, 2006.

During the nine months ended March 31, 2007, government contract revenues included the $1.4 million fourth milestone of Phase One of the DARPA contract completed in completed in November 2006 and the partial completion of the fifth milestone of Phase One of the DARPA contract as discussed above. By comparison, the Company completed the $390,000 first milestone of Phase One of the DARPA contract and the $760,000 second milestone of Phase One of the DARPA contract in the nine months ended March 31, 2006.

Revenues from the sale of SparrowHawk kits and parts increased to $224,000 in the three months ended March 31, 2007 from $171,000 in the three months ended March 31, 2006. The increase in these revenues resulted from the Company delivering and recognizing revenues on six complete SparrowHawk kits during the three months ended March 31, 2007 compared to five complete SparrowHawk kits during the same period in the prior fiscal year, along with an increase in the sale of parts in the current year.

Revenues from the sale of SparrowHawk kits and parts decreased to $401,000 in the nine months ended March 31, 2007 from $596,000 in the nine months ended March 31, 2006. The decrease in these revenues resulted from the Company delivering and recognizing revenues on eleven complete SparrowHawk kits during the nine months ended March 31, 2007 compared to fifteen complete SparrowHawk kits during the same period in the prior fiscal year, partially offset by an increase in the sale of parts in the current year.

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

At March 31, 2007, advance deposits recorded as deferred revenue and collected over the past several quarters of $675,000 from customers and dealers, principally for SparrowHawk kits, have contributed to operating cash flow. The Company recognizes revenues on the sale of SparrowHawk kits when a complete kit has been delivered and the collection of the remaining purchase price is reasonably assured.

Other operating revenues increased to $219,000 in the nine months ended March 31, 2007 from $14,000 in the nine months ended March 31, 2006. This increase is due primarily to the sale of research and development parts of $190,000 in the three months ended December 31, 2006. While significantly less in dollar amount, the Company anticipates that flight training and other operating revenue, consisting of dealer fees, sales of research and development parts, and other, will continue to contribute to Company cash flow.

Costs and Expenses

Comparing the three months ended March 31, 2007 to the three months ended March 31, 2006, cost of sales increased to $4,404,000 from $1,280,000. The increase is due primarily to the higher level of cost and expenses related to the fifth milestone of Phase I of the DARPA contract recorded in the three months ended March 31, 2007 as compared to the costs and expenses for the second milestone of Phase I of the DARPA contract recorded in the three months ended March 31, 2006. In addition, the Company is currently experiencing a negative profit margin on the DARPA contract; therefore, all contract-related costs and expensed were expensed as incurred during the three months ended March 31, 2007, including costs and expenses related to the remainder of the fifth milestone and subsequent milestones of Phase I of the DARPA contract. As a result, cost of sales for the DARPA contract increased to $3,552,000 in the three months ended March 31, 2007 compared to $858,000 during the same period in the prior fiscal year.

Other cost of sales increased to $852,000 in the three months ended March 31, 2007 from $422,000 in the three months ended March 31, 2006 primarily due to increases in the cost of sales for SparrowHawk kits as more kits were delivered in the current year quarter and $148,000 of cost of sales related to the commercial sub-contract. Also contributing to the increase in cost of sales in the three months ended March 31, 2007 was a charge of $27,000 in stock-based compensation resulting from the Company’s adoption of FAS 123(R) on July 1, 2007.

Comparing the nine months ended March 31, 2007 to the nine months ended March 31, 2006, cost of sales increased to $6,782,000 from $2,299,000. The increase is due primarily to the higher level of cost and expenses related to the fourth and fifth milestones of Phase I of the DARPA contract recorded in the nine months ended March 31, 2007 as compared to the costs and expenses for the first and second milestones of Phase I of the DARPA contract recorded in the nine months ended March 31, 2006. In addition, as discussed above, the Company is currently experiencing a negative profit margin on the DARPA contract; therefore, all contract-related costs and expensed were expensed as incurred during the three months ended March 31, 2007, including costs and expenses related to the remainder of the fifth milestone and subsequent milestones of Phase I of the DARPA contract. As a result, cost of sales for the DARPA contract increased to $5,234,000 in the nine months ended March 31, 2007 compared to $1,140,000 during the same period in the prior fiscal year.

Other cost of sales increased to $1,548,000 in the nine months ended March 31, 2007 from $1,159,000 in the nine months ended March 31, 2006 primarily due to $148,000 of cost of sales related to the commercial sub-contract. $90,000 in stock-based compensation, and an increase of cost of sales for SparrowHawk kits even with fewer kits sold, as more fully discussed below.

The Company continues to experience a negative gross profit on the SparrowHawk kits because of the nonrecurring and “learning curve” costs that are normally experienced in the introductory production of a new product and due to lower than expected sales volume. Ongoing improvements to the design and packaging of the kits, including the introduction of the SparrowHawk II, also contributes to negative margins on the sale of SparrowHawk kits. The Company anticipates that as the Company improves its manufacturing capabilities and increases its sales efforts, the negative gross profit on sales will narrow in fiscal year 2008, but may not turn positive. In addition, only nominal gross margin is realized on the sale of modification kits and on flight training. All costs of incomplete SparrowHawk kits delivered as of March 31, 2007 have been deferred and included in work-in-process inventories.

Comparing the three months ended March 31, 2007 to the three months ended March 31, 2006, research and development expenses decreased to $241,000 from $746,000 as more engineering and other resources were committed to the DARPA contract and the commercial sub-contract. This decrease in research and development expenses in the current fiscal year quarter was partially offset by a charge of $109,000 in stock-based compensation. Similarly, comparing the nine months ended March 31, 2007 to the nine months ended March 31, 2006, research and development expenses decreased to $1,343,000 from $1,954,000 as more engineering and other resources were committed to the DARPA contract and the commercial sub-contract. This decrease in research and development expenses in the first three quarters of the current fiscal year was partially offset by a charge of $354,000 in stock-based compensation. Ongoing research and development activities include the development of opportunities for subcontract opportunities with industry partners, variations to the SparrowHawk, fully assembled SparrowHawk gyroplane derivatives, potential applications of the Company’s technology to heavy lift vertical take-off military aircraft, runway independent short-haul airliners and other aircraft, including government contract opportunities.

Comparing the three months ended March 31, 2007 to the three months ended March 31, 2006, general and administrative expenses increased to $813,000 from $441,000. The increase in general and administrative expenses in the three months ended March 31, 2007 is due to the addition of personnel to support the increased level of operations related to the DARPA contract and the new commercial sub-contract, and a charge of $50,000 in stock-based compensation. Similarly, comparing the nine months ended March 31, 2007 to the nine months ended March 31, 2006, general and administrative expenses increased to $2,071,000 from $1,378,000 due to increases in compensation for current personnel, the addition of personnel to support the increased level of operations related to the DARPA contract and the new commercial sub-contract, and a charge of $161,000 in stock-based compensation.

Other Income and Expenses

Comparing the three months and nine months ended March 31, 2007 to the three months and nine months ended March 31, 2006, related party interest income remained constant.

Comparing the three months ended March 31, 2007 to the three months ended March 31, 2006, interest and other income decreased to $2,000 from $5,000. Comparing the nine months ended March 31, 2007 to the nine months ended March 31, 2006, interest and other income decreased to $8,000 from $20,000. These decreases in the current fiscal year resulted from less interest income earned on the Company’s bank deposits and other miscellaneous sources.

No gain on extinguishment of debt was realized by the Company in the three months ended March 31, 2007 and the three months ended March 31, 2006. The Company realized a gain on extinguishment of debt of $26,000 in the nine months ended March 31, 2007 and $149,000 in the nine months ended December 31, 2006.

Interest expense for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 increased to $671,000 from $278,000. Similarly, interest expense for the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006 increased to $1,857,000 from $1,093,000. The Company incurred net additional debt of $3,327,000 during the first nine months of the current fiscal year. In addition, additional interest expense was incurred in the three months and nine months ended March 31, 2007 for the value of stock and stock options issued to lenders in connection with new debt or debt extensions.

Comparing the three months ended March 31, 2007 to the three months ended March 31, 2006, Series B Preferred Stock interest expense decreased to $2,047,000 from $3,399,000. The Company discontinued the accretion of the value of the additional Series B Preferred Stock obligation on December 31, 2006, and issued the additional Series B Preferred Shares in January 2007. Comparing the nine months ended March 31, 2007 to the nine months ended March 31, 2006, Series B Preferred Stock interest expense decreased slightly to $10,426,000 from $10,442,000. Dividends on the Series B Preferred Stock, which are recorded as interest expense, have been “paid in kind” with additional shares of Series B Preferred Stock. As a result, the number of shares on which the interest expense is computed has continued to increase.

Net Loss

During the three months and six months ended March 31, 2007, the Company continued to record losses as it continued work on the DARPA contract, commenced a new commercial sub-contract, progressed toward full marketing and manufacturing of the SparrowHawk gyroplane kit, and continued research and development activities on SparrowHawk gyroplane derivatives and other applications of the Company’s gyroplane technology. For the three months ended March 31, 2007, the loss from operations was $4,071,000 compared to the loss from operations of $1,504,000 for the three months ended March 31, 2006. For the nine months ended March 31, 2007, the loss from operations was $6,997,000 compared to the loss from operations of $3,819,000 for the nine months ended March 31, 2006. The increase in the loss from operations in the current fiscal year resulted from negative gross margins on lower SparrowHawk revenues and on the DARPA contract, increases in general and administrative expenses, and stock compensation expense, offset by the decrease in research and development expenses, as described above.

The net loss for the three months ended March 31, 2007 was $6,786,000 compared to $5,175,000 for the three months ended March 31, 2006. The net loss for the nine months ended March 31, 2007 was $19,242,000 compared to $15,181,000 for the nine months ended March 31, 2006. The increase in the net loss in the current fiscal year resulted primarily from the negative gross margins, and increases in general and administrative expenses and interest expense, as described above.

Liquidity and Capital Resources

Series B Preferred Stock Obligation

As previously discussed, at March 31, 2007, the Company had total current liabilities of $78,746,000 and current assets of $1,606,000, resulting in a working capital deficiency of $77,140,000. Included in current liabilities and the working capital deficiency at December 31, 2006 is a $56,647,000 Series B Preferred Stock obligation that is currently payable on June 16, 2007. In order to repay this obligation in full or in part when due, the Company will be required to raise significant capital from other sources. Alternatively, the Company will be required to negotiate another extension of the Series B Preferred Stock maturity date, as it has accomplished in the past. There is no assurance that the Company will be successful in these endeavors.

On October 11, 2005, the Series B Holders extended the redemption date of the Series B Preferred Stock from October 31, 2005 to January 1, 2007. On February 13, 2007, the Series B Holders further extended the redemption date to May 1, 2007. On May 10, 2007, the Series B Holders agreed to an extension of the redemption date of the Series B Preferred Stock to June 16, 2007, or such later date as agreed to in writing by at least 80% of the Series B Holders. The Company has amended its Articles of Incorporation to reflect the modifications to the redemption date.

The October 11, 2005 extension required the following consideration to be paid to the Series B Holders:

•	The cancellation on October 11, 2005 of existing warrants issued to the Series B Holders to purchase 2.5 million shares of the Company’s common stock at an exercise price of $0.30 per share.

•	The issuance on October 11, 2005 of warrants to purchase 6.85 million shares of the Company’s common stock exercisable through January 1, 2009 at an exercise price of $0.30 per share.

•
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

The 10,700 additional shares of Series B Preferred Stock were issued in January 2007.

In connection with the extension of the redemption date of the original issuance of the Company’s Series B Preferred Stock and the sale of 8,000 shares of the Series B Preferred Stock during the second quarter of fiscal year 2004, the Company’s Articles of Incorporation were amended to require that all redemptions of the Series B Preferred Stock be paid in cash.

The Articles of Incorporation have been further amended to define the maturity date as the first to occur of (a) June 16, 2007, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of the Series B Preferred Stock after June 16, 2007, (b) the occurrence of a defined “liquidation event”, or (c) the date that is six months following the receipt by the Company or its affiliates of proceeds from one or more financing transactions in excess of $50 million. In addition, the amended Articles of Incorporation require pro rata redemptions of the Series B Preferred Stock with the proceeds of certain financing transactions that exceed $20 million in the aggregate. As a result, if the Company is successful in raising the levels of funding that it requires to bring its obligations current and to fund its planned operations, significant portions of this funding will be required to make redemption payments on the Series B Preferred Stock in advance of the June 15, 2007 maturity date.

Other Debt Obligations

Following the economic downturn of 9/11 and its impact on the aerospace industry, the Company’s fund-raising activities in the venture capital market were seriously impaired, resulting in active development of its Hawk 4 gyroplane for commercial certification being deferred. The Company, however, continues to actively seek sales and funding for government and public use applications of the Hawk 4 as well as for the SparrowHawk.

In the face of continuing fund-raising difficulties, in fiscal years 2002 and 2003, the Company successfully approached many of its principal vendors requesting that they accept extensions of payments beyond their normal terms. As a result, the Company is servicing much of its pre-November 2001 obligations to vendors utilizing a combination of repayment plans, which include monthly payments for smaller vendor liabilities and promissory notes for larger vendor liabilities. The Company has also paid in full several of these obligations. As of March 31, 2007, the Company was delinquent in making payments on substantially all remaining promissory notes to vendors and to other unrelated party lenders, which totaled $551,000. The Company continues ongoing negotiations with these vendors and lenders, and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action. The Company intends to repay in full all vendors and lenders, including accrued interest where applicable. The Company is also delinquent in making payments on related party notes payable totaling $2,179,000, and accrued interest payable on debt of $911,000.

Operating, Investing and Financing Activities

Net cash used in operating activities was $3,804,000 for the nine months ended March 31, 2007 compared to $2,807,000 for the nine months ended March 31, 2006. The Company continues to use cash in operations primarily due to negative gross margins on revenues, increases in general and administrative expenses and increases in costs of the DARPA contract, as described above. The Company anticipates that operating costs of personnel, facilities, research and development, and sales and marketing will continue to increase from levels reported for the nine months ended March 31, 2007.

The Company has funded losses from operations in the current fiscal year primarily from the issuance of debt to related parties (current shareholders and lenders of the Company), the increase in accounts payable and accrued expenses, and the sale of the Company’s restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations.

Net cash used in investing activities for the nine months ended March 31, 2007 was $100,000, comprised of the purchase of property and equipment of $106,000, partially offset by related party notes receivable repayments received of $6,000. Net cash used in investing activities for the nine months ended March 31, 2006 was $191,000 comprised of the purchase of property and equipment of $165,000, the increase in related party notes receivable of $29,000, partially offset by related party notes receivable repayments received of $3,000.

Net cash provided by financing activities was $3,901,000 for the nine months ended March 31, 2007, comprised of a net increase in debt of $3,327,000, net proceeds from the issuance of common stock of $492,000, and increases in bank overdraft and bank overdraft line of credit totaling $82,000. Net cash provided by financing activities for the nine months ended March 31, 2006 was $2,933,000, comprised of a net increase in debt of $799,000 and net proceeds from the issuance of common stock of $2,134,000. The Company anticipates that the issuance of debt and the sale of the Company’s restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses. The Company believes that its share of revenues from the DARPA contract, which are payable only upon the Company attaining several milestone objectives, will have a positive impact on cash flows from operations; however, the Company will also be required to add personnel, expand facilities and make other significant purchases to meet its obligations under this contract. There is no assurance that the Company will be successful in either raising sufficient capital or improving operations.

Management does not anticipate that revenues or expenses will be materially affected by inflation during the next twelve months of operations.

The operations of the Company are not subject to material seasonal fluctuations.

Critical Accounting Policies

The Company’s critical accounting policies include the following:

Research and Development Costs - Research and development costs are expensed as incurred in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” The costs of materials and other costs acquired for research and development activities are charged to expense as incurred. Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities.

Revenue Recognition - The Company recognizes revenues from goods and services when there is a binding agreement, the product has been completely shipped or service has been delivered, collection is reasonably assured, and the Company has no significant obligations remaining. Portions of the purchase price of the Company’s products collected from customers in advance of product delivery are recorded as deferred revenue. Therefore, revenues from the sale of SparrowHawk gyroplane kits are not recorded until all kit components and parts are delivered to the customer and collection of any remaining amounts due is reasonably assured.

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

Financial Instruments with Characteristics of Both Liabilities and Equity - In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The statement was effective on July 1, 2003 for financial instruments entered into or modified after May 31, 2003, and otherwise effective for existing financial instruments entered into before May 31, 2003. The adoption of SFAS No. 150 resulted in the reporting of the Company’s Series B 15% Preferred Stock and a put option obligation as liabilities. The carrying value of the Series B 15% Preferred Stock was the same before and after adoption of SFAS No. 150, and therefore no cumulative effect adjustment was required.

Stock-Based Compensation - Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. Under this transition method, the Company recorded compensation expense on a straight-line basis of $186,000 for the three months ended March 31, 2007 and $604,000 for the nine months ended March 31, 2007,for: (a) the vesting of options granted prior to January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to June 30, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R)). In accordance with the modified prospective application method, results for the three months and six months ended December 31, 2005 have not been restated.

The stock-based compensation expense for the three months and nine months ended March 31, 2007 has been allocated to the various categories of costs and expenses in a manner similar to the allocation of payroll expense. There was no stock compensation expense capitalized during the three months and nine months ended March 31, 2007. During the nine months ended March 31, 2007, options to purchase 14,420,000 shares of the Company’s common stock were issued to the Company’s employees, with exercise prices ranging from $0.14 to $0.25 per share.

The fair value of stock options is computed using the Black-Scholes valuation model, which model utilizes inputs that are subject to change over time, and includes assumptions made by the Company with respect to the volatility of the market price of the Company’s common stock, risk-free interest rates, requisite service periods, and the assumed life and vesting of stock options and stock-based awards. As new options or stock-based awards are granted and vest, additional non-cash compensation expense will be recorded by the Company.

Non-Employee Stock Options and Warrants - In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company estimates the fair value of the consideration recorded for stock options and warrants issued to non-employees using the Black-Scholes option-pricing model. For those stock options and warrants that have variable characteristics, the Company will continue to use this methodology to periodically reassess the fair value of the consideration to determine if the value of the consideration recorded in the consolidated financial statements requires adjustment. Changes in the assumptions used in the option-pricing model, including the market price of the Company’s common stock and risk-free interest rates, may result in fluctuations in the estimated fair value and carrying value of the consideration recorded for variable non-employee stock options and warrants.

Recently Issued Accounting Pronouncements

The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for the fiscal year of adoption. The provisions of FIN 48 will be effective for the Company on July 1, 2007, and the Company has not yet determined the potential financial statement impact of adopting FIN 48.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

The FASB has issued SFAS Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The Company anticipates adopting SFAS No. 158 on June 30, 2007, and does not believe the adoption of the new accounting standard will result in a material impact on the consolidated financial statements of the Company since the Company currently does not sponsor the defined benefit pension or postretirement plans within the scope of the standard.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, although early adoption is permitted. The Company does not expect the adoption of this new standard will have a material impact on its consolidated financial statements.

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

The FASB has issued Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in the Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statement presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statement should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of this new accounting pronouncement had no material impact on the Company’s consolidated financial statements.

Item 3. Controls and Procedures

(A) Evaluation of disclosure controls and procedures

The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of March 31, 2007. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded, for the reasons described below, that the Company's disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms were not effective, as of the end of such period.

During the audit of the Company’s consolidated financial statements for the year ended June 30, 2005, management and the Company’s independent auditors identified a material weakness in the Company’s internal control over the financial reporting process relating to the identification, recording and reporting of cost of sales of the Company’s products, the cost of raw materials and parts inventories, and the cost of work-in-process inventories through the Company’s manufacturing and cost accounting software. In addition, the Company has not completely implemented the accounting module of this ERP software to enable the costs of the Company’s purchasing, manufacturing and sales activities to integrate with the financial statements of the Company.

During fiscal year 2006 and continuing during the first nine months of fiscal year 2007, the Company has been implementing the following actions to address the cost accounting weakness described above. The Company purchased an upgrade to the ERP system and has committed to fully implement the accounting module of the software. Training has been conducted for finance and other personnel of the Company in the use of the ERP software, and such training will continue during fiscal year 2007. Consultants from the vendor of the software have visited the Company and provided a report recommending improvements and providing instructions for fully integrating all modules of the software which the Company is using in its plans to strengthen controls. The Company has also hired a cost accountant experienced in a manufacturing environment similar to that of the Company. The Company believes that it will require six to nine months to implement the changes necessary to fully address the cost accounting weakness, and currently estimates the accounting module of the ERP software will be fully implemented in the fourth quarter of fiscal year 2007.

Management has also determined that a weakness in internal controls over financial reporting exists due to an overall lack of segregation of duties resulting from the limited number of personnel in the Company’s accounting department. The Company’s independent auditors have classified this weakness as a reportable condition. Management believes that as the Company expands with increased sales activities and government contract opportunities, additional accounting personnel will be added, resulting in improved ability to segregate key accounting and financial reporting duties.

(B) Changes in internal controls

Other than as described above, during the period covered by this report, there was no change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been a plaintiff in connection with four million shares of the Company’s common stock issued for the purposes of obtaining a foreign loan in Luxembourg in 1993. In that suit, the Company obtained injunctions in Germany and Luxembourg preventing those shares from being sold or liquidated. The Company prevailed in the case at appellate levels. The Company obtained a court order from Luxembourg to have the certificates returned to the Company. The shares were returned to the Company and were cancelled in May 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2007, the Company issued a total of 3,550,706 shares of its restricted common stock, primarily to accredited investors in transactions exempt from registration. These shares were issued at prices ranging from $0.16 to $0.22 per share through private placement offerings in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. In each case, the number of investors was limited, the investors were either accredited or otherwise qualified and had access to material information about the Company, and restrictions were placed on the resale of the securities sold. The prices per share recorded in these equity transactions approximated the quoted market price of the Company’s common stock. The shares were issued for the following consideration: 1,066,500 shares for cash of $213,000; 33,750 shares in payment of accrued expenses of $7,000; 766,814 shares in payment of interest expense of $151,000; 525,500 shares in payment of services of $103,000; 175,000 shares in reduction of deferred revenue of $35,000 and 983,142 shares in payment of the Company’s matching contribution to its 401(k) plan of $187,000. In addition, finders’ compensation on the sale of common stock totaled $5,000. The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

During the three months ended March 31, 2007, the Company issued options to purchase a total of 2,019,000 shares of its restricted common stock to investors in connection with the sale of common stock of the Company with an exercise price of $0.20 per share exercisable for periods of 1 to 2 years, and options and warrants to purchase 1,160,903 shares of its restricted common stock as a loan fee to lenders with exercise prices of $0.19 to $0.20 per share exercisable for a periods of 3 to 5 years. These securities were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. In each case, the number of investors was limited, the investors were either accredited or otherwise qualified and had access to material information about the Company, and restrictions were placed on the resale of the securities sold.

Item 3. Defaults Upon Senior Securities

The Company is current on its obligations pertaining to the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock. However, as more fully discussed under “Liquidity and Capital Resources” above, the Company is delinquent in making payments on notes payable to vendors and others totaling $551,000, notes payable to related parties totaling $2,179,000, and $911,000 of accrued interest payable on debt.

Item 4. Submission of Matters to a Vote of Security Holders

On February 13, 2007, the Company sought and obtained the written consent of a holder of in excess of 80% of the issued and outstanding shares of the Company’s Series B Preferred Stock to extend the redemption date of the Series B Preferred Stock from January 1, 2007 to May 1, 2007. The Company amended its Articles of Incorporation on February 13, 2007 to reflect the extension of the redemption date.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits (filed with this report unless indicated below):

3.1	Amendment to Fourth Restated Articles of Incorporation of Groen Brothers Aviation, Inc. (filed with the Company’s Form 10-QSB for the quarter ended December 31, 2006)

3.2	Second Amendment to Fourth Restated Articles of Incorporation of Groen Brothers Aviation, Inc. (included with the Company’s Report on Form 8-K filed May 11, 2007)

11	Statement re: computation of per share earnings (included in Note 3 to the Condensed Consolidated Financial Statements).

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROEN BROTHERS AVIATION, INC.

By: /s/ David Groen
David Groen, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2007

By: /s/ Dennis P. Gauger
Dennis P. Gauger, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Date: May 21, 2007