Form 10KSB
period 2007-06-30
GROEN BROTHERS AVIATION INC /UT/
filed 2007-10-15
CIK 870743

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 0-18958

Groen Brothers Aviation, Inc.
(Name of small business issuer in its charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0489865 (I.R.S. Employer Identification No.)

2640 W. California Avenue
Salt Lake City, Utah  84104-4593
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number, including area code:  (801) 973-0177

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]  No [   ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act    [   ] Yes  [ X ] No.

The issuer’s revenues for its most recent fiscal year were $3,403,000.

The aggregate market value of the voting stock, consisting solely of common stock, held by non-affiliates of the issuer computed by reference to the closing price of such stock was $20,952,000 as of September 18, 2007.

The number of shares outstanding of the Issuer’s no par value Common Stock as of October 12, 2007 was 154,848,181.

Documents Incorporated by Reference
None

Groen Brothers Aviation, Inc.
Annual Report on Form 10-KSB

PART I

Item 1.	Description of Business

Background

Groen Brothers Aviation, Inc. (the “Company") or (“GBA”) was originally incorporated in the State of Utah on July 28, 1980 as New Wave Energy.  Separately, on March 21, 1986, Sego Tool, Inc. was incorporated by brothers Jay1 and David Groen in order to enter the gyroplane business.  On September 18, 1990, the Groen brothers exchanged 100% of the common stock of Sego Tool, Inc. for 80% of the stock of New Wave Energy, an action that was in effect a reverse acquisition of New Wave by the owners of Sego Tool.  On October 23, 1990, the name of New Wave Energy was changed to Groen Brothers Aviation, Inc., and under this name, the Company became a fully reporting public corporation (stock symbol “GNBA”) to facilitate the raising of capital and to give minority shareholders the flexibility of owning publicly traded stock.  Hereafter, the "Company" refers to the small business issuer, Groen Brothers Aviation, Inc. (“GBA”) and its wholly-owned subsidiaries, Groen Brothers Aviation USA, Inc. (“GBA USA”) and, from December 2002 through November 2004, American Autogyro, Inc. (“AAI”).  Effective November 1, 2004, the Company merged AAI into GBA USA.  Unless otherwise stated, the financial activities described herein are those of GBA USA, which is the sole operating entity of the Company.

The initial objective of the Company, primarily through GBA USA, was to develop and market an easy-to-fly and cost-efficient gyroplane2 that could compete effectively in the general aviation market.  Initially, personal funds of the Groen brothers were used to build a proof-of-concept aircraft incorporating a design for the first collective pitch controlled semi-rigid teetering rotor system for a gyroplane.  This first prototype aircraft flew successfully in 1987, and as a result, the Company was able to obtain the support of private investors to begin the development of its second prototype gyroplane, the one-seat Hawk 1.

Following the successful flight of the Hawk 1 in 1992, the Company proceeded with the design of its third prototype, the two-seat Hawk H2X, which first flew in February 1997, incorporating a unique airfoil design enabling a smooth vertical takeoff at a world record-breaking density altitude for gyroplanes.  At this point, management recognized that the opportunities for gyroplanes, and for the Company, extended well beyond the original general aviation market objective, and had broad potential for commercial, governmental and military applications.  The Company’s focus was thus reoriented to the design of a larger four-seat gyroplane, the Hawk 4, intended for Federal Aviation Administration (“FAA”) certification with a wide range of potential commercial and public use applications.

Between 1997 and 2003 the Company designed and manufactured two prototype Hawk 4 gyroplanes, the first with a piston engine first flight in 1999 and the second, powered by a Rolls-Royce gas turbine, had its first flight in 2000.  Based on the superior operating performance of the aircraft with the gas turbine engine, the Company proceeded with its FAA certification program based on that engine.  While substantial progress was made in the lengthy and expensive certification process in the following two years, the deterioration in the market for technical stocks, particularly aerospace, after 9/11, constrained the Company’s funding capabilities.  Although the Company had been able to demonstrate the unique capabilities of the Hawk 4 through its participation in the official security arrangements for the 2002 Winter Olympics,  the Company suspended its flight testing of the Hawk 4 during the first quarter of fiscal 2003 due to lack of financial resources.  Further development toward commercial certification of the Hawk 4 has been deferred pending the obtaining of the funding necessary to complete it.

1 Jay Groen, founder and Chairman, died in October 2006.  David Groen, President and CEO, took on the additional title and duties of Chairman.
2  Descriptions of the characteristics of a gyroplane and its derivative, the gyrodyne, and a history of the development of these two aircraft types are provided at the end of this Background section.

The Company continues to believe that there is a substantial and potentially profitable market for the Hawk 4 and its derivatives, both for commercial and for so-called “Public Use” applications that do not require commercial certification.  The latter includes federal, state and local agencies across the nation, particularly Homeland Defense, and also governments of foreign countries.  In this context, the Company has had conversations with representatives of several countries with respect to setting up one or more joint ventures (“JV”) to certificate, manufacture and sell the Hawk series of gyroplanes.  As described below under “Company Products,” considerable progress has been made with certain Spanish entities in this regard.

While recognizing in fiscal year 2003 the infeasibility of continuing at that time with FAA certification of the Hawk 4, the Company also noted that the general aviation kit-plane market, which does not require the costly certification process of the Hawk 4, still lacked the safe, economical, easy-to-fly gyroplane that the Company originally intended to produce.  In the opinion of management, the kit-plane market could expand significantly as a result of new less restrictive FAA regulations.  Although thousands of kit-built small gyroplanes have been produced by a variety of manufacturers over many years, for the most part, the Company believed these gyroplanes did not incorporate a full understanding of gyroplane dynamics and that this contributed to the fact that fatality statistics of kit gyroplanes did not reflect the inherent safety of the gyroplane.  Because the Company has an important vested interest in the reputation for safety of gyroplanes in general, management believed that both to protect the reputation of the gyroplane and to take full advantage of an underserved market, the Company should enter this market.

To take advantage of these opportunities through utilization of its very considerable knowledge of gyroplane dynamics and aerodynamics built up over the years, the Company established American Autogyro, Inc. (“AAI”) in December 2002.   AAI started with the design and manufacture of a modification kit to enhance flight stability for another manufacturer’s home-built gyroplane and initiated delivery of such a kit in April 2003.  The Company reported its first revenues in the fiscal year ended June 30, 2003, largely from AAI flight training and the sales of these modification kits.  AAI was then tasked with developing a new small gyroplane, designed to aerospace standards, that would set a new standard for safety in that class of aircraft. The Company’s activities with this aircraft, later called the ‘SparrowHawk,’ and its derivatives are described under “Company Products.” Effective November 1, 2004, the Company merged AAI into GBA USA.  GBA USA is continuing the manufacturing, sales and marketing, and customer support functions of the SparrowHawk.

The Company also recognized that the knowledge and experience that it had gained from its work with the Hawk 4 had made it the preeminent authority on gyroplane technology and that that in the post  9/11 defense environment this technology had substantial military potential.  It could serve in a wide variety of roles ranging from gyroplanes as unmanned air vehicles (“UAV”s) and to gyrodynes as heavy lift Vertical Take-off and Landing (“VTOL”) transports and as high speed helicopters.  Furthermore, the technology could be further developed to enable the design of runway independent commercial aircraft.

Starting in fiscal 2003, the Company made presentations to the U.S. Defense Advanced Research Projects Agency (“DARPA”) and to other military agencies and also to public aerospace companies.  Emerging from these efforts, on November 7, 2005, the Company announced that DARPA had selected a Company-led team to design a proof of concept high-speed, long range, VTOL aircraft.  This modern rotorcraft, named the “Heliplane” by DARPA, is intended as a demonstrator aircraft for potential use in combat search and rescue roles and is designed to fly at a forward speed of 400 mph with a 1,150 mile range, a speed twice as fast as a helicopter, to offer the VTOL capability of a helicopter, the fast forward flight of an airplane, and the safety, simplicity and reliability of a GBA gyroplane, and is designed to exploit the Company’s gyrodyne technology.  On August 31, 2007, the DARPA contract was modified to extend the term of Phase One thereunder from a period of 15 to 23 months and to increase the total funding in Phase One from $6.4 to $10.4 million.  The Company is nearing the end of Phase One of the four Phase program, and anticipates a Phase Two award by mid fiscal year 2008.  There can be no guarantee, however, that Phase Two will be awarded.

DARPA is the central research and development organization for the US Department of Defense (“DoD”).  It manages and directs select basic and applied research for DoD, emphasizing technology development projects where payoff is high and where success may provide dramatic advances in the capabilities of this country’s combat forces.  Under its DARPA contract, the Company retains the rights for both military and commercial use of the technology emerging from the Heliplane contract and continues to pursue potential opportunities for this and other of its technologies in the UAV and VTOL fields.  Under this contract, DARPA retains a “paid up for life” license to the military use of this technology.

Gyroplane and Gyrodyne Technology

Autorotative flight was developed in 1919 by Spanish aviator, Juan de la Cierva, with the objective of eliminating the risk of stalling inherent in all fixed wing aircraft when forward speed drops below a critical speed.  De la Cierva named and trademarked his invention as the “autogiro,” which means “self turning” or “autorotation.”  The rotary wing of a gyroplane3, however, powered in flight only by the onrushing air, much like a windmill, will not stall because a reduction in forward speed with the rotor blades in autorotation, will not result in any sudden loss of lift.  As speed decreases, a gyroplane will begin to descend, right side up and controllable, as its rotating wing continues to provide lift with the upward flow of air driving the rotor.  This provides the gyroplane with an important inherent safety advantage over a conventional airplane for activities requiring low altitude and low speed operations.

For such low, slow flying missions, a gyroplane has a similar safety advantage over a helicopter.  The helicopter obtains its lift from its engine-powered rotor blades pulling the air downwards, creating an upward force on the rotor, enabling the helicopter to hover.  This, however, also makes the aircraft unstable, and difficult to fly, since a loss of power to a helicopter rotor will cause an immediate loss of lift.  Only with sufficient forward speed or altitude will a skilled pilot have sufficient time to put a helicopter into autorotation, and thus make a controlled landing while operating as a gyroplane, although without the benefit of rotor blades optimized for gyroplane flight.  A helicopter is also more mechanically complex than a gyroplane, requiring additional safety-critical systems, notably a transmission between engine and main rotor, and a tail rotor with its transmission needed to offset the torque in the system created by the powering of the rotor in flight.  For these reasons, a gyroplane, not requiring a tail rotor or complex transmission because its rotor is not driven by its engine, is inherently safer, simpler, quieter and  easier to operate while much less expensive to maintain than a helicopter.

3  Gyroplane is an official term now designated by the FAA to describe an aircraft that gets its lift from rotor blades and its thrust from an engine-driven propeller either in front, the tractor configuration, or at the rear, the pusher configuration.

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

In summary, gyroplanes in flight, being in constant autorotation, are much safer in low and slow flight than either airplanes or helicopters.  Airplanes flying low and slow risk a stall/spin crash, which cannot happen in a gyroplane.  If power fails in a gyroplane, the autorotation continues and the aircraft can be guided softly to the ground from any altitude.  When power fails in a helicopter, the pilot must convert from powered flight to autorotative flight to keep the rotor blades turning.  This is an unforgiving process, requiring a skilled, practiced, accurate, and rapid reaction by the pilot, and it requires a minimum altitude and/or airspeed to be performed safely.  If a power failure occurs when a helicopter is operating with insufficient altitude or speed, specifically if operating within the “height-velocity” curve shown on graphs in the helicopter’s flight manual (informally known as the “dead man’s curve”), the pilot will not be able to avoid a crash landing.

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

Interrupted History of the Gyroplane

 In the 1920s and 1930s, following the successful flights of the Spaniard, Juan de la Cierva, the originator of the autogiro or gyroplane,  Harold Pitcairn and his colleague Walter Kellett, under license from Cierva, designed and built a series of gyroplanes in America, which eventually made vertical takeoffs and landings.  Their efforts resulted in the autogiro concept proving commercially successful in many applications during the 1930s and early 1940s.  An outstanding example was its use by the U.S. Postal Service for nearly ten years to deliver mail from the roofs of post offices.  Thousands of flights carrying mail were performed by Kellett and Pitcairn gyroplanes flying in Camden, Philadelphia, Chicago, New Orleans, Washington, D.C., and other cities.

Funding for development of aircraft for the private market had collapsed in the years of the Great Depression and in the build up toward Word War II, the main source of investment in aviation came from the U.S. military.  At the time, Igor Sikorsky, who was an important designer of transport airplanes for the government, recognized the potential of a helicopter to the military.  After licensing rotor technology from Pitcairn, he convinced the U.S. military to invest in the helicopter as the next logical step in the evolution of rotorcraft, promising more versatility for military purposes than the gyroplane.  This commitment to the helicopter effectively ended government funding for technical development of the gyroplane.

After World War II, there was a brief and modest resurgence as investors enabled three private companies to develop two-seat commercial gyroplanes that were certified by the FAA:  the Umbaugh (later the Air & Space 18A), the Avian (a Canadian design of that same period that reached FAA certification, but was never produced), and the McCulloch J-2.  In each case, as an expedient to FAA certification, the designers adapted helicopter rotors and blades, and thus did not fully use the gyroplane technology created by their 1930s predecessors.  As a result, none of these civilian gyroplanes performed well and their companies failed.

More significantly, during the 1950s, Igor Bensen, who had been a principal in General Electric’s rotary wing program after World War II, developed a home-built open-frame gyroplane kit for amateurs, which he called the “gyrocopter.”  Stemming from this initiative, home-built kits, mostly seating one person, became popular with enthusiasts and more than a dozen small manufacturers have produced and sold several thousand kits.

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

While the Vietnam War clearly demonstrated the versatility of vertical flight, it also demonstrated that the helicopter was too expensive, both to purchase and to operate, for widespread civilian use.  Large helicopter manufacturers have thus found that the civilian side of helicopter with current production technology has not been sufficiently profitable to encourage major investment. Nevertheless, companies such as Boeing and Bell, that have committed large capital outlays toward helicopter and tilt-rotor technology for military applications, recognize vertical takeoff and landing has substantial commercial potential.  These companies continue to look for civilian use of that technology as evidenced by their investment into the development of aircraft targeted for commercial use, including a civilian tilt-rotor.  This indicates to the Company the correctness of its opinion that with the right technology there is a substantial civilian market for a VTOL aircraft.

Company Products

GBA Hawk 4 Gyroplane

The first pre-production piston-engine version of the four-seat Hawk 4 flew in September 1999, followed by the turbine-engine version in July 20004.  This latter aircraft, powered by a Rolls-Royce Model 250 420shp turboprop engine, was developed to become the Company’s first major production aircraft.  It incorporates rotor blades optimized for autorotative flight and the Company’s patented rotor head with infinitely variable collective pitch control.  This enables the pilot to optimize the rotor blade pitch to the existing conditions and attain a smoothly controlled ultra-short ground roll for both take-off and landing.  The turbine engine further contributes to the reliability, maintainability, payload and low operating cost characteristics of the aircraft.  The Company has flown the Hawk 4 in several hundred incident-free sorties and hundreds of hours of flight time in its pre-certification flight-test program.

4 The piston-powered Hawk 4, although with space for a pilot and four passengers, was limited by payload to four occupants.  The more powerful turbine version can carry a pilot and four passengers.

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

As operation in the United States by Federal, State or Local Government agencies is exempted from commercial certification requirements under Public Use laws, each of these opportunities would give the Company the opportunity to begin receiving revenues ahead of FAA certification.  This would, as a result, reduce the need for funding to permit the start of production of the Hawk 4.  Consistent with this objective, the Company has continued to present the case for the Hawk 4's utility in this role to members of Congress, appropriate Federal Agencies, and to State and local agencies across the nation, and, importantly, with similar agencies of friendly foreign governments. In this context, the Company has had conversations with representatives of several countries with respect to setting up a joint venture to certificate, manufacture and sell the Hawk series of gyroplanes.

From an early stage of such discussions, it was recognized that the most serious interest in this project was coming from Spain and that that country presented an attractive combination of market potential, available skills and funding sources, and favorable legal and political environment.  As a result, the Company has been diligently seeking to set up a JV through which the Hawk 4 could be certified under FAA and European regulations.  The objective, in broad terms, is for GBA to provide the JV with its Hawk 4 technology and oversee and participate in the certification program (on commercial terms), while the other partners, governmental and industrial, would provide funding, manufacturing, and other resources.  GBA would be a significant minority shareholder and the recipient of royalties on aircraft sales.

As early as fiscal 2004, after favorable technical recommendations from a Spanish due diligence team, the Company believed that such an agreement with a mid-size Spanish aerospace company as the industrial partner was close at hand.  At a late stage, however, that company decided that in the very poor economic climate in the aerospace industry at that time, it would cease investing in aerospace in favor of its more profitable non-aerospace activities.

In fiscal 2007, however, the Company obtained renewed interest from the government of Aragon, an Autonomous Community within Spain, and in December 2006 entered into a Memorandum of Understanding with Aragon to set up such a JV.  Since that time, the investment advisors for Aragon have been undertaking due diligence on the project, presenting the project to potential industrial partners and undertaking preliminary discussions with regard to funding with the Spanish government authorities.  In early fiscal year 2008, representatives of GBA and Aragon met with representatives of CDTI5, the investment arm of the central Spanish government’s Ministry of Industry, Tourism and Commerce.  The Company has been advised that the results of this meeting were favorable and that CDTI has asked Aragon and other potential partners to enter into the formal process for funding requests.  While the Company can give no assurance that the JV will be established, or that if established it will be successful, the Company believes that the potential investors in the JV have the capability to fund such a project and, in the opinion of management, that they are likely to have access to a significant market for the Hawk 4.  The Company believes that the proposed JV offers a viable prospect for the Company to profit from its considerable investment in the Hawk 4 and gyroplane technology.

SparrowHawk Gyroplane and Derivatives

Starting in fiscal 2003, AAI undertook the task of designing its own two-seat piston engine powered gyroplane that it named the SparrowHawk.  This aircraft, incorporating safety features based on aerospace standards, offers performance, stability and comfort standards that AAI believes are superior to any competitive kit-built gyroplane in its class.  AAI finalized the design of the SparrowHawk in the fiscal year ended June 30, 2004, and began deliveries of kits for the home built market in the third quarter of that fiscal year. In addition, the Company developed and continues to sell, modification kits designed to improve in-flight stability and safety for another manufacturer’s kit gyroplane.

In December 2005, the Company announced the introduction of its improved SparrowHawk model, the SparrowHawk II.  SparrowHawk II offered added comfort and robustness, and reduced the time and effort, needed by the customer to build the aircraft.  The Company has continued to design improvements for the SparrowHawk II during fiscal 2007 and in the first half of fiscal 2008 will be introducing new version called the SparrowHawk Quick Build.  As the name implies, the primary objective for the ‘Quick Build’ is a significant further reduction of time and effort on the part of the purchaser in building the aircraft, while maintaining conformity with FAA regulations.  Careful attention has been paid to existing customer input and to the needs of potential customers.  Many of the latter have the financial resources to purchase an aircraft, but have limited time to complete the build process.  Through a thorough assessment of the build process, changes in the design manufacture and product delivery, the time to assemble the kit by a typical purchaser is expected to be in the order of 300 hours, cutting build time in half.  Deliveries of the Quick Build kit begin in October 2007.  All future aircraft will be manufactured to the SparrowHawk QB standard.

The Company began deliveries of SparrowHawk kits during the third quarter of its fiscal year ended June 30, 2004, recording initial revenues from this aircraft in the fourth quarter of fiscal year 2004.  During the years ended June 30, 2007 and 2006, the Company reported revenues from the sale of SparrowHawk kits and parts of $562,000 and $667,000.  The Company has received advance payments from dealers and customers on SparrowHawk gyroplane kit orders during the past several quarters, which have been recorded as deferred revenue.  Additional revenues have also been received from the sale of modification kits, flight training and from contract manufacturing; however, these revenue sources have not been, and are not projected to be, significant to the Company.

5 Center for Development of Technology for Industry

During fiscal year 2005, the FAA announced the establishment of a new category of aircraft, called Light Sport Aircraft (LSA), which permits manufacturers to produce and sell small, non-complex, fully assembled aircraft without the necessity of fulfilling the requirements for an FAA “Type-Certificate.”  While helicopters have been excluded from the LSA category as being too complex, gyroplanes are included, but in view of the limited experience of the FAA with gyroplanes, initially in a sub-category defined as Experimental Light Sport Aircraft (E-LSA).  The E-LSA category for gyroplanes will end in 2008.  The Company has petitioned the FAA for a “deviation” from the regulation that would permit it to produce and sell complete aircraft that meet the LSA standards, with the expectation that the experience gained and demonstrated will justify full LSA authorization for gyroplanes.  The Experimental Aircraft Association (EAA) filed with the FAA a “letter in support” of the Company’s petition for deviation.

Management believes a large market is likely to arise within the United States as a result of this FAA action.  The Company believes that its technology will be well suited to this market and be capable of conforming to the new regulations.  The Company has therefore initiated the design of a new light gyroplane, called the SportHawk that would meet the LSA regulations.

As previously noted, the Company identified an important untapped potential market for the Hawk 4 as a patrol and surveillance aircraft, both in the United States and overseas.   It has now become evident that as a derivative of its SportHawk design, a smaller, professionally designed aircraft with low purchase and operating costs that can operate “off airport” and is easy to maintain and fly, would also have important applications for patrol surveillance.  This is particularly the case in parts of the world where skilled helicopter pilots and maintenance personnel are not readily available.  For this reason, the Company believes the SparrowHawk or its derivatives sold as a fully assembled aircraft could be expected to be popular with law enforcement agencies around the world.

The Company’s discussions with the Office of Domestic Preparedness (“ODP”) on gyroplane usage have emphasized the merits of the SparrowHawk as a readily available, ultra-low cost air surveillance vehicle.  Similarly, discussions have been held with the Department of Defense (“DOD”) for the use of gyroplanes for mine and bomb detection to counter those threats in Iraq and elsewhere, emphasizing again its low cost and early availability in relation to other solutions.  Sales representatives have also been appointed in Korea and India to present the capabilities of small gyroplanes to government agencies in those countries, and the Company has held meetings with several agencies in China in relation to the use of the SparrowHawk in China.

Consistent with the design advances that are being incorporated into the SportHawk for the civilian market, and with the knowledge gained by these discussions with potential customers, as mentioned above, the Company has initiated design of a corresponding SportHawk derivative directed toward government markets, which it is naming the ShadowHawk Gyroplane.

As a result of the new FAA regulations and the opportunities for government acquisition of fully assembled aircraft, the SportHawk and ShadowHawk can be sold as complete aircraft, rather than as kits like the SparrowHawk.  The Company believes that the production of complete aircraft will enable it to maintain quality control over the finished product, eliminate the delay between delivery and in-service dates, and overall enable the product and Company to be more effectively branded.

Unmanned Gyroplane Contract

The relative mechanical simplicity and aerodynamic stability of the gyroplane and gyrodyne in comparison to a helicopter or other vertical lift aircraft allows both aircraft to be potential candidates for unmanned as well as manned applications.  GBA has been approached separately by two aerospace companies with proposals to assist them in the design of unmanned gyroplanes for two different US military applications.

The Company has  been engaged as a subcontractor to one of these companies for a project called PAS (Precision Airdrop System) that is projected to produce an unmanned gyroplane rotorcraft for military supply missions, missions now served with much less accuracy by parachutes.  GBA has been engaged by this major aerospace company to design, and ultimately manufacture, the rotor system and fuselage using their guidance system.  A large-scale model designed and built by GBA was successfully flown on a military test range in July of 2007, demonstrating the effectiveness of this technology.  The project is expected to proceed to full-scale demonstrator development beginning in 2008.  If successful, it is possible that the Company could receive a significant order for full-scale production for these aircraft as early as 2009.

The Company’s DARPA “Heliplane” Gyrodyne Contract

The Company’s technology is fully scalable and readily adaptable to the gyroplane’s derivative form, the gyrodyne.  As detailed earlier, the gyrodyne is a rotary wing aircraft that uses “tipjets” for short duration power permitting pure vertical takeoff and landing, providing the capability to hover.  During the en-route portion of the flight the tipjets are turned off and the gyrodyne flies as a gyroplane in autorotation.  Such an aircraft is capable of both lifting substantial payloads in gyrodyne mode and covering substantial range as a gyroplane.  The British Fairey Rotodyne aircraft demonstrated the technical validity of this concept in the 1960's.  With the application of modern technology developed by the Company, the concept is ready to be turned into a highly utilitarian aircraft platform, with many diverse applications.

In recognition of these capabilities, over the past three years the Company has been assessing military applications of its gyrodyne technology to conceptual designs for a vertical takeoff aircraft with payload and range capabilities that no aerospace manufacturer has been able to offer and that would contribute to the military and security needs of the United States Government.  As a consequence, the Company has been able to respond to requests for proposals from government agencies and military commands.  These submissions have ranged from small UAV gyroplanes to large vertical takeoff and landing (“VTOL”) freighters.  Applications have also been made in partnership with either a major aerospace company or an academic institution with preeminent aerospace credentials.

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

Phase One of this potential multi-year $55 million four-phase Heliplane program began with a 15-month $6.4 million award to develop the preliminary design and perform key technology demonstrations.  On September 19, 2007, the DARPA contract was modified, increasing the contract award from $6.4 million to $10.4 million, and extending the term of Phase One from 15 to 23 months.  Substantial portions of Phase One payments are paid by the Company to subcontractors and consultants hired by the Company.  Payments under this contract are conditional upon the Company attaining several milestone objectives during the course of Phase One of the contract.

The Company recognizes revenue on this contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA.  At that time, DARPA will instruct the Company to submit an invoice for payment for the respective milestone at the amounts specified in the contract.  Through December 31, 2006, contract-related expenses incurred by the Company for each milestone of the contract, including its own labor, travel, supplies and other costs, and the costs of subcontractors and consultants, were deferred and expensed to cost of sales as the contract revenue for the milestone was recognized.  The Company is currently experiencing a negative profit margin on the DARPA contract; therefore, all contract-related costs and expenses incurred subsequent to December 31, 2006 have been expensed as incurred.  Through June 30, 2007, the Company completed the first four milestones and substantially all of the fifth milestone of Phase One of the DARPA contract, and recognized revenues totaling $4,790,000, $2,350,000 recognized in the fiscal year ended June 30, 2006 and $2,440,000 recognized in the current fiscal year ended June 30, 2007.

The Heliplane gyrodyne represents the possible model for the next generation rotor wing aircraft, meeting economy and performance goals not considered achievable by any other type of VTOL aircraft.  As the Company’s gyrodyne technology is scalable to much larger aircraft, it has potential applications for both heavy lift, high speed VTOL military aircraft and for runway independent commercial airliners.  The Company has been actively engaged in discussions with government agencies and potential aerospace strategic partners in this country with respect to military and commercial gyrodyne and gyroplane applications, and in Europe, India, and China with respect to commercial gyroplane applications.

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

The gyrodyne technology developed for the Heliplane also has direct application to the design of short-range vertical take off and landing (“VTOL”) commercial airliners that are runway independent.  Growth in the economy can produce heavy demand for aircraft that do not require the use of increasingly congested runways and are not limited by air traffic control constraints, and the Company anticipates an opportunity to develop such an aircraft.  By using the airframe of an existing type-certificated production airplane and adding the Company’s rotor system, gyrodyne airliners can be delivered for substantially less investment and in less time than would normally be required to bring a new airliner to market.  The Company’s longer-range plans have identified opportunities for large (18-60 seat) gyrodynes to provide commercial passenger service in short and medium-range markets.

The proposals that the Company has presented, or participated in presenting, have been well received and helped generate credibility for the value of the Company’s technology among key segments of the aerospace industry.  The Company will continue to seek opportunities to obtain government research and development contracts for use of its technology in both military and civilian agency fields where it believes that it can offer meaningful advantages in performance or cost over competing technologies.

Market

Management believes that it is in the national interest that the Company’s unique gyroplane technology is developed.  The terrorist actions of September 11, 2001 and later, have triggered important new opportunities to use the Company’s technology in new counter-terrorism markets.  The new circumstance of our country, as well as other countries, is requiring sharply increased levels of vigilance by many branches of government to protect critical national assets against terrorist attack.  Public use regulations would permit the Hawk 4 to be utilized as a highly efficient, safe, and inexpensive means of providing needed surveillance by government agencies for such roles. These include border patrol as well as protection of pipelines, nuclear power plants and key transportation infrastructures for which the Hawk 4 is particularly well suited, performing such missions far more effectively, and often at far lower cost, than other air or ground vehicles.

The attempted shooting down of an Israeli commercial aircraft approaching Mombassa airport in Kenya by Al Qaeda terrorists using surface-to-air “SAM” man-portable missiles has made the protection of commercial aircraft from such missile attacks an extremely important issue.  Several proposals have been made to fit military missile defense systems to commercial aircraft, but research undertaken under Homeland Defense contracts has indicated that these approaches are extremely expensive, and would take years to develop and install.  Significantly, however, the Kenya incident precisely fits the scenario presented by the Company as a serious risk to the Salt Lake City 2002 Winter Olympics, which resulted in the Hawk 4 demonstrating its capacity to guard against such an attack.  The subsequent arrest in New York of individuals attempting to import Russian SAM missiles into the United States heightened concerns about this threat.

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

Government Regulation

The nature of aviation products has resulted in their manufacture being regulated by governments for public safety, national defense, and economic and/or political purposes.  Such regulations vary widely by country, by product type and by usage.  The Company’s products and intended products are principally impacted by United States laws and regulations, but also by requirements in its export markets.  As its products can be used for private, commercial, public agency or military purposes, their sale and operation are governed by regulations appropriate to each category.  Developmental flight testing of the Company’s aircraft is carried out under exemption rules covering experimental aircraft.  The following section reviews the principal regulations applicable to each category of the Company’s activities in the United States.

GBA Hawk 4 Series Gyroplanes

Commercial or Private Use:  FAA certification is the process by which the United States government ensures that aircraft sold into the US civil market meet appropriate standards for all civil users.  FAA certification is not required by military aircraft and by many aircraft in “Public Use,” roles operated by Federal, State or local agencies.  Civil aircraft operated outside the United States are regulated by the authorities of those countries and may be required to obtain additional certification.  The analysis and testing leading to a US certificate is, however, currently acceptable in most foreign countries as the basis for granting certification in those countries.

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

The regulations pertaining to aircraft certification are contained in Title 14 of the United States Code, the “Federal Aviation Regulations” (FAR).  Aircraft in the category of the Company’s Hawk 4 aircraft, to be operated commercially or privately, must receive a Type Certificate under Part 27 (normal category rotorcraft weighing less than 6,000 lbs) of the FAR, while the Production Certificate must be obtained under Part 21 of the FAR.

Public Use: The Company’s efforts to sell its Hawk 4 to government agencies in the United States is based on the specific exemption for operation of aircraft used by government agencies as authorized by Federal Public Law 103-411, which defines what is a “public aircraft operation.”  This law permits training and flights in “public aircraft” for performance of the following governmental functions:

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

(i) transporting property for commercial purposes; or
(ii) transporting passengers other than –

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

GBA SparrowHawk Gyroplanes

Homebuilt Kit Aircraft:  While it might be possible to design and manufacture a gyroplane in the size and performance class of the SparrowHawk to meet the FAA FAR Parts 21 and 27 regulations that the Hawk 4 is designed to meet, the Company has not chosen to do this.  The Company’s entry to the SparrowHawk market has been through the alternative path of producing homebuilt aircraft kits for which there is an established market.  Homebuilt aircraft kits are permitted by the FAA under its FAR Part 21 regulations governing the certification and operation of amateur-built aircraft.  Such kits, however, require that the majority portion of the kit be built by an amateur (the “51% rule”), limiting the manufacturer’s portion to 49%.

Light Sport Aircraft:  The FAA issued new regulations in 2004 defining a new classification of aircraft called Light Sport Aircraft (“LSA”) and regulated in two categories, namely Special Light Sport Aircraft (“SLSA”) and Experimental Light Sport Aircraft (“E-LSA”).  These regulations define an LSA by specific detailed limits upon size, weight, speed, and complexity.  The LSA regulations specifically exclude helicopters and other aircraft types considered to be overly complex for the LSA classification.  Such aircraft are not limited by the 51% rule, with the manufacturer permitted to fully build the aircraft.

Aircraft conforming to the SLSA category, must in addition to the basic LSA limitations, be designed and manufactured to certain defined standards that include requirements such as, for example, the need for engines that are either FAA-certified or have parts traceability.

Unlike helicopters, gyroplanes are not specifically excluded from the LSA classification, but in view of the FAA’s relative unfamiliarity with the type, are eligible for a subcategory defined as Experimental or E-LSA.  E-LSA aircraft must meet the LSA size, weight and other limits and can be sold as fully assembled aircraft, but are not required to meet the SLSA manufacturing standards.  Manufacture of E-LSA aircraft is, however, limited to the period ending January 31, 2008.

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

Distribution and Marketing

It has been the Company’s plan to market the Hawk 4 through a dealer network, both in the United States and the rest of the world. A GBA Authorized Dealer network with 14 United States dealers, 3 International dealers and over 60 national sales representatives was established and these dealers placed firm orders with deposits for 145 Hawk 4 gyroplanes.  As of June 30, 2007, dealer deposits totaled $2,145,000, which amount has been reported as a long-term liability in the accompanying consolidated financial statements.  The deposit guarantees a delivery sequence number and represents a percentage of the total estimated purchase price.  The Company has also issued common stock to dealers as partial consideration for the delay in the certification of the Hawk 4 Gyroplane.  These costs have been charged to interest expense as incurred.  The dealers have been given the opportunity to convert a portion of their deposits into shares of the Company’s restricted common stock.  As stockholders of the Company, the dealers are considered related parties. In the event of a successful establishment of a joint venture for the Hawk 4 in Spain, the distribution rights of the dealers for commercial sales may be transferred from GBA to the JV.  Public use and military sales of the Hawk 4 will be made directly by the Company or by its prospective Spanish JV.

All the Company’s government marketing and therefore its responses to requests for proposals to participate in research and development programs suited to its technology have been directed exclusively to the United States Government.

As discussed previously, the Company is building a dealer network for the sales of its SparrowHawk gyroplane kits, primarily throughout North America with some international locations.  This dealer network will be the principal means of marketing and selling it SparrowHawk kits, and the Company intends to sell its kits primarily through this network.  Through the date of this filing, 36 dealerships have been established, 29 in the United States and 7 internationally. Sales representatives have also been appointed in Korea and India to present the capabilities of the SparrowHawk for civil use to government agencies in those countries.

The Company continues to place a particular focus on demonstrations of the SparrowHawk at regional and national air shows attended by kit-built aircraft enthusiasts.  Together with several of its dealers, it has given demonstrations to attendees at the Popular Rotorcraft Association Show at Mentone, Indiana, the Experimental Aircraft Association (EAA) Show at Oshkosh, Wisconsin, the EAA Sun ‘n Fun Show in Lakeland, Florida, and the Bensen Days Show in Wauchula, Florida.  Additional demonstrations have been given by dealers at shows in Arizona, Texas, Florida and Washington.  As the dealer network expands, it can be expected that the exposure of potential customers to the merits of the SparrowHawk will increase.

In recognition that many of the opportunities for use of the Company’s gyroplane products lay in Asia, in fiscal 2005 the Company hired Mr. Jason Chen, as Vice President of Business Development in Asia, who is now leading the Company’s efforts in that continent.  As a result of the hiring of Mr. Chen, executive officers and employees of the Company have met in China with government officials and aerospace executives on several occasions.  In these meetings, Company representatives made presentations covering the application of the Company’s gyroplane and gyrodyne technologies to China’s commercial needs.  The presentations were well received and resulted in the Company being invited back to China to discuss specific proposals for joint ventures or cooperation.

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

Competition

To the Company’s knowledge, no other gyroplane is being prepared for commercial FAA certification, nor are any certified commercial gyroplanes currently being manufactured.  The sole company known to be developing modern gyroplane technology, is CarterCopters, LLC (Carter).  Carter, like the Company, has identified the potential for a safe and efficient gyroplane that can operate without the need for a runway.  Carter has, however, approached the market from a very different perspective than the Company.  Carter has stated that its business strategy is to be a technology development company, not a manufacturer, and therefore, for these reasons the CarterCopter does not represent any direct competition to the Hawk 4.

Competition for the Hawk 4 lies largely in the helicopter segment, although the aircraft is competitive with airplanes for certain missions and is expected to obtain part of its market from fixed–wing markets.  Its principal competitors are therefore comparably-sized turbine-powered helicopters, with similar speed, payload and range capabilities, notably the Schweizer 333, the Enstrom 480, the Bell 206BIII and the MD 500E.  The Company believes that the much lower maintenance cost, greater daily utilization capability and inherent safety will enable the Hawk 4 to compete effectively against these aircraft as well as the lower cost, but lower-performing piston-powered Robinson R44.

Competitive aircraft to the SparrowHawk in the two-seat closed cockpit kit class are principally the side-by-side two-seat RAF 2000, previously produced in Canada, but whose operations have been acquired by a South African party, and the tandem Sycamore produced in South Africa.  The Company believes that its SparrowHawk has important advantages in its flying characteristics and safety over the RAF 2000 and the Sycamore.  There are also several manufacturers of kits for amateur-built aircraft, including fixed wing, helicopter and other aircraft, that represent competition for the Company’s kit built SparrowHawk gyroplane.  Two new fully-built gyroplanes have entered the E-LSA market during fiscal 2007, the Xenon from France and the Sportcopter from Oregon and will be future competition for the Company’s SportHawk when it enters the market.

As the Company’s gyrodyne technology is principally directed towards missions that require either VTOL or near VTOL capability, its most significant competition comes from helicopters or hybrid aircraft that combine both helicopter and airplane characteristics.  For high speed and heavy lift applications, both civil and military, these include tiltrotors in both two and four rotor configurations, proposed by Bell and Boeing, compound tandem helicopters with augmented lift from small wings and augmented thrust from external jet engines, proposed by Boeing and coaxial twin rotor helicopters proposed by Sikorsky.   The Company believes that inherent advantages in its technology allow it to compete effectively with these approaches.

Patents

The Company presently owns several patents that relate to collective pitch and flight controls.  The important element of these patents is collective pitch control on a semi-rigid, teetering rotor head for gyroplanes.  This application is differentiated from similar sounding claims for helicopters, as this concept has never before been applied to gyroplanes.  The patent claims are written very broadly, which makes it difficult to design around them.  The Company’s patent opportunity existed because of a fifty-year hiatus in development in gyroplane technology.

Royalty Commitments

Royalty payments of 1% of the gross sales price of gyroplanes are to be paid in total to the Company’s founders, David Groen and the estate of the late Jay Groen.  Through June 30, 2007, royalties payable totaled $12,500 to each of these parties.

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

Research and Development Expenditures

Total research and development expenditures incurred by the Company for the years ended June 30, 2007 and June 30, 2006 were $1,555,000 and $2,534,000, respectively.

Employees

As of June 30, 2007, the Company had 90 full time employees and 92 total employees.

Item 2.	Description of Property

The Company leases its development/manufacturing facility located at 2640 W. California Avenue, Salt Lake City, Utah from an unrelated party.  This property of approximately 25,000 square feet, houses the Company’s headquarters and its administrative offices, and within this facility the Company conducts research and development and government contract activities, and manufactures parts and assembles kits for the SparrowHawk.  The Company’s lease extends through September 2010.

In addition, the Company leases a flight facility in Buckeye Airport, Arizona, of approximately 12,000 square feet, on a month-to-month basis, which it manages on behalf of the Airport Authority.  The principal flight testing of the Company’s aircraft and flight training, including gyroplane training of FAA pilots, takes place at Buckeye, as well as flight demonstrations to customers and other parties.

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

The Company is subject to the potential of various claims and legal actions arising in the ordinary course of business, including certain matters relating to past due amounts to creditors.  The past due amounts are recorded as liabilities in the Company’s consolidated financial statements, and management believes that the amount, if any, that may result from other claims will not have a material adverse effect on the consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

PART II

Item 5:	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Market Information.

The common stock of the Company, no par value, is currently traded over the counter and is listed on the OTC Bulletin Board under the symbol “GNBA.OB.”  The following table sets forth the approximate range of high and low closing prices for the common stock of the Company during the periods indicated.  The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

	Closing Prices

Fiscal Year Ended June 30:	High	Low

2007 First Quarter	$0.18	$0.14
Second Quarter	$0.24	$0.14
Third Quarter	$0.26	$0.16
Fourth Quarter	$0.18	$0.14

2006 First Quarter	$0.21	$0.16
Second Quarter	$0.44	$0.21
Third Quarter	$0.26	$0.18
Fourth Quarter	$0.19	$0.16

On September 18, 2007, the closing quotation for the common stock was $0.15 per share.  As reflected by the high and low prices on the foregoing table, the trading price of the common stock of the Company can be volatile with dramatic changes over short periods.  The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry in which the Company sells products and services, general economic conditions, and other factors.  Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

(b) Number of equity security holders.

The number of record holders of the Company’s common stock as of September 18, 2007 was approximately 1,600, which does not include shareholders whose stock is held through securities position listings.

(c) Dividends.

The Company did not declare or pay any cash dividends on its common stock during the past two fiscal years.

(d) Securities authorized for issuance under equity compensation plans.

The Company’s Amended and Restated 2000 Stock Option Plan (the “Plan”) has been approved by the shareholders of the Company.  Under the Plan, a maximum of 60,000,000 common shares are available for granting of options to purchase common stock.  The Company may issue both non-qualifying stock options and qualifying incentive stock options.  The Company has also issued stock options and warrants outside the Plan which have been approved by the Company’s Board of Directors and which have been issued under no specific plan approved by the shareholders.  The following table presents information concerning outstanding stock options and warrants issued by the Company as of June 30, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted-Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	49,138,334	$0.40	10,861,666
Equity compensation plans not approved by security holders	38,022,038	$0.19	n/a

Total	87,160,372		10,861,666

See also the Notes to Consolidated Financial Statements for further information regarding the Plan and stock options and warrants issued by the Company.

(e) Recent sales of unregistered securities.

During the three months ended June 30, 2007, the Company issued a total of 1,986,069 shares of its restricted common stock, at a prices ranging from $0.14 to $0.20 per share, through private placement offerings in reliance upon the exemption from registration contained in Rule 506 of Regulation D.  The prices per share recorded in these equity transactions approximated the quoted market price of the Company’s common stock.  The shares were issued for the following consideration: 230,000 shares for cash of $46,000; 8,000 shares in payment of services of $1,000; 57,750 shares in payment of accrued expenses of $9,000; and 1,690,319 shares in payment of interest expense of $166,000 (net of $86,000 of interest expense prepaid and netted against common stock).  The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

During the three months ended June 30, 2007, the Company also issued a total of 240,250 stock options not covered by the Company’s Registration Statement on Form S-8, to investors in connection with the sale of common stock of the Company or lending activities with an exercise price of $0.20 per share exercisable for period of 1 year.

(f) Purchases of equity securities by the small business issuer and affiliated purchasers.

During the fourth quarter of fiscal year 2007, neither the Company nor any of its affiliates purchased any equity securities of the Company.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

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

The Company has received significant deposits on aircraft from the Company’s authorized dealers in anticipation of full-scale production of the Hawk 4.  These dealer deposits are recorded as a long-term liability in the Company’s consolidated balance sheet.

Subsequent to 2003, the Company’s operating focus was initially directed to the final development of the two-seat piston engine powered SparrowHawk, which it has designed and now manufactures and sells through its American Autogyro arm.  Through the date of this filing, 36 dealerships had been established, 29 in the United States and 7internationally.  Sales representatives have also been appointed in Korea and India to present the capabilities of the SparrowHawk for civil use to government agencies in those countries.  In addition, the Company developed and continues to sell modification kits designed to improve in-flight stability and safety for another manufacturer’s kit gyroplane.

In December 2005, the Company announced the introduction of its improved SparrowHawk model, the SparrowHawk II.  SparrowHawk II offers improved performance, added comfort and robustness, and reduced the time and effort needed by the customer to build the aircraft.  The Company has continued to make improvements to the SparrowHawk II during fiscal 2007, and in the first half of fiscal 2008, will be introducing a new version called the SparrowHawk QB (for Quick Build).  As the name implies, the primary objective for the Quick Build is a significant further reduction of time and effort on the part of the purchaser in building the aircraft, while maintaining conformity with FAA regulations.  Careful attention has been paid to existing customer input and to the needs of potential customers.  Many of the latter have the financial resources to purchase an aircraft, but have limited time to complete the build process.  Through a thorough assessment of the build process, changes in the design manufacture and product delivery, the time to assemble the kit by a typical purchaser is expected to be cut in half.  Deliveries of the Quick Build kit are expected to begin in November 2007.  All future kit aircraft will be manufactured to the SparrowHawk QB standard.

While the initial market for the SparrowHawk lay with builders of home-built aircraft from kits, management believes that there are larger, untapped markets for fully assembled small gyroplanes.  An emerging market for such aircraft is arising within the United States as a result of the Federal Aviation Administration (FAA) definition of a new category of aircraft, namely the Light Sport Aircraft (LSA).  The Company has therefore initiated the design of a new light gyroplane, called the SportHawk that would meet the LSA regulations and has applied for an exemption applicable to gyroplanes.  This would allow the Company to participate initially in the LSA category through a sub-classification called Experimental Light Sport Aircraft (E-LSA).

A variation of the LSA design, called the ShadowHawk, benefiting from knowledge gained from discussions with potential customers, is also being developed that incorporates additional capabilities that are expected to enable this model to be a very attractive, low cost patrol aircraft for law enforcement agencies, both in the United States and overseas, and have other manned and unmanned applications.

The Company began deliveries of SparrowHawk kits during the third quarter of its fiscal year ended June 30, 2004, recording initial revenues from this aircraft in the fourth quarter of fiscal year 2004.  During the years ended June 30, 2007 and 2006, the Company reported revenues from the sale of SparrowHawk kits and parts of $562,000 and $667,000.  The Company has received advance payments from dealers and customers on SparrowHawk gyroplane kit orders during the past several quarters, which have been recorded as deferred revenue.  Additional revenues have also been received from the sale of modification kits, flight training and from contract manufacturing; however, these revenue sources have not been, and are not projected to be, significant to the Company.

On November 7, 2005, the Company announced that the U.S. Defense Advanced Research Projects Agency (“DARPA”) had selected a Company-led team to design a proof of concept high-speed, long range, vertical takeoff and landing (“VTOL”) aircraft.  This modern rotorcraft, named the “Heliplane” by DARPA, is intended demonstration vehicle for future gyrodynes to be used in combat search and rescue roles.  It will offer the VTOL capability of a helicopter, the fast forward flight of an airplane, and the safety, simplicity and reliability of a GBA gyroplane and is designed to exploit the Company’s gyrodyne technology.  DARPA is the central research and development organization for the US Department of Defense (DoD).  It manages and directs select basic and applied research for DoD, emphasizing technology development projects where payoff is high and where success may provide dramatic advances in the capabilities of this country’s combat forces.

In Phase One of this potential multi-year $55 million four-phase program, the Company was awarded a fifteen month $6.4 million contract to develop the preliminary design and perform key technology demonstrations.  On September 19, 2007, the DARPA contract was modified, increasing the contract award for Phase One from $6.4 million to $10.4 million, and extending the term of Phase One from fifteen to twenty-three months.  Substantial portions of Phase One payments are paid by the Company to subcontractors and consultants hired by the Company.  Payments under this contract are conditional upon the Company attaining several milestone objectives during the course of Phase One of the contract.  Contracts for subsequent phases are conditional on completion of Phase One and successor phases.

The Company recognizes revenue on this contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA.  At that time, DARPA will instruct the Company to submit an invoice for payment for the respective milestone at the amounts specified in the contract.  Through December 31, 2006, contract-related expenses incurred by the Company for each milestone of the contract, including its own labor, travel, supplies and other costs, and the costs of subcontractors and consultants, were deferred and expensed to cost of sales as the contract revenue for the milestone was recognized.  The Company is currently experiencing a negative profit margin on the DARPA contract; therefore, all contract-related costs and expenses incurred subsequent to December 31, 2007 have been expensed as incurred.  Through June 30, 2007, the Company completed the first four milestones and substantially all of the fifth milestone of Phase One of the DARPA contract, and recognized revenues totaling $4,790,000, $2,350,000 recognized in the fiscal year ended June 30, 2006 and $2,440,000 recognized in the current fiscal year ended June 30, 2007.

The Heliplane gyrodyne represents the possible model for a range of next generation rotor wing aircraft, meeting economy and performance goals not considered achievable by any other type of VTOL aircraft.  As the Company’s gyrodyne technology is scalable to much larger aircraft, it has potential applications for both heavy lift, high speed VTOL military aircraft and for runway independent commercial airliners.  The Company has been actively engaged in discussions with government agencies and potential aerospace strategic partners in this country with respect to military and commercial gyrodyne and gyroplane applications, and in Europe, India and China with respect to commercial gyroplane applications.

The relative mechanical simplicity and aerodynamic stability of the gyroplane and gyrodyne in comparison to a helicopter or other vertical lift aircraft allows both aircraft to be potential candidates for unmanned as well as manned applications.  The Company has been approached separately by two aerospace companies with proposals to assist them in the design of unmanned gyroplanes for two different US military applications.

The Company has  been engaged as a subcontractor to one of these companies for a project called PAS (Precision Airdrop System) that is projected to produce an unmanned gyroplane rotorcraft for military supply missions, missions now served with much less accuracy by parachutes.  GBA has been engaged by this major aerospace company to design, and ultimately manufacture, the rotor system and fuselage using their guidance system.  A large-scale model designed and built by GBA was successfully flown on a military test range in July of 2007, demonstrating the effectiveness of this technology.  The Company recognized revenues of $110,000 from this subcontract during the year ended June 30, 2007.  The project is expected to proceed to full-scale demonstrator development beginning in 2008.  If successful, the Company could receive a significant order for full-scale production for these aircraft as early as 2009.

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

At June 30, 2007, the Company had total current liabilities of $83,429,000 and current assets of $629,000, resulting in a working capital deficiency of $82,800,000.  Included in current liabilities and the working capital deficiency at June 30, 2007 is a $58,771,000 Series B Preferred Stock obligation.  On May 10, 2007, the Company received the approval of the Series B Holders to extend the redemption date of the Series B Preferred Stock from May 1, 2007 to June 16, 2007, or such later date as agreed to in writing by at least 80% of the Series B Holders.  Subsequently, the Series B Holders agreed in writing to an extension of the redemption date to November 30, 2007.  In order to repay this obligation in full or in part when due, the Company will be required to raise significant capital from other sources.  Alternatively, the Company will be required to negotiate further extension of the Series B Preferred Stock maturity date, as it has accomplished in the past.  There is no assurance, however that the Company will be successful in raising the capital required to repay the Series B Preferred Stock obligation or in obtaining a further extension of the Series B Preferred Stock redemption date beyond November 30, 2007.

The Company’s continuation as a going concern is dependent on attaining profitable operations, obtaining additional outside financing and/or restructuring its debt obligations, including its Series B Preferred Stock.  The Company has funded losses from operations in primarily from the issuance of debt to related parties (current shareholders and lenders of the Company), the increase in accounts payable and accrued expenses, and the sale of the Company’s restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations.  The Company anticipates that the issuance of debt and the sale of the Company’s restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.

The DARPA contract has been a significant source of revenues and operating cash flow, with $4,790,000 of revenues recognized and received through June 30, 2007.  The Company believes that the remaining revenues from Phase One of the contract, as recently modified, currently estimated at approximately $5,660,000, will continue to be the largest source of revenues in the short term, and will have a positive impact on cash flows from operations.  However, the Company has been required to add personnel, engage subcontractors, and make other significant purchases to meet its obligations under this contract, which has resulted in a negative profit margin realized on the DARPA contract and reduced cash flows from operations.

Operating revenues from the DARPA contract, the new PAS sub-contract commenced during the year ended June 30, 2007, and from the sale of SparrowHawk kit gyroplanes, the Company’s primary source of operating revenues prior to the award of the DARPA contract and the sub-contract, are not currently sufficient, nor are they projected to be sufficient in the near future, to cover operating expenses.  SparrowHawk kit sales will not be sufficient to cover related operating expenses for the following reasons:

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

As a result, the Company anticipates that operating costs of personnel, facilities, research and development and sales and marketing will increase from levels reported for fiscal year 2007.

There can be no guarantee or assurance that the Company will be successful in its ability to generate income from operations or from the DARPA contract, or to raise capital at favorable rates or at all.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Revenues

The Company’s consolidated revenues are comprised of the following:

	Year Ended June 30,
	2007	2006

Government contract	$2,440,000	$2,350,000
Commercial subcontract	110,000	-
SparrowHawk kits and parts	562,000	667,000
Flight training	36,000	62,000
Other operating	255,000	36,000

Total	$3,403,000	$3,115,000

Total revenues increased $288,000 to $3,403,000 in the year ended June 30, 2007 from $3,115,000 in the year ended June 30, 2006.  The increase in revenues in the current fiscal year was primarily attributed to additional revenues from Phase One of the DARPA contract, a new commercial subcontract in the current fiscal year and an increase in other operating revenues, partially offset by decreases in flight training and SparrowHawk kits and parts.

The Company recognizes revenue on the DARPA contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA.  At that time, DARPA instructs the Company to submit an invoice for payment for the respective milestone at the amount specified in the contract.

During the year ended June 30, 2007, government contract revenues included the $1.4 million fourth milestone of Phase One of the DARPA contract completed in November 2006 and substantial completion of the $1.3 million fifth milestone of Phase One of the DARPA contract, for which the Company was permitted by DARPA to submit a partial invoice of $1,040,000 in March 2007.  This invoice was paid in April 2007.  By comparison, the Company completed the first three milestones of Phase One of the DARPA contract in the year ended June 30, 2006 and recognized revenues totaling $2,350,000.

Revenues from the sale of SparrowHawk kits and parts decreased to $562,000 in the year ended June 30, 2007 from $667,000 in the year ended June 30, 2006.  The decrease in these revenues resulted from the Company selling less SparrowHawk kits during the current fiscal year compared to the year ended June 30, 2006.  The Company also experienced a decrease in the sales of SparrowHawk parts in the current fiscal year.  In December 2005, the Company announced the introduction of its improved SparrowHawk model, the SparrowHawk II.  SparrowHawk II offered added comfort and robustness, and  made some reduction in the time and effort, needed by the customer to build the aircraft.  The Company has continued to design improvements for the SparrowHawk II during fiscal 2007 and in the first half of fiscal 2008 will be introducing  a new version called the SparrowHawk Quick Build.  As the name implies, the primary objective for the ‘Quick Build’ is a significant further reduction of time and effort on the part of the purchaser in building the aircraft, while maintaining conformity with FAA regulations.  Careful attention has been paid to existing customer input and to the needs of potential customers.  Many of the latter have the financial resources to purchase an aircraft, but have limited time to complete the build process.  Through a thorough assessment of the build process, changes in the design manufacture and product delivery, the time to assemble the kit by a typical purchaser is expected to be in the order of 300 hours, cutting build time in half.  Deliveries of the Quick Build kit begin in October 2007.  All future SparrowHawk aircraft will be manufactured to the Quick Build standard.  The priority of effort on the development of the much improved Quick Build version resulted in some delay in delivery of kits manufactured to the SparrowHawk II standard.  The decrease in revenues from the sale of SparrowHawk kits and parts resulting from a lower volume of kits sold was partially offset in the current year by an overall increase in the sales price per kit.

While significantly less in dollar amount, the Company anticipates that flight training and other operating revenue, consisting of dealer fees, sales of research and development parts and miscellaneous, will continue to contribute to Company cash flow.

Costs and Expenses

The Company’s consolidated cost of sales is comprised of the following:

	Year Ended June 30,
	2007	2006

Government contract	$7,030,000	$2,052,000
Commercial subcontract	307,000	-
SparrowHawk kits and parts	2,006,000	1,285,000
Flight training	17,000	21,000

Total	$9,360,000	$3,358,000

Comparing the year ended June 30, 2007 to the year ended June 30, 2006, cost of sales increased to $9,360,000 from $3,358,000.  The increase is due primarily to the higher level of cost and expenses related to the fourth, fifth and subsequent milestones of Phase One of the DARPA contract recorded in the year ended June 30, 2007, including costs and expenses significantly in excess of amounts projected, as compared to the costs and expenses for the first, second and third milestones of Phase One of the DARPA contract which were recorded in the year ended June 30, 2006.  Because of the negative profit margin on Phase One of the DARPA contract; all contract-related costs and expense were expensed as incurred during the year ended June 30, 2007, resulting in the reporting of cost of sales in advance of the revenue billed.

On August 31, 2007, the DARPA contract was modified, increasing the contract award for Phase One from $6.4 million to $10.4 million, and extending the term of Phase One from fifteen to twenty-three months.  The Company will invoice and recognize the additional revenues for Phase One as the requisite meetings are held and technical data submitted and accepted by DARPA.  The increase in contract revenue of $4.0 million will partially offset the cost overruns incurred by the Company on Phase One of the DARPA contract.

The Company incurred cost of sales on its commercial subcontract of $307,000 in the year ended June 30, 2007.  No costs of sales were incurred for the commercial subcontract in the prior fiscal year.  The Company is also experiencing a negative profit margin on the initial phases of its commercial subcontract and, therefore, all contract-related costs and expenses were expensed as incurred during the year ended June 30, 2007.

In spite of decreased revenues from the sales of SparrowHawk kits and parts, related cost of sales increased to $2,006,000 in the year ended June 30, 2007 from $1,285,000 in the prior fiscal year.  The Company continues to experience a negative gross profit on the SparrowHawk kits because of the nonrecurring and “learning curve” costs that are normally experienced in the introductory production of a new product and due to lower than expected sales volume.  Ongoing improvements to the design and packaging of the kits, including the development of the Quick Build kit, also contributed to negative margins on the sale of SparrowHawk kits.  The Company anticipates that as the Company finalizes the kit configuration, improves its manufacturing capabilities and increases its sales efforts and volume, the negative gross profit on sales will narrow in fiscal year 2008, but may not turn positive.  In addition, only nominal gross margin is realized on the sale of modification kits and on flight training.  All costs of incomplete SparrowHawk kits delivered as of June 30, 2007 have been deferred and included in work-in-process inventories.

Cost of sales for the year ended June 30, 2007 also included $119,000 of stock-based compensation due to the adoption of SFAS No. 123(R) on July 1, 2006.

Comparing the year ended June 30, 2007 to the year ended June 30, 2006, research and development expenses decreased to $1,555,000 from $2,534,000 as more engineering and other resources were committed to the DARPA contract and the commercial sub-contract.  This decrease in research and development expenses in the current fiscal year was partially offset by a charge of $453,000 in stock-based compensation.  Ongoing research and development activities include the development of opportunities for subcontract opportunities with industry partners, variations to the SparrowHawk, fully assembled SparrowHawk gyroplane derivatives, potential applications of the Company’s technology to heavy lift vertical take-off military aircraft, runway independent short-haul airliners and other aircraft, including government contract opportunities.

Comparing the year ended June 30, 2007 to the year ended June 30, 2006, general and administrative expenses increased to $2,659,000 from $1,837,000 in the prior fiscal year.  The increase in general and administrative expenses in the current fiscal year is due to the addition of personnel to support the increased level of operations related to the DARPA contract and the new commercial sub-contract,  increases in the level of compensation for existing employees, and a charge of $211,000 in stock-based compensation.

Other Income and Expenses

Comparing the year ended June 30, 2007 to the year ended June 30, 2006, related party interest income remained somewhat constant.

Comparing the year ended June 30, 2007 to the year ended June 30, 2006, interest and other income increased to $13,000 from $6,000.  The increase in the current fiscal year resulted primarily from income from miscellaneous sources not received in the prior fiscal year.  Interest income earned on the Company’s bank deposits in the current fiscal year remained somewhat constant with that earned in the prior fiscal year.

The Company has realized gains on the extinguishment of certain debt.  The Company realized a gain on extinguishment of debt of $26,000 in the year ended June 30, 2007 and $166,000 in the year ended June 30, 2006.

Interest expense for the year ended June 30, 2007 compared to the year ended June 30, 2006 increased to $2,740,000 from $1,509,000.  The Company incurred net additional debt of $5,188,000 during the current fiscal year.  In addition, additional interest expense was incurred in the current fiscal year for the value of stock and stock options issued to lenders in connection with new debt or debt extensions.

Comparing the year ended June 30, 2007 to the year ended June 30, 2006, Series B Preferred Stock interest expense decreased to $12,550,000 from $14,136,000.  Through December 31, 2006, the Company recorded the accretion of the $10,700,000 redemption value of the 10,700 additional shares of Series B Preferred Stock issued in January 2007, resulting in a significant increase in Series B Preferred Stock interest expense during the first six months of the current fiscal year and in the prior fiscal year.  From January 1, 2007 through June 30, 2007, no accretion was recorded, resulting in an overall reduction in the interest expense.  This reduction in the Series B Preferred Stock interest expense during the last six months of the current fiscal year was partially offset by increased interest expense due to the increased number of shares of Series B Preferred Stock outstanding, on which the interest expense is computed.  Dividends on the Series B Preferred Stock, which are recorded as interest expense, have been “paid in kind” with additional shares of Series B Preferred Stock.

Net Loss

During the year ended June 30, 2007, the Company continued to record losses as it continued work on the DARPA contract, commenced a new commercial sub-contract, progressed toward full marketing and manufacturing of the SparrowHawk gyroplane kit, and continued research and development activities on SparrowHawk gyroplane derivatives and other applications of the Company’s gyroplane technology.  For the year ended June 30, 2007, the loss from operations was $10,171,000 compared to the loss from operations of $4,614,000 for the year ended June 30, 2006.  As discussed above, the increase in the loss from operations in the current fiscal year resulted from negative gross margins on the DARPA contract, on a new commercial sub-contract and on lower SparrowHawk revenues, increases in general and administrative expenses, and stock compensation expense, offset by the decrease in research and development expenses.

The net loss for the year ended June 30, 2007 was $25,417,000 compared to $20,081,000 for the year ended June 30, 2006.  The increase in the net loss in the current fiscal year resulted primarily from the negative gross margins, and increases in general and administrative expenses, as described above.

Liquidity and Capital Resources

Series B Preferred Stock Obligation

As previously discussed, at June 30, 2007, the Company had total current liabilities of $83,429,000 and current assets of $629,000, resulting in a working capital deficiency of $82,800,000.  Included in current liabilities and the working capital deficiency at June 30, 2007 is a $58,771,000 Series B Preferred Stock obligation that currently is due November 30, 2007.  In order to repay this obligation in full or in part when due, the Company will be required to raise significant capital from other sources.  Alternatively, the Company will be required to negotiate further extension of the Series B Preferred Stock maturity date, as it has accomplished in the past.  There is no assurance, however, that the Company will be successful in raising the capital required to repay the Series B Preferred Stock obligation or in obtaining a further extension of the Series B Preferred Stock redemption date beyond November 30, 2007.

On October 11, 2005, the Series B Holders extended the redemption date of the Series B Preferred Stock from October 31, 2005 to January 1, 2007.  On February 13, 2007, the Series B Holders further extended the redemption date to May 1, 2007.  On May 10, 2007, the Series B Holders agreed to an extension of the redemption date of the Series B Preferred Stock to June 16, 2007, or such later date as agreed to in writing by at least 80% of the Series B Holders.  Subsequently, the Series B Holders agreed in writing to an extension of the redemption date to November 30, 2007.

The Company has amended its Articles of Incorporation to reflect the modifications to the redemption date of the Series B Preferred Stock.

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

The Articles of Incorporation have been further amended to define the maturity date as the first to occur of (a) June 16, 2007, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of the Series B Preferred Stock after June 16, 2007, (b) the occurrence of a defined “liquidation event”, or (c) the date that is six months following the receipt by the Company or its affiliates of proceeds from one or more financing transactions in excess of $50 million.  In addition, the amended Articles of Incorporation require pro rata redemptions of the Series B Preferred Stock with the proceeds of certain financing transactions that exceed $20 million in the aggregate.  As a result, if the Company is successful in raising the levels of funding that it requires to bring its obligations current and to fund its planned operations, significant portions of this funding will be required to make redemption payments on the Series B Preferred Stock.

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

In the face of continuing fund-raising difficulties, in fiscal years 2002 and 2003, the Company successfully approached many of its principal vendors requesting that they accept extensions of payments beyond their normal terms.  As a result, the Company is servicing much of its pre-November 2001 obligations to vendors utilizing a combination of repayment plans, which include monthly payments for smaller vendor liabilities and promissory notes for larger vendor liabilities.  The Company has also paid in full several of these obligations.  As of June 30, 2007, the Company was delinquent in making payments on substantially all remaining promissory notes to vendors and to other unrelated party lenders, which totaled $541,000.  In addition, the Company is delinquent in making payments of accrued interest payable of $487,000 on this debt at June 30, 2007.  The Company continues to make some payments on this indebtedness and continues discussions with many of these vendors and lenders, and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.  There is no assurance that these vendors and lenders will continue to forebear from collection or legal action.

Current liabilities at June 30, 2007 also included $13,443,000 notes payable to related parties, including $2,270,000 that is in default.  In addition, the Company is delinquent in making payments of accrued interest payable of $434,000 on this related party debt at June 30, 2007.  Most of these related party notes payable are held by long-time shareholders and lenders of the Company and are payable on demand or are short-term in nature.  There is no assurance that these related party lenders will not demand payment of this short-term indebtedness in the near future.

As indicated above, the Company’s current plan is to repay or covert to common shares of the Company all short-term debt, including accrued interest where applicable, in its proposed fund raising and recapitalization.  There is no assurance that the Company will be successful in this fund raising and recapitalization effort.

Operating, Investing and Financing Activities

Net cash used in operating activities was $5,538,000 for the year ended June 30, 2007 compared to $3,651,000 for the year ended June 30, 2006.  The Company continues to use cash in operations primarily due to negative gross margins on revenues, particularly on the DARPA contract, and increases in general and administrative expenses.  As discussed above, the Company is required to incur and pay significant costs and expenses on the DARPA contract in advance of receiving approval and payment of DARPA contract invoices.  The Company anticipates that operating costs of personnel and facilities will continue to increase from levels reported for the year ended June 30, 2007.

Net cash used in investing activities for the year ended June 30, 2007 was $153,000, comprised of the purchase of property and equipment of $197,000, partially offset by proceeds from incidental sales of property and equipment of $22,000, and related party notes receivable repayments received of $22,000.  Net cash used in investing activities for the year ended June 30, 2006 was $211,000 comprised of the purchase of property and equipment of $187,000, the increase in related party notes receivable of $29,000, partially offset by related party notes receivable repayments received of $5,000.

The Company has funded losses from operations and net cash used in investing activities in the current fiscal year primarily from the issuance of debt to related parties (current shareholders and lenders of the Company), the increase in accounts payable and accrued expenses, and to a lesser extent, the sale of the Company’s restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations.

Net cash provided by financing activities was $5,747,000 for the year ended June 30, 2007, comprised of a net increase in debt of $5,188,000 and net proceeds from the issuance of common stock of $559,000.  Net cash provided by financing activities for the year ended June 30, 2006 was $3,796,000, comprised of a net increase in debt of $1,542,000 and net proceeds from the issuance of common stock of $2,254,000.  The Company anticipates that the issuance of debt and the sale of the Company’s restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.  The Company believes that its share of revenues from the DARPA contract, which are payable only upon the Company attaining several milestone objectives, will have a positive impact on cash flows from operations; however, the Company will also be required to add personnel, expand facilities and make other significant purchases to meet its obligations under this contract.  There is no assurance that the Company will be successful in either raising sufficient capital or improving operations.

Management does not anticipate that revenues or expenses will be materially affected by inflation during the next twelve months of operations.

The operations of the Company are not subject to material seasonal fluctuations.

Off Balance Sheet Commitments

The Company leases facilities under non-cancelable operating leases.  Future minimum rental payments required under these leases are as follows:

Years Ending June 30,	Amount

2008	$228,000
2009	235,000
2010	242,000
2011	61,000

$766,000

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

The Company recognizes revenue on its current government contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA.  At that time, DARPA instructs the Company to submit an invoice for payment for the respective milestone at the amount specified in the contract.  Contract-related expenses incurred by the Company for each milestone of the contract, including its own labor, travel, supplies and other costs, and the costs of subcontractors and consultants, are deferred as work-in-process inventory and expensed to cost of sales as the contract revenue for the milestone is recognized.  When a loss on a contract is projected, however, all contract-related costs and expenses are expensed as incurred.

The Company recognizes revenue on commercial and sub-contractor contracts as each scheduled phase of the contract is completed and invoices are submitted.  Contract-related expenses incurred by the Company for each phase of the contract, including its own labor, travel, supplies and other costs, and the costs of subcontractors and consultants, are deferred as work-in-process inventory and expensed to cost of sales as the contract revenue for the milestone is recognized.  When a loss on a contract is projected, however, all contract-related costs and expenses are expensed as incurred.

Stock-Based Compensation - Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payments, using the modified prospective application method.  Under this transition method, the Company recorded compensation expense on a straight-line basis of $783,000 for the year ended June 30, 2007 for: (a) the vesting of options granted prior to July 1, 2006 (based on the grant-date fair value estimated using the Black-Scholes option-pricing model and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to June 30, 2006 (based on the grant-date fair value estimated using the Black-Scholes option pricing model).  The stock-based compensation expense for the year ended June 30, 2007 has been allocated to the various categories of costs and expenses in a manner similar to the allocation of payroll expense.  In accordance with the modified prospective application method, results for the year ended June 30, 2006 have not been restated.  Changes in the assumptions used in the option-pricing model, including the market price of the Company’s common stock, risk-free interest rates, estimated forfeitures and life of the options, may result in fluctuations in the estimated fair value and carrying value of the consideration recorded for employee stock options.

Non-Employee Stock Options and Warrants – In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company estimates the fair value of the consideration recorded for stock options and warrants issued to non-employees using the Black-Scholes option-pricing model.  For those stock options and warrants that have variable characteristics, the Company will continue to use this methodology to periodically reassess the fair value of the consideration to determine if the value of the consideration recorded in the consolidated financial statements requires adjustment.  Changes in the assumptions used in the option-pricing model, including the market price of the Company’s common stock and risk-free interest rates, may result in fluctuations in the estimated fair value and carrying value of the consideration recorded for variable non-employee stock options and warrants.

Financial Instruments with Characteristics of Both Liabilities and Equity - In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  The statement was effective on July 1, 2003 for financial instruments entered into or modified after May 31, 2003, and otherwise effective for existing financial instruments entered into before May 31, 2003.  The adoption of SFAS No. 150 resulted in the reporting of the Company’s Series B Preferred Stock and a put option obligation as liabilities.  The carrying value of the Series B Preferred Stock was the same before and after adoption of SFAS No. 150, and therefore no cumulative effect adjustment was required.

Put Option Liability – To comply with SFAS No. 150, the Company estimated the fair value of the put option liability using the Black-Scholes option-pricing model.  Until the obligation was satisfied in November 2005, the Company used this methodology to periodically reassess the fair value of the put option liability to determine if the carrying value of the liability in the consolidated financial statements required adjustment, with changes in the fair value recognized as interest cost.  The fair value of the put option liability was inversely related to the fair value of the Company’s common stock.  Any material changes in the fair value of the Company’s common stock could have resulted in material changes in the fair value of the put option liability.

Recently Issued Accounting Pronouncements

The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for the fiscal year of adoption.  The provisions of FIN 48 will be effective for the Company on July 1, 2007, and the Company has not yet determined the potential financial statement impact of adopting FIN 48.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Forward Looking Statements

The Company, from time to time, may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in any of the Company’s forward-looking statements.  The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, the following: (a) the failure to obtain additional borrowed and/or equity capital on favorable terms for acquisitions and expansion; (b) adverse changes in federal and state laws, or other matters affecting the Company’s business; (c) the demand for the Company’s products and services; and (d) other risks detailed in the Company’s Securities and Exchange Commission filings.

This Form 10-KSB contains and incorporates by reference certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to results of operations and businesses of the Company.  All statements, other than statements of historical facts, included in this Form 10-KSB, including those regarding market trends, the Company’s financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements.  In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “intended, will, should, may, expect, anticipate, estimates, projects” or the negative thereof or variations thereon or similar terminology.

Forward-looking statements are based on the Company’s current expectations.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct.  Because forward-looking statements involve risk and uncertainty, the Company’s actual results could differ materially.  Important factors that could cause actual results to differ materially from the Company’s expectations are disclosed hereunder and elsewhere in this Form 10-KSB.  These forward-looking statements represent the Company’s judgment as of the date of this Form 10-KSB.  All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements.  The Company disclaims, however, any intent or obligation to update its forward-looking statements.

Item 7.	Financial Statements

The consolidated financial statements of the Company required by this Item are contained in a separate section of this report.  See “Index to Consolidated Financial Statements” on Page F-1 for the consolidated financial statements of the Company included in this report.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

(A) Evaluation of disclosure controls and procedures

The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of June 30, 2007.  Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded, for the reasons described below, that the Company's disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms were not effective, as of the end of such period.

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

During fiscal year 2007, the Company has been implementing the following actions to address the cost accounting weakness described above.  The Company purchased an upgrade to the ERP system and has committed to fully implement the accounting module of the software.  Training has been conducted for finance and other personnel of the Company in the use of the ERP software, and such training will continue during fiscal year 2008.  Consultants from the vendor of the software have visited the Company and provided a report recommending improvements and providing instructions for fully integrating all modules of the software which the Company is using in its plans to strengthen controls.  The Company has also hired a cost accountant experienced in a manufacturing environment similar to that of the Company.  The Company believes that it will require an additional six to nine months to implement the changes necessary to fully address the cost accounting weakness, and currently estimates the accounting module of the ERP software will be fully implemented by the end of fiscal year 2008.

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

Item 8B	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

The following table contains the names and ages of all Directors and Executive Officers of the Company and offices held by each such person.

Name	Age	Positions

David L. Groen	56	Chairman of the Board of Directors, President and Chief Executive Officer

Robert (Robin) H. H. Wilson	71	Director, Executive Vice President, and Chief Operating Officer

Dennis P. Gauger	55	Director, Senior Vice President, Chief Financial Officer, Secretary and Treasurer

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

Background on Directors and Executive Officers

David L. Groen  As a founder of Groen Brothers Aviation, David Groen has performed in an executive management role for twenty-one years, nearly a decade and a half of which as its President and Chief Executive Officer.  David and his late brother Jay grew the Company from just the two of them in 1986 to more than 130 people by 2001, all the while developing and re-discovering the science of autorotative flight.  They have weathered the severe economic down turn cause by the “Tech Sector” crash, made even worse by the events of 9/11, and yet continued moving the science forward.  Following 9/11, the Company experienced a reduction in its work force of more than 100 people through layoffs, but has now grown the Company back to nearly 100 full time and part time employees divided between its Salt Lake City, Utah and Buckeye, Arizona facilities.  They have brought the Company to where it is now poised for expansion while fully exploiting the technology of autorotative flight.

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

Over the years, Mr. Groen’s numerous commercial helicopter missions have involved such work as EMS (emergency medical service hospital air ambulance), power line construction and patrol, topographical survey, USGS map making, wildlife management, predator control, herd management, back country tour guides, heli-skiing, forest fire fighting, long line seismic oil exploration, and wildcat on shore and off shore oil drilling operations.

These years of commercial flying, added to his tenure serving in management positions within the rotor-wing industry, gave Mr. Groen a wealth of management and leadership experience in a variety of related fields.  David Groen is co-author, along with his brother Jay, of a best selling novel entitled Huey.

Robert (Robin) H.H. Wilson has had a long and prominent career in aviation.  A U.S. citizen, he is a native of Ireland, but began his career with Rolls-Royce Aero-Engines in England, where he worked as an engineer for eight years, obtaining his Engineering degree from Cambridge University.  During this period he was a section leader on the development of the Tyne engine intended among other applications as the powerplant for the Fairey Rotodyne, a large commercial gyrodyne.

Mr. Wilson left Rolls-Royce to attend graduate school, obtaining an MBA with High Distinction from Harvard University.  From Harvard he joined TWA as a Financial Analyst, where over the following seventeen years he held several Vice President positions across many functional areas, including Planning, Marketing, Maintenance and Engineering and finally Senior Vice President, Operations.  He left TWA to become President of the Long Island RailRoad, the nation’s oldest and largest passenger carrying railroad.  His 3½ years in this position were marked by significant improvement in the railroad with a commendation by the U.S. Senate and New York State legislature for outstanding performance.

Mr. Wilson returned to aviation as President of Western Airlines, where he participated in the build up of its Salt Lake City hub as part of the team that managed the major turnaround of that carrier and merger with Delta.  Later, he was appointed President of Burlington Air Express, before returning to Ireland, as Chief Technical Officer of Guinness Peat Aviation, then the world’s largest aircraft leasing company.

Following TWA’s Chapter 11 filing in 1992, Mr. Wilson was asked to return to TWA as Co-Chief Executive to take the company out of bankruptcy.  When this was accomplished, he remained as Vice Chairman until new management was recruited.  He then became a partner in the international aviation consultancy, SH&E, advising Governments, Banks, Airlines and other parties on aviation matters over a five-year period.

In August 2001 he joined Groen Brothers Aviation as Chief Financial Officer and Head of Business Development.  Late in 2003, he took on added responsibility for GBA and AAI Marketing and Sales, while relinquishing his CFO role to Mr. Gauger when he joined the Company.  Subsequently, he was appointed Executive Vice President and Chief Operating Officer and joined the Board following the death of Jay Groen..

Dennis P. Gauger, CPA  Dennis P. Gauger, Certified Public Accountant, has over 30 years of experience as a financial executive, consultant, and accounting and auditing professional.  His professional background includes 21 years of service in three offices of Deloitte & Touche, a "Big Four" international accounting firm, including 9 years as an accounting and auditing partner, and nine years operating his own Certified Public Accounting firm specializing in contract financial and executive management.

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

Mr. Gauger serves as part-time, contract Chief Financial Officer or consultant for three other public companies.  He is a licensed Certified Public Accountant in the states of Utah and Nevada, and a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants. He graduated with honors from Brigham Young University with a BS degree in accounting.

Communications Between Shareholders and the Board of Directors

The Board of Directors of the Company has not adopted a formal procedure that shareholders must follow to send communications directly to it.  The Board of Directors does receive communication from shareholders, from time to time, and addresses those communications as appropriate.  Shareholders can send communication to the Board of Directors in one of the following ways:

•	In writing, to Groen Brothers Aviation, Inc., 2640 West California Avenue, Suite A, Salt Lake City, Utah 84104, Attention of Board of Directors

•	By Email, at directors@groenbros.com.

The Company did not hold an annual meeting of shareholders during the fiscal year ended June 30, 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the directors and executive officers of the Company, and persons who own more than 10% of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC.  Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the review of the copies of such forms received by the Company or written representations from certain reporting persons, that no other reports were required, management of the Company believes that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with during the year ended June 30, 2007.

Committees of the Board of Directors

The three members of the Company’s Board of Directors, none of whom is deemed independent pursuant to Rule 4200 of the National Association of Securities Dealers' listing standards, currently serve as the Audit Committee and Compensation Committee of the Board.

Audit Committee

The Audit Committee of the Board of Directors makes recommendations regarding the retention of the independent registered public accounting firm, reviews the scope of the annual audit undertaken by the Company’s independent registered public accounting firm and the progress and results of their work, reviews the financial statements of the Company, and oversees the internal controls over financial reporting and corporate programs to ensure compliance with applicable laws. The Audit Committee reviews the services performed by the independent registered public accounting firm and determines whether they are compatible with maintaining the registered public accounting firm’s independence. The Audit Committee currently does not have a charter.  The Company’s Board of Directors has determined that Dennis P. Gauger is an “audit committee financial expert,” as that term I defined by the rules and regulations of the Securities and Exchange Commission.

In fulfilling its oversight responsibilities, the Audit Committee has reviewed and discussed the audited financial statements and discussed with the independent auditors the matters required to be discussed by SAS 61.  Management is responsible for the financial statements and the reporting process, including the system of internal controls.  The independent auditors are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles.

The Audit Committee discussed with the independent auditors, the auditors' independence from the management of the Company and received written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1.

After review and discussions, the Audit Committee approved the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2007.  The Audit Committee also selected HJ & Associates, LLC as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2007.

Compensation Committee

The Compensation Committee of the Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for the Company’s officers, administers the Company’s stock option plans and other benefit plans, and considers other matters as required.

Code of Ethics

The Company has adopted Standards of Conduct applicable to all employees and a Statement of Corporate Values, also applicable to all employees.  Copies of the Standards and the Statement were filed as Exhibit 14.2 and 14.1, respectively, to the Company’s Annual Report on Form 10-KSB for fiscal year 2004 and are also available on the Company’s web site.

Item 10.	Executive Compensation

The following table summarizes all compensation earned by or paid to the Company’s President and Chief Executive Officer, Executive Vice President and Chief Operating Officer, and Senior Vice President and Chief Financial Officer (the “Named Executive Officers”) for services rendered in all capacities for the year ended June 30, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings (2)	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

David Groen (3) President and Chief Executive Officer	2007	$133,827	$ -	$ -	$ 44,729	$ -	$ 160,000	$ 1,186	$ 179,742

Robin Wilson (4) Executive Vice President and Chief Operating Officer	2007	$124,038	$ -	$ -	$102,600	$ -	$ 145,000	$ 11,154	$ 237,792

Dennis Gauger (5) Senior Vice President and Chief Financial Officer	2007	$119,038	$ -	$ -	$ 72,667	$ -	$ 110,000	$ 6,427	$ 198,132
____________

(1)
The amounts in column (f) reflect the dollar amount of stock-based compensation expense recognized for financial statement reporting purposes for the year ended June 30, 2007 in accordance with SFAS 123(R).

(2)
The amounts in column (h) reflect the additions to deferred compensation payable during the year ended June 30, 2007.  The deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors and when not precluded by the Company’s financing agreements.

(3)	The other compensation paid to Mr. Groen in fiscal year 2007 consists of matching contributions made by the Company pursuant to the Company’s Profit Sharing 401(k) Plan.
(4)	The other compensation paid to Mr. Wilson in fiscal year 2007 consists of matching contributions made by the Company pursuant to the Company’s Profit Sharing 401(k) Plan.
(5)
The other compensation paid to Mr. Gauger in fiscal year 2007 consists of matching contributions made by the Company pursuant to the Company’s Profit Sharing 401(k) Plan of $5,327 and $1,100 contributed by the Company to Mr. Gauger’s health savings account pursuant to a Company benefit plan.

Employment Agreements

Effective August 12, 2007 annual salaries for David Groen, Robin Wilson and Dennis Gauger were established at $150,000, $140,000, and $125,000, respectively, with no additional compensation for service on the Company’s Board of Directors.  The Company does not have written employment agreements with its executive officers.

Deferred Compensation

In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary, with amounts originating from fiscal year 1998 through the current fiscal year.  The terms of the Company’s Series B Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors.  Through June 30, 2007, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company’s outstanding financing agreements and would be prudent in light of the Company’s financial condition and availability of cash.  Deferred compensation totaling $4,664,000, related accrued payroll taxes of $160,000 and related accrued interest payable of $309,000 are classified as long-term liabilities at June 30, 2007.    In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.  At June 30, 2007, deferred compensation and related interest accrued to the Named Executive Officers were as follows:

	Deferred Compensation	Accrued Interest	Total

David Groen	$1,559,354	$179,711	$1,739,065

Robin Wilson	792,139	41,158	833,297

Dennis Gauger	210,833	-	210,833

Stock Option Plan

The following table summarizes the outstanding stock options held by the Named Executive Officers at June 30, 2007.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
David Groen	2,500,000	-	-	0.15	3/31/2008
David Groen	50,000	-	-	0.25	12/30/2008
David Groen	1,925,000	-	-	0.25	10/19/2009
David Groen	3,000,000	-	-	1.00	10/19/2009
David Groen	375,000	375,000	-	0.25	6/20/2011
David Groen	568,750	1,706,250	-	0.25	8/13/2011
David Groen	-	185,000	-	0.15	10/31/2011
David Groen	-	1,500,000	-	0.18	11/16/2011
Robin Wilson	1,000,000	-	-	0.15	3/31/2008
Robin Wilson	50,000	-	-	0.25	12/30/2008
Robin Wilson	1,000,000	-	-	0.25	4/30/2009
Robin Wilson	1,950,000	-	-	0.25	9/22/2009
Robin Wilson	666,666	333,334	-	0.25	6/23/2010
Robin Wilson	666,666	333,334	-	1.00	6/23/2010
Robin Wilson	375,000	375,000	-	0.25	6/20/2011
Robin Wilson	250,000	750,000	-	0.25	8/13/2011
Robin Wilson	-	110,000	-	0.15	10/31/2011
Dennis Gauger	50,000	-	-	0.25	12/30/2008
Dennis Gauger	250,000	-	-	0.63	12/30/2008
Dennis Gauger	200,000	-	-	1.10	12/30/2008
Dennis Gauger	1,500,000	-	-	0.25	9/22/2009
Dennis Gauger	666,666	333,334	-	0.25	6/23/2010
Dennis Gauger	666,666	333,334	-	1.00	6/23/2010
Dennis Gauger	375,000	375,000	-	0.25	6/20/2011
Dennis Gauger	-	95,000	-	0.15	10/31/2011

Columns (g) through (j) have been omitted since the Company has not granted any stock awards.

Under the Company’s 2000 amended and restated stock option plan (Plan), there are 60 million shares that are authorized for stock options.  The Company may issue both non-qualifying stock options and qualifying incentive stock options.  All stock options have an exercise price that is not less than 100 percent of the fair market value on the date of the grant.  While expiration dates vary on particular grants, no stock options may be exercised more than ten years after the date of grant.  Qualifying incentive stock options are granted only to employees, while non-qualifying options may be granted to employees, directors, and non-employees.

On May 17, 2002 and June 10, 2005, the Company filed Form S-8 Registration Statements (“Registration”) for the Plan under the Securities Act of 1933.  Options granted under the Plan prior to the filing of the 2002 Registration can only be exercised for restricted common stock as defined under the Securities and Exchange Commission Rule 144.  Options granted under the Plan after the 2002 Registration can be exercised for unrestricted and free trading common stock.

The Company’s Board of Directors may also authorize the issuance of other stock options and warrants outside of the Plan.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

The following tabulation shows, as of September 18, 2007, the number of shares of common stock, no par value, and the number of shares of Series A preferred stock owned beneficially by: (a) all persons known to be the holders of more than five percent (5%) of voting securities, (b) Directors, (c) the Named Executive Officers and (d) all other Senior Officers and Directors as a group:

	Amount and Nature of Beneficial Ownership (1)

Name and Address of Beneficial Owner	Common Shares			Series A Preferred Shares		Total Voting Shares (6)

	Shares		%	Shares	%	Shares	%

David Groen 2640 W. California Ave. Salt Lake City, Utah 84104	19,131,300	(2)	10.6	1,025,000	73.2	121,631,300	38.0

Robin Wilson 2640 W. California Ave. Salt Lake City, Utah 84104	6,644,998	(3)	3.7	125,000	8.9	19,144,998	6.0

Dennis Gauger 2640 W. California Ave. Salt Lake City, Utah 84104	3,789,998	(4)	2.1	125,000	8.9	16,289,998	5.1

Margaret Groen 2640 W. California Ave. Salt Lake City, Utah 84104	10,774,684	(5)	6.0	125,000	8.9	23,274,684	7.3

All officers and directors as a group (3 persons)	29,566,296		16.4	1,275,000	91.1	157,066,296	49.1

(1)
Unless otherwise indicated, each person identified in the table has sole voting and investment power with respect to the common stock beneficially owned by such person.  The total number of outstanding shares included in the computation of percentages is 154,714,931 plus 25,304,996 options which are exercisable by executives and directors within 60 days.

(2)	Includes 7,747,884 shares owned by David Groen, 2,403,000 shares beneficially owned held by family trusts and 8,980,416 options exercisable by David Groen.
(3)	Includes 300,000 shares owned by Robin Wilson, 100,000 shares beneficially owned held by family trusts and 6,244,998 options exercisable by Robin Wilson.
(4)	Includes 50,000 shares owned by Dennis Gauger and 3,739,998 options exercisable by Dennis Gauger.
(5)
Includes 4,435,100 shares beneficially owned by Margaret Groen held by a trust and by the estate of Jay Groen, 1,500,000 options exercisable by Margaret Groen, and 4,839,584 options beneficially owned and exercisable by a trust and by the estate of Jay Groen.

(6)
Each share of Series A preferred stock entitles the holder to cast one hundred (100) votes on all matters submitted to the stockholders for a vote, voting together with the holders of the common stock as a single class.

David Groen, President and Chief Executive Officer, owns 1,025,000 shares of the Company’s Series A Convertible Preferred Stock, and Robin Wilson, Executive Vice President and Chief Operating Officer, Dennis Gauger, Senior Vice President and Chief Financial Officer, and Margaret Groen, the surviving spouse of the late Jay Groen, each owns 125,000 shares of the Company’s Series A Convertible Preferred Stock, combined representing 100% of the outstanding shares of that series of preferred stock.  Each share of the Series A Convertible Preferred Stock entitles the holder to cast one hundred (100) votes, or a total of 140,000,000 votes on all matters submitted to the stockholders for a vote, voting together with the holders of the common stock of the Company as a single class.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

At June 30, 2007, the Company had a note payable, originating in 1990, of $180,000, plus accrued interest of $165,000, due to a company owned by David and the late Jay Groen.  The note bears interest at 12% and is due on demand.

At June 30, 2007, the Company had two notes payable to David Groen totaling $101,000, plus accrued interest totaling $12,000.  The notes bear interest at 8% and 18% and are due on demand.

At June 30, 2007, the Company had two notes payable to Robin Wilson totaling $234,000, plus accrued interest totaling $61,000.  The notes bear interest at 8% and are due on demand.

At June 30, 2007, current liabilities of the Company included short-term notes payable to related parties (including the notes payable to executive officers discussed in the three preceding paragraphs), primarily stockholders of the Company (including the related party notes payable described above), totaling $13,443,000, with accrued interest payable of $4,633,000.  Most of these notes are unsecured, due on demand, and bear interest at annual rates ranging from 8% to 25%, with four notes at 36% and two notes at 50% where interest was paid in advance in common shares of the Company.  Included in these notes payable at June 30, 2007 are notes payable totaling $2,270,000 that are technically in default.  In addition, the Company is delinquent in making payments of accrued interest payable of $434,000 on this related party debt at June 30, 2007.

At June 30, 2007, the Company had unsecured long-term notes payable to two stockholders totaling $931,000, with interest rates of 12% and 18%.  Accrued interest payable on this related party long-term debt was $210,000 at June 30, 2006.

At June 30, 2007, the Company had related party accounts and notes receivable from employees and a former officer of the Company, resulting primarily from cash advances, totaling $57,000, bearing interest at 7% to 12%.  The Company has implemented a procedure to reduce the note receivable from a former officer each quarter by offsetting amounts due to the former officer by the Company for accrued compensation and interest expense.

Royalty payments of 1% of the gross sales price of gyroplanes are to be paid to the Company’s founders, David Groen and the estate of the late Jay Groen.  Through June 30, 2007, royalties payable totaled $12,500 to each of these parties, which amounts are included in cost of sales in the accompanying consolidated statement of operations.

Included in long-term accrued expenses in the consolidated balance sheet at June 30, 2007 is deferred compensation payable to twelve management employees or former employees, including officers and directors of the Company, with amounts originating from fiscal year 1998 through fiscal year 2007.  In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary.  The terms of the Company’s Series B Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors.  Deferred compensation totaling $4,195,000, related accrued payroll taxes of $160,000 and related accrued interest payable of $309,000 are classified as long-term liabilities at June 30, 2007.  Through June 30, 2007, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company’s outstanding financing agreements and would be prudent in light of the Company’s financial condition and availability of cash.  In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.

Director Independence

The Company currently does not have any directors considered to be independent pursuant to Rule 4200 of the National Association of Securities Dealers' listing standards.

PART IV

Item 13.	Exhibits

(a)	Exhibits (filed with this report unless indicated below)

3.1	Amendment to Second Restated Articles of Incorporation of Groen Brothers Aviation, Inc. {1}

3.2	Second Amendment to Second Restated Articles of Incorporation of Groen Brothers Aviation, Inc. (1)

3.3	Third Restated Articles of Incorporation of Groen Brothers Aviation, Inc. (2)

3.4	Amendment to Third Restated Articles of Incorporation of Groen Brothers Aviation, Inc. (3)

3.5	Second Amendment to Third Restated Articles of Incorporation of Groen Brothers Aviation, Inc. (4)

3.6	Amendment to Fourth Restated Articles of Incorporation of Groen Brothers Aviation, Inc. (5)

3.7	Second Amendment to Fourth Restated Articles of Incorporation of Groen Brothers Aviation, Inc. (6)

3.8	By-laws (4)

4.1	Amended and Restated 2000 Option Plan (7)

10.1	Amendment to the Common Stock Purchase Agreement Dated November 7, 2000 (2)

10.2	Form of SparrowHawk Dealer Agreement (4)

10.3	Form of Amendment No. 2 to Securities Exchange Agreement (4)

10.4	Form of Stock Option (4)

11	Statement re: computation of per share earnings. (8)

14.1	Groen Brothers Aviation Corporate Values (2)

14.2	Standards of Conduct (2)

21	Subsidiaries of the small business issuer. (8)

23.1	Consent of Independent Registered Accounting Firm

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Certification of Principal Executive Officer required by Rule 13a-14(b) and 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer required by Rule 13a-14(b) and 18 U.S.C. 1350

(1)   Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2003 and incorporated herein by reference.
(2)   Filed as an exhibit to the Company’s report on Form 10-KSB for the year ended June 30, 2004 and incorporated herein by reference.
(3)   Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31. 2004 and incorporated herein by reference.
(4)   Filed as an exhibit to the Company’s report on Form 10-KSB for the year ended June 30, 2005 and incorporated herein by reference.
(5)   Filed as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 2006 and incorporated herein by reference.
(6)   Filed as an exhibit to the Company’s Report on Form 8-K filed May 11, 2007 and incorporated herein by reference.
(7)   Filed as an exhibit to the Company’s registration statement on Form S-8 filed June 10, 2005 and incorporated herein by reference.
(8)   Information included in Notes to Consolidated Financial statements filed with this report.

Item 14.	Principal Accountant Fees and Services

The following schedule presents the professional fees incurred to HJ & Associates, LLC, the Company’s independent registered accountants engaged March 1, 2006, for the fiscal years ended June 30, 2007 and 2006.

	2007	2006

Audit fees	$56,800	$42,250
Audit related fees	-	-
Tax fees	4,996	2,838
Other fees	-	-

Total	$61,796	$45,088

Tax fees were for preparation of federal and state income tax returns and related tax consultation.

All professional fees paid to the Company’s independent registered accountants are pre-approved by the Board of Directors of the Company, acting in its capacity as the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROEN BROTHERS AVIATION, INC.

/s/ David Groen
David Groen, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

Signatures	Capacity in Which Signed	Date

/s/ David Groen	President and Chief Executive Officer	October 15, 2007
David Groen	(Principal Executive Officer)

/s/ Dennis P. Gauger	Chief Financial Officer and Secretary	October 15, 2007
Dennis P. Gauger	(Principal Financial Officer)

/s/ Robert Wilson	Director	October 15, 2007
Robert Wilson

GROEN BROTHERS AVIATION, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Groen Brothers Aviation, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Groen Brothers Aviation, Inc. as of June 30, 2007, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Groen Brothers Aviation, Inc. as of June 30, 2007, and the results of their operations and their cash flows for the years ended June 30, 2007 and 2006 in conformity with US generally accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company’s operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
October 10, 2007

GROEN BROTHERS AVIATION, INC.
Consolidated Balance Sheet

Assets	June 30, 2007

Current assets:
Cash	$60,000
Accounts receivable	15,000
Related party accounts and notes receivable	57,000
Prepaid expenses	31,000
Inventories	466,000

Total current assets	629,000

Property and equipment, net	681,000

Total assets	$1,310,000

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$3,534,000
Accrued expenses	6,489,000
Deferred revenue	634,000
Notes payable	558,000
Related party notes payable	13,443,000
Series B 15% cumulative redeemable non-voting preferred stock, no par value, 50,000,000 shares authorized, 58,771 shares issued and outstanding	58,771,000

Total current liabilities	83,429,000

Long-term liabilities:
Accrued expenses	4,664,000
Deferred revenue	25,000
Long-term debt	109,000
Related party long-term debt	931,000
Dealer deposits	2,145,000

Total liabilities	91,303,000

Stockholders’ deficit:
Series A convertible preferred stock, no par value, 50,000,000 shares authorized, 1,400,000 shares issue and outstanding	70,000
Common stock, no par value, 500,000,000 shares authorized, 154,522,431 shares issued and outstanding	31,861,000
Accumulated deficit	(121,924,000)

Total stockholders’ deficit	(89,993,000)

Total liabilities and stockholders’ deficit	$1,310,000

See accompanying notes to consolidated financial statements.

GROEN BROTHERS AVIATION, INC.
Consolidated Statements of Operations

	Years Ended June 30,

	2007	2006

Revenues	$3,403,000	$3,115,000

Costs and expenses:
Cost of sales	9,360,000	3,358,000
Research and development	1,555,000	2,534,000
General and administrative expenses	2,659,000	1,837,000

Total costs and expenses	13,574,000	7,729,000

Loss from operations	(10,171,000)	(4,614,000)

Other income (expense):
Related party interest income	5,000	6,000
Interest and other income	13,000	6,000
Gain on extinguishment of debt	26,000	166,000
Interest expense	(2,740,000)	(1,509,000)
Series B preferred stock interest expense	(12,550,000)	(14,136,000)

Total other income (expense)	(15,246,000)	(15,467,000)

Loss before income taxes	(25,417,000)	(20,081,000)

Income tax benefit	-	-

Net loss	$(25,417,000)	$(20,081,000)

Net loss per share – basic and diluted	$(0.17)	$(0.15)

Weighted average number of common shares outstanding – basic and diluted	147,446,000	136,904,000

See accompanying notes to consolidated financial statements.

GROEN BROTHERS AVIATION, INC.
Consolidated Statements of Stockholders' Deficit
Years Ended June 30, 2007 and 2006

	Series A Convertible
	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance forward, June 30, 2005	1,400,000	$70,000	130,424,172	$23,590,000	$(76,426,000)	$(52,766,000)

Issuance of common stock for:
Cash	-	-	10,449,417	2,236,000	-	2,236,000
Accrued expenses	-	-	861,171	179,000	-	179,000
Interest expense	-	-	1,059,533	190,000	-	190,000
Reduction of deferred revenue	-	-	184,907	37,000	-	37,000
Payment of debt	-	-	1,146,213	234,000	-	234,000
Purchase of property and equipment	-	-	530,093	106,000	-	106,000
Customer refund	-	-	5,000	1,000	-	1,000
Settlement of put option liability	-	-	5,004,009	1,560,000		1,560,000
Employer 401(k) expense	-	-	505,980	99,000	-	99,000
Services	-	-	338,214	71,000	-	71,000
Finders’ compensation	-	-	-	(129,000)	-	(129,000)
Return of collateral shares	-	-	(400,000)	-	-	-
Cancellation of shares put to to the Company	-	-	(750,000)	-	-	-
Issuance of stock options for:
Cash	-	-	-	44,000	-	44,000
Interest expense				56,000		56,000
Services	-	-	-	38,000	-	38,000
Issuance of warrants for Series B preferred stock interest expense				924,000		924,000
Net loss	-	-	-	-	(20,081,000)	(20,081,000)
Balance, June 30, 2006	1,400,000	$70,000	149,358,709	$29,236,000	$(96,507,000)	$(67,201,000)

See accompanying notes to consolidated financial statements.

GROEN BROTHERS AVIATION, INC.
Consolidated Statements of Stockholders' Deficit Continued
Years Ended June 30, 2007 and 2006

	Series A Convertible
	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance forward, June 30, 2006	1,400,000	$70,000	149,358,709	$29,236,000	$(96,507,000)	$(67,201,000)

Issuance of common stock for:
Cash	-	-	2,891,135	578,000	-	578,000
Accrued expenses	-	-	427,495	82,000	-	82,000
Interest expense	-	-	2,844,072	457,000	-	457,000
Prepaid interest to related parties - net of unamortized prepaid interest of $86,000	-	-	801,728	36,000	-	36,000
Reduction of deferred revenue	-	-	175,000	35,000	-	35,000
Purchase of property and equipment	-	-	300,000	45,000	-	45,000
Reduction in stock deposit	-	-	150,000	30,000	-	30,000
Employer 401(k) expense	-	-	983,142	187,000	-	187,000
Services	-	-	591,150	114,000	-	114,000
Finders’ compensation	-	-	-	(35,000)	-	(35,000)
Cancellation of shares	-	-	(4,000,000)	-	-	-
Issuance of stock options for:
Interest expense	-	-	-	185,000	-	185,000
Services				128,000		128,000
Stock-based compensation				783,000		783,000
Net loss	-	-	-	-	(25,417,000)	(25,417,000)
Balance, June 30, 2007	1,400,000	$70,000	154,522,431	$31,861,000	$(121,924,000)	$(89,993,000)

See accompanying notes to consolidated financial statements.

GROEN BROTHERS AVIATION, INC.
Consolidated Statements of Cash Flows

	Years Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(25,417,000)	$(20,081,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	195,000	160,000
Stock-based compensation	783,000	-
Common stock issued for interest expense and prepaid interest	493,000	190,000
Common stock issued for services	114,000	71,000
Common stock issued for 401(k) expense	187,000	99,000
Stock options and warrants issued for interest expense	185,000	56,000
Stock options and warrants issued for services	128,000	38,000
Interest expense accrued on Series B preferred stock	12,550,000	14,136,000
Interest expense on put option liability	-	45,000
Interest expense added to debt principal	24,000	23,000
Other expenses added to debt principal	-	4,000
Interest income added to related party notes receivable	(5,000)	(6,000)
Gain on extinguishment of debt	(26,000)	(166,000)
Loss on disposal of property and equipment	1,000	-
(Increase) decrease in:
Accounts and notes receivable	1,201,000	(1,187,000)
Prepaid expenses	(29,000)	2,000
Inventories	(23,000)	(54,000)
Increase (decrease) in:
Accounts payable	1,511,000	1,202,000
Accrued expenses	2,551,000	1,737,000
Deferred revenue	39,000	80,000
Net cash used in operating activities	(5,538,000)	(3,651,000)

Cash flows from investing activities:
Purchase of property and equipment	(197,000)	(187,000)
Proceeds from the sale of property and equipment	22,000	-
Issuance of related party notes receivable	-	(29,000)
Payments of related party notes receivable	22,000	5,000
Net cash used in investing activities	(153,000)	(211,000)

Cash flows from financing activities:
Proceeds from the issuance of debt	6,778,000	2,012,000
Repayment of debt	(1,590,000)	(470,000)
Proceeds from the issuance of common stock and stock options	578,000	2,280,000
Deposits received for the purchase of common stock	-	30,000
Payment of finders’ compensation on issuance of common stock	(19,000)	(56,000)
Net cash provided by financing activities	5,747,000	3,796,000

Net increase (decrease) in cash	56,000	(66,000)
Cash, beginning of year	4,000	70,000
Cash, end of year	$60,000	$4,000

See accompanying notes to consolidated financial statements.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements

Note 1:  Organization and Summary of Significant Accounting Policies

Organization and Principles of Consolidation– The consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and its wholly-owned subsidiary, Groen Brothers Aviation USA, Inc. (“GBA-USA”), (collectively, the “Company”).  All significant inter-company balances and transactions have been eliminated.  The primary business purpose of the Company is to develop, manufacture and market the gyroplane, which activities are considered one business segment.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Cash and Cash Equivalents– For purposes of the consolidated statements of cash flows, the Company considers all cash and investments with original maturities to the Company of three months or less to be cash equivalents.  The Company had no cash equivalents at June 30, 2007.

Accounts Receivable– Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  Management of the Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts.  Trade accounts receivable are written off when deemed uncollectible.  Recoveries of trade accounts receivable previously written off are recorded as income when received.  Management determined that no allowance for doubtful accounts was required at June 30, 2007.

Inventories– Raw materials and parts inventories are stated at the lower of cost or market, with cost determined using primarily the first-in-first-out (FIFO) method.  Work-in-process inventories at June 30, 2007 consist of SparrowHawk kits which have not been delivered in a completed status to customers.  The SparrowHawk kits work-in-process inventories are stated at the lower of cost or market, with cost determined on estimated average unit costs of the kits.  The cost of parts inventories manufactured by the Company and work-in-process inventories include an allocation of overhead costs comprised of labor, operating supplies, utilities, depreciation, rent and other facility costs.

Contract-related expenses incurred on by the Company on its long-term government and commercial contracts, including its own labor, travel, supplies and other costs, and the costs of subcontractors and consultants, are generally deferred as work-in-process inventories and expensed to cost of sales as the contract revenue for each milestone of a particular contract is recognized.  When a loss on a contract is projected, however, all contract-related costs and expenses are expensed as incurred.  At June 30, 2007, the Company had no work-in-process inventories related to long-term contracts.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Property and Equipment– Property and equipment are carried at cost, less accumulated depreciation and amortization.  Depreciation and amortization are computed using accelerated and straight-line methods based on the estimated useful lives of the assets or term of the lease.  Depreciation and amortization expense was $195,000 and $160,000 for the years ended June 30, 2007 and 2006, respectively.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized in operations for the period.  The cost of maintenance and repairs is charged to operations as incurred.  Significant renewals and betterments are capitalized.

Dealer Deposits–  Dealer deposits consist of amounts received from the Company’s authorized dealers on aircraft in anticipation of full-scale production of the Company’s Hawk 4 gyroplane.  The deposit guarantees a delivery sequence number and represents a percentage of the total estimated purchase price.  The Company has also issued common stock to dealers as partial consideration for the delay in the certification of the Hawk 4 gyroplane.  These costs have been charged to interest expense as incurred.  The dealers have been given the opportunity to convert a portion of their deposits into shares of the Company’s restricted common stock.  Those dealers that have converted deposits into shares and are now stockholders of the Company are considered related parties.  The Company continues its efforts to obtain the funding to complete the certification of the Hawk 4.  Once such funding is obtained, the Company estimates the certification process will require two to three years to complete.  Because of the long-term prospects of obtaining the funding and completing the certification, dealer deposits have been recorded as long-term liabilities.

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

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

The Company recognizes revenue on its current government contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA.  At that time, DARPA instructs the Company to submit an invoice for payment for the respective milestone at the amount specified in the contract.  Contract-related expenses incurred by the Company for each milestone of the contract, including its own labor, travel, supplies and other costs, and the costs of subcontractors and consultants, are deferred as work-in-process inventory and expensed to cost of sales as the contract revenue for the milestone is recognized.  When a loss on a contract is projected, however, all contract-related costs and expenses are expensed as incurred.

The Company recognizes revenue on commercial and sub-contractor contracts as each scheduled phase of the contract is completed and invoices are submitted.  Contract-related expenses incurred by the Company for each phase of the contract, including its own labor, travel, supplies and other costs, and the costs of subcontractors and consultants, are deferred as work-in-process inventory and expensed to cost of sales as the contract revenue for the milestone is recognized.  When a loss on a contract is projected, however, all contract-related costs and expenses are expensed as incurred.

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

Stock-Based Compensation - Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payments, using the modified prospective application method.  Under this transition method, the Company recorded compensation expense on a straight-line basis of $783,000 for the year ended June 30, 2007 for: (a) the vesting of options granted prior to July 1, 2006 (based on the grant-date fair value estimated using the Black-Scholes option-pricing model and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to June 30, 2006 (based on the grant-date fair value estimated using the Black-Scholes option pricing model).  The stock-based compensation expense for the year ended June 30, 2007 has been allocated to the various categories of costs and expenses in a manner similar to the allocation of payroll expense.  In accordance with the modified prospective application method, results for the year ended June 30, 2006 have not been restated.

Non-Employee Stock Options and Warrants – In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company estimates the fair value of the consideration recorded for stock options and warrants issued to non-employees using the Black-Scholes option-pricing model.  For those stock options and warrants that have variable characteristics, the Company will continue to use this methodology to periodically reassess the fair value of the consideration to determine if the value of the consideration recorded in the consolidated financial statements requires adjustment.  Changes in the assumptions used in the option-pricing model, including the market price of the Company’s common stock and risk-free interest rates, may result in fluctuations in the estimated fair value and carrying value of the consideration recorded for variable non-employee stock options and warrants.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Financial Instruments with Characteristics of Both Liabilities and Equity - In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The adoption of SFAS No. 150 resulted in the reporting of the Company’s Series B Preferred Stock and a put option obligation as liabilities.  The carrying value of the Series B Preferred Stock was the same before and after adoption of SFAS No. 150, and therefore no cumulative effect adjustment was required.

Advertising - Advertising costs are non-direct in nature, and are expensed over the periods in which the advertising takes place.  Advertising expense totaled $3,000 and $5,000 for the years ended June 30, 2007 and 2006, respectively.

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

The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise primarily from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  Options and warrants to purchase 87,160,372 shares of common stock at exercise prices ranging from $0.15 to $1.10 and 99,011,502 shares of common stock at exercise prices ranging from $0.15 to $1.10 were outstanding at June 30, 2007 and 2006, respectively.  Certain notes payable, long-term debt and related accrued interest payable were convertible into a total of 56,270,363 and 34,659,722 shares of common stock at June 30, 2007 and 2006, respectively, with conversion prices ranging from $0.20 to $1.25.  Common stock equivalents were not included in the diluted loss per share calculation because the effect would have been antidilutive.

Restricted shares of common stock issued as collateral for notes payable are excluded from the calculation of loss per common share.

Reclassifications - Certain amounts in the consolidated financial statements for fiscal year 2006 have been reclassified to conform to the current year presentation.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Recently Issued Accounting Pronouncements - The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for the fiscal year of adoption.  The provisions of FIN 48 will be effective for the Company on July 1, 2007, and the Company has not yet determined the potential financial statement impact of adopting FIN 48.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

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

Note 2:  Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Because of recurring operating losses, the excess of current liabilities over current assets, the stockholders’ deficit, and negative cash flows from operations, there is substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2007, the Company had total current liabilities of $83,429,000 and current assets of $629,000, resulting in a working capital deficiency of $82,800,000.  Included in current liabilities and the working capital deficiency at June 30, 2007 is a $58,771,000 Series B Preferred Stock obligation.  On May 10, 2007, the Company received the approval of the Series B Holders to extend the redemption date of the Series B Preferred Stock from May 1, 2007 to June 16, 2007, or such later date as agreed to in writing by at least 80% of the Series B Holders.  Subsequently, the Series B Holders agreed in writing to an extension of the redemption date to November 30, 2007.  In order to repay this obligation in full or in part when due, the Company will be required to raise significant capital from other sources.  Alternatively, the Company will be required to negotiate another extension of the Series B Preferred Stock maturity date, as it has accomplished in the past.  There is no assurance, however, that the Company will be successful in raising the capital required to repay the Series B Preferred Stock obligation or in obtaining a further extension of the Series B Preferred Stock redemption date beyond November 30, 2007.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

The Company’s continuation as a going concern is dependent on attaining profitable operations, obtaining additional outside financing and/or restructuring its debt obligations, including its Series B Preferred Stock.  The Company has funded losses from operations in primarily from the issuance of debt to related parties (current shareholders and lenders of the Company), the increase in accounts payable and accrued expenses, and the sale of the Company’s restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations.  The Company anticipates that the issuance of debt and the sale of the Company’s restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.

The DARPA contract (see Note 3) has been a significant source of revenues and operating cash flow, with $4,790,000 of revenues recognized and received through June 30, 2007.  The Company believes that the remaining revenues from Phase One of the contract, as recently modified (Note 22), currently estimated at approximately $5,660,000, will continue to be the largest source of revenues in the short term, and will have a positive impact on cash flows from operations.  However, the Company has been required to add personnel, engage subcontractors, and make other significant purchases to meet its obligations under this contract, which has resulted in a negative profit margin realized on the DARPA contract and reduced cash flows from operations.

Operating revenues from the DARPA contract, a new sub-contract commenced during the year ended June 30, 2007, and from the sale of SparrowHawk kit gyroplanes, the Company’s primary source of operating revenues prior to the award of the DARPA contract and the sub-contract, are not currently sufficient, nor are they projected to be sufficient in the near future, to cover operating expenses.  SparrowHawk kit sales will not be sufficient to cover related operating expenses for the following reasons:

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

As a result, the Company anticipates that operating costs of personnel, facilities, research and development and sales and marketing will increase from levels reported for fiscal year 2007.

There can be no guarantee or assurance that the Company will be successful in its ability to generate income from operations or from the DARPA contract, or to raise capital at favorable rates or at all.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3:  DARPA Contract

The Company announced on November 7, 2005 that the US Defense Advanced Research Projects Agency (“DARPA”) has selected the Company to lead a team to design a proof of concept high speed, long range, vertical takeoff and landing (“VTOL”) aircraft.  This modern rotorcraft, named the “Heliplane” by DARPA, is an intended demonstration vehicle for future gyrodynes to be used in combat search and rescue roles.  Phase One of this potential multi year four phase program, as modified (Note 22), begins with a twenty-three month $10.4 million award to develop the preliminary design and perform key technology demonstrations.  Substantial portions of Phase One payments are paid by the Company to subcontractors and consultants hired by the Company.  Payments under this contract are conditional upon the Company attaining several milestone objectives during the course of Phase One of the contract.  Contracts for subsequent phases are conditional on completion of Phase One and successor phases.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

The Company recognizes revenue on this contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA.  At that time, DARPA will instruct the Company to submit an invoice for payment for the respective milestone at the amounts specified in the contract.  Through December 31, 2006, contract-related expenses incurred by the Company for each milestone of the contract, including its own labor, travel, supplies and other costs, and the costs of subcontractors and consultants, were deferred and expensed to cost of sales as the contract revenue for the milestone was recognized.  As discussed above, the Company is currently experiencing a negative profit margin on the DARPA contract; therefore, all contract-related costs and expenses are expensed as incurred.  Through June 30, 2007, the Company completed the first four milestones and substantially all of the fifth milestone of Phase One of the DARPA contract, and recognized revenues totaling $4,790,000, $2,350,000 recognized in the fiscal year ended June 30, 2006 and $2,440,000 recognized in the current fiscal year ended June 30, 2007.

At June 30, 2007, the Company had pledged approximately $2.4 million of the remaining Phase One payments to be received from DARPA to secure payment of certain notes payable to related parties.  The Company established an escrow arrangement with its bank whereby DARPA funds will be deposited directly into the escrow account and the lenders will be paid directly from the escrow account.

Note 4:  Loss Per Common Share

The computation of basic net loss per common share is computed using the weighted average number of common shares outstanding during each period.  The computation of diluted net loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period, as well as common shares issuable upon the conversion of debt to common stock.  Common stock equivalents were not included in the diluted loss per share calculation because the effect would have been antidilutive.

The calculation of the weighted average number of common shares outstanding excludes common shares that have been issued as collateral for certain notes payable to related parties (Note 9).  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full.  During the year ended June 30, 2006, 400,000 collateral shares were returned to the Company and cancelled when the related debt was repaid.  At June 30, 2007, the Company had issued 5,350,000 shares of common stock as collateral.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 5:  Related Party Accounts and Notes Receivable

Related party accounts and notes receivable at June 30, 2007 resulted primarily from cash advances to employees, and include three unsecured notes receivable totaling $57,000 from employees and former employees, which bear interest at 7% to 12% per annum.

Note 6:  Detail of Certain Balance Sheet Accounts

Inventories consist of the following:

Raw materials and parts	$255,000
Work-in-progress	197,000
Finished goods	14,000

$466,000

Property and equipment consists of the following:

Equipment and tools	$855,000
Computer equipment and software	574,000
Aircraft	388,000
Vehicles	68,000
Leasehold improvements	111,000
Furniture	59,000
Construction-in-progress	28,000

2,083,000
Accumulated depreciation and amortization	(1,402,000)

$681,000

Accounts payable consist of the following:

Trade accounts payable	$3,052,000
Related party payables	482,000

$3,534,000

Deferred revenue consists of the following:

Related party customer advance payments	$289,000
Customer advance payments	345,000

$634,000

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Dealer deposits consist of the following:

Related party dealer deposits	$1,741,000
Dealer deposits	404,000

$2,145,000

Related parties consist of officers, directors, employees and shareholders.

Note 7:  Accrued Expenses:

Accrued expenses reported as current liabilities consist of the following:

Compensation and related taxes	$789,000
Related party interest	4,843,000
Interest	506,000
Loan fees payable	164,000
Consulting fees	57,000
Finders’ compensation	33,000
Royalties to related parties (Note 20)	25,000
Other	72,000

Total	$6,489,000

Accrued related party interest payable is comprised of interest expense payable on notes payable to related parties, consisting primarily of stockholders of the Company.

Long-term accrued expenses consist of the following:

Deferred compensation	$4,195,000
Accrued payroll taxes on deferred compensation	160,000
Accrued interest on deferred compensation	309,000

Total	$4,664,000

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

The deferred compensation is payable to twelve officers, directors, and senior management executives of the Company, with amounts originating from fiscal year 1998 through the current fiscal year.  In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary.  The terms of the Company’s Series B Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors.  Through June 30, 2007, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company’s outstanding financing agreements and would be prudent in light of the Company’s financial condition and availability of cash.  In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.  The deferred compensation and related accrued payroll taxes and interest payable are classified as long-term liabilities at June 30, 2007 as the Company does not anticipate payment of any of these amounts in the next twelve months.

Note 8:  Notes Payable

Current notes payable are comprised of the following:

Unsecured notes payable to vendors with interest at 20% for the first three months and 25% thereafter, in default as of June 2007	$269,000

Unsecured note payable to a vendor with interest at 12%, in default as of June 2007	272,000

Unsecured note payable to a company with interest at 10.5%, due on demand	10,000

Current portion of long-term debt (Note 10)	7,000

$558,000

Short-term notes payable at June 30, 2006 include notes payable to vendors totaling $541,000 that are technically in default.  In addition, the Company is delinquent in making payments of accrued interest payable of $487,000 on this debt at June 30, 2007.  The Company continues ongoing negotiations with these vendors and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 9:  Related Party Notes Payable

Related party notes payable are comprised of the following notes payable either due on demand or within the twelve months:

Unsecured notes payable to stockholders with interest at 18%	$3,755,000

Unsecured note payable to stockholder with interest at 16%	50,000

Unsecured notes payable to stockholders with interest at 12%	5,488,000

Unsecured notes payable to a stockholder with interest at 36%	1,400,000

Unsecured note payable to stockholders with interest at 50% payable in shares of the Company’s common stock	558,000

Unsecured note payable to a stockholder with interest at 25%	20,000

Unsecured note payable to stockholder with interest at 12.5%	100,000

Unsecured notes payable to stockholders with interest at 8%	706,000

Unsecured note payable to stockholder with interest at 5%	191,000

Unsecured note payable to an entity owned by certain members of senior management, with interest at 12%	180,000

Note payable to a stockholder with interest at 18%, due on demand, secured by research and development parts	50,000

Notes payable to stockholders with interest at 12%, secured by shares of the Company’s common stock	437,000

Unsecured note payable to a stockholders with interest at 12%, convertible into shares of the Company’s common stock upon successful completion of proposed financing/recapitalization	310,000

Unsecured notes payable to stockholders with interest at 10%	198,000

$13,443,000

Related party notes payable at June 30, 2007 include notes payable totaling $2,270,000 that are technically in default.  In addition, the Company is delinquent in making payments of accrued interest payable of $434,000 on this related party debt at June 30, 2007.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Certain shareholder related party note holders may choose to convert outstanding principal and interest balances to common stock of the Company.  The conversion prices per share range from $0.20 per share to $1.25 per share.  At June 30, 2007, $14,074,000 of principal and interest is convertible into 50,565,682 shares of the Company’s common stock (see Note 13).

A total of 5,350,000 shares of the Company’s common stock have been issued as collateral for related party notes payable totaling $635,000 (see Note 4).

Note 10:  Long-Term Debt

Long-term debt is comprised of the following:

Unsecured note payable to a government-sponsored organization, due in monthly installments of $200 with final payment of $87,000 due December 2010	$95,000

Capital lease obligations (Note 11)	21,000
116,000
Less current portion	(7,000)

Total	$109,000

Related party long-term debt is comprised of the following:

Unsecured note payable to a stockholder with interest at 18%, due May 2009	$745,000

Unsecured note payable to a stockholder with interest at 12%, due February 2010	186,000

Total	$931,000

The stockholders may choose to convert outstanding principal and interest balances to common stock at $0.20 per share.  At June 30, 2007, $1,141,000 of principal and interest is convertible into 5,704,681 shares of the Company’s common stock (see Note 13).

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Future maturities of long-term debt are as follows:

Years Ending June 30:

2008	$7,000
2009	752,000
2010	193,000
2011	7,000
2012	5,000
Thereafter	83,000

1,047,000
Less current portion	(7,000)

Long-term portion	$1,040,000

Note 11:  Capital Lease Obligations

The Company has entered into capital lease agreements with financial institutions for office equipment.  Assets held under capital lease included in property and equipment at June 30, 2007 are as follows:

Office equipment	$24,000
Accumulated amortization	(3,000)

$21,000

Amortization expense for assets under capital lease is included with depreciation expense for all other depreciable assets.

Future minimum lease payments are as follows:

Year Ending June 30:

2008	$6,000
2009	6,000
2010	6,000
2011	5,000
2012	3,000
26,000
Less amount representing interest	(5,000)

Present value of minimum lease payments (Note 10)	$21,000

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

At its option, the Company could have redeemed up to 750,000 shares of common stock of the Company at any time from December 15, 2003 through November 7, 2005.  The redemption price was payable in cash at $1.72 per share prior to May 7, 2004, $1.84 per share between May 7 and November 6, 2004, $1.96 per share between November 7, 2004 and May 6, 2005, and $2.08 per share between May 7 and November 7, 2005.  The Company’s option to redeem the 750,000 shares expired on November 7, 2005.

The Company used the Black-Scholes option pricing model to periodically reassess the fair value of the put option liability to determine if the carrying value of the liability in the consolidated financial statements required adjustment, with the adjustment recorded as an increase or decrease to interest expense.

In November 2005, the shareholder put the 750,000 shares to the Company.  The Company did not have the cash or the ability to issue shares of registered, unrestricted common stock of the Company.  However, the shareholder agreed to accept 5,004,009 unregistered, restricted shares of the Company’s common stock in satisfaction of the put option liability of $1,560,000, or approximately $0.31 per share.

Note 13:  Preferred Stock

The Company has authorized 200,000,000 shares of preferred stock having no par value.  There are four series of preferred stock with 50,000,000 shares authorized within each series.  The rights, terms and preferences of preferred stock are set by the Board of Directors.  As of June 30, 2007, the Board of Directors has set rights, terms and preferences of Series A and Series B Preferred Stock for issue.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Series A Convertible Preferred Stock

As of June, 2007, 1,400,000 shares of Series A Convertible Preferred Stock were issued and outstanding.

The Company announced the death on October 9, 2006 of H. Jay Groen, one of the Company’s founders and the then Chairman of the Company’s Board of Directors.  Mr. Groen’s death necessitated a division of the 500,000 shares of Series A Convertible Preferred Stock owned by him.

On November 17, 2006, the Company amended and restated its Articles of Incorporation to change the terms of its Series A Convertible Preferred Stock related to the division of the Series A Convertible Preferred Shares upon the death or permanent incapacity of a holder of the Series A Convertible Preferred Stock.

Pursuant to these amended terms, the 500,000 shares of Series A Convertible Preferred Stock previously held by Jay Groen were distributed 125,000 shares to his surviving spouse and 125,000 shares each to David Groen, Dennis Gauger and Robin Wilson, members of the Company’s Board of Directors.  As a result, David Groen owns 1,025,000 shares of the Series A Convertible Preferred Stock.

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

Series B Preferred Stock

At June 30, 2007, there were 58,771 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock (the “Series B Preferred Stock”) outstanding.  The rights, terms, and preferences of the outstanding preferred shares, as amended, are as follows:

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

•
The maturity date of the shares is defined as the first to occur of (a) June 15, 2007, or such later date as agreed to in writing by at least 80% of the holders of the Series B Preferred Stock (“Series B Holders”), (b) the occurrence of a defined “liquidation event”, or (c) the date that is six months following the receipt by the Company or its affiliates of proceeds from one or more financing transactions in excess of $50 million.

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
Notes to Consolidated Financial Statements
(Continued)

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

On February 13, 2007, the Series B Holders further extended the redemption date to May 1, 2007.  On May 10, 2007, the Series B Holders agreed to an extension of the redemption date of the Series B Preferred Stock to June 16, 2007, or such later date as agreed to in writing by at least 80% of the Series B Holders.  Subsequently, the Series B Holders agreed in writing to an extension of the redemption date to November 30, 2007.

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

Included in the periodic interest expense on the Series B Preferred Stock is the accretion of the $10,700,000 obligation to issue 10,700 shares of additional Series B Preferred Stock on January 1, 2007, calculated on the interest method.  The 10,700 additional shares of Series B Preferred Stock were issued in January 2007.

As a result of amendments to the features of the Series B Preferred Stock, if the Company is successful in raising the levels of funding that it requires to bring its debt obligations current, fund its planned operations, and complete aircraft certification requirements for its Hawk 4 gyroplane, significant portions of this funding may be required to make redemption payments on the Series B Preferred Stock in advance of the maturity date.  At June 30, 2007, the recorded value of the Series B Preferred Stock was $58,771,000, which was recorded as a current liability.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

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

Note 14:  Common Stock

During the year ended June 30, 2007, the Company issued a total of 9,163,722 shares of its restricted common stock, primarily to accredited investors in transactions exempt from registration.  These shares were issued at prices of $0.14 to $0.25 per share through private placement offerings in reliance upon the exemption from registration contained in Rule 506 of Regulation D.  The prices per share recorded in these equity transactions approximated the quoted market price of the Company’s common stock.  The shares were issued for the following consideration: 2,891,135 shares for cash of $578,000; 427,495 shares in payment of accrued expenses of $82,000; 3,645,800 shares in payment of interest expense and prepaid interest expense of $493,000; 175,000 shares in reduction of deferred revenue of $35,000; 300,000 shares to purchase property and equipment of $45,000; 150,000 shares in reduction of stock deposit of $30,000; 983,142 shares in payment of the Company’s matching contribution to its 401(k) plan of $187,000; and 591,150 shares in payment of services of $114,000.  In addition, total finders’ compensation on the sale of common stock totaled $35,000.  The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

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

During the year ended June 30, 2007, the Company issued options to purchase a total of 23,638,788 shares of common stock:  4,575,385 options to investors in connection with the sale of common stock of the Company with exercise prices of $0.20 to $0.25 per share exercisable for periods of 1 to 2 years;  2,868,403 options as loan fees or interest expense to lenders with exercise prices of $0.16 to $0.25 per share exercisable for a period of 1 to 3 years; 1,500,000 options to an individual for services with an exercise price of $0.18 per share exercisable for a period of five years; and 14,695,000 options to employees with exercise prices of $0.14 to $0.25 per share exercisable for a period of 5 to 7 years (granted under the Company’s employee stock option plan for which a Form S-8 registration statement has been filed).

During the year ended June 30, 2007, the Company issued warrants to purchase a total of 420,000 shares of common stock as loan fees or interest expense to lenders with exercise prices of $0.16 to $0.24 per share exercisable for a period of five years.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

The Company estimated the value of the 2,868,403 options issued to lenders at $147,000 using the Black-Scholes option pricing model, and charged this amount to interest expense.  The Company estimated the value of the 1,500,000 options issued to an individual for services at $120,000 using the Black-Scholes option pricing model, and charged this amount to general and administrative expense.  The Company estimated the value of the 420,000 warrants issued to lenders at $44,000 using the Black-Scholes option pricing model, and charged this amount to interest expense.  In addition, the Company reduced interest expense by $6,000 through periodic adjustments to the value of 3,200,000 variable stock options during the year ended June 30, 2006 using the Black-Scholes option pricing model, and charged a total of $7,500 to general and administrative expense for the current year vesting of the grant date fair value of 500,000 options issued to a non-employee consultant.

The Company has issued shares of its common stock as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The legend will only be removed if the Company is in default on the applicable loan, at which time, a new certificate will be issued and a value recorded for the shares to account for the loan and accrued interest settled.  In addition, the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable loan and accrued interest are paid in full.  To date, the Company has not defaulted on any loan where common stock has been pledged as collateral.  It is the Company’s position that there will be no default on these loans, and therefore, all issued collateral shares will be returned.  Under this assumption, the Company believes it is appropriate to not assign any value to the collateral shares issued and to not include these shares in the calculation of loss per share.  During the year ended June 30, 2006, 400,000 collateral shares were returned to the Company and cancelled when the related debt was repaid.  At June 30, 2007, the Company had issued 5,350,000 shares of common stock as collateral.

As discussed in Note 12, the Company acquired 750,000 shares of its common stock in November 2005 when a shareholder exercised a put option.  These shares were subsequently cancelled.

The conversion prices per share of the convertible notes payable and long-term debt disclosed in Notes 9 and 10 were based on the cash price per common share paid in private placement transactions on or near the date the debt agreements were negotiated.  The cash price per common share and the conversion prices per share approximated the quoted market price per share of the Company’s common stock on or near the date the note agreements were negotiated.  The conversion prices per share have all been set at the market price of the common stock, or above the market price whenever possible, with market price typically established at the price per share that the Company was selling restricted common shares for cash at the time.  Because the conversion price per share was generally “under water” in substantially all of these transactions, the Company concluded that the conversion terms did not represent a beneficial conversion feature.  Therefore, no beneficial conversion features have been accounted for in the Company’s consolidated financial statements for these transactions.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 15:  Stock Option Plan and Stock Based Compensation

Under the Company’s 2000 amended and restated stock option plan (Plan), there are 60 million shares that are authorized for stock options.  The Company may issue both non-qualifying stock options and qualifying incentive stock options.  All stock options have an exercise price that is not less than 100 percent of the fair market value on the date of the grant.  While expiration dates vary on particular grants, no stock options may be exercised more than ten years after the date of grant.  Qualifying incentive stock options are granted only to employees, while non-qualifying options may be granted to employees, directors, and non-employees.

On May 17, 2002 and June 10, 2005, the Company filed Form S-8 Registration Statements (“Registration”) for the Plan under the Securities Act of 1933.  Options granted under the Plan prior to the filing of the 2002 Registration can only be exercised for restricted common stock as defined under the Securities and Exchange Commission Rule 144.  Options granted under the Plan after the 2002 Registration can be exercised for unrestricted and free trading common stock.

The Company’s Board of Directors may also authorize the issuance of other stock options and warrants outside of the Plan.

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

Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method.  Under this transition method, the Company recorded compensation expense on a straight-line basis for year ended June 30, 2007, for: (a) the vesting of options granted prior to July 1, 2006 (based on the grant-date fair value estimated using the Black-Scholes option pricing model and previously presented in pro-forma footnote disclosures), and (b) stock-based awards granted on or subsequent to July 1, 2006 (based on the grant-date fair value estimated using the Black-Scholes option pricing model).  In accordance with the modified prospective application method, results for the year ended June 30, 2006 have not been restated.

The stock-based compensation expense has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Cost of sales	$119,000
Research and development	453,000
General and administrative	211,000

Total stock-based compensation expense realized and increase in net loss	$783,000

Impact on basic loss per common share	$(0.01)

Impact on diluted loss per common share	$(0.01)

There was no stock compensation expense capitalized during the year ended June 30, 2007.

The grant date fair value of the stock options and warrants issued during the year ended June 30, 2007 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	$-
Expected stock price volatility	60%
Risk-free interest rate	4.7%
Expected life of options and warrants	1 – 7 years

The following table summarizes the stock option and warrant activity during the year ended June 30, 2007:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at June 30, 2006	99,011,502	$0.37
Granted	24,058,788	0.20
Exercised	-	-
Cancelled	(4,081,666)	0.29
Expired	(31,828,252)	0.37

Outstanding at June 30, 2007	87,160,372	0.33	2.51	$150,000

Options and warrants vested and exercisable at June 30, 2007	66,005,786	0.34	1.69	$88,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.16 as of June 30, 2007, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

As of June 30, 2007, the total future compensation cost related to non-vested stock-options not yet recognized in the consolidated statements of operations was $1,736,000, and the weighted average period over which these awards are expected to be recognized was 1.72 years.

Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R).  The following pro-forma information is presented for comparative purposes and illustrates the effect on net loss and net loss per common share for the year ended June 30, 2006, as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based compensation prior to July 1, 2006:

Net loss as reported	$(20,081,000)
Deduct:
Total stock-based employee compensation expense determined under fair value based method	(1,570,000)

Pro forma net loss	$(21,651,000)

Basic and diluted loss per share:
As reported	$(0.15)
Pro forma	$(0.16)

Note 16:  Income Taxes

The benefit for income taxes differs from the amount computed at the federal statutory rate as follows:

	Years Ended June 30,
	2007	2006

Income tax benefit at federal statutory rate	$9,913,000	$7,832,000

Series B preferred stock interest expense	(4,895,000)	(5,513,000)

Stock and stock options issued for services and interest	(737,000)	-

Research and development credit	161,000	180,000

Other	(4,000)	(6,000)

Change in valuation allowance	(4,438,000)	(2,493,000)

	$-	$-

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Deferred tax assets (liabilities) as of June 30, 2007 are as follows:

Net operating loss carryforwards	$25,567,000
Research and development credit carryforward	2,227,000
Accrued interest payable	1,889,000
Accrued payroll and related	1,840,000
Deferred revenue	247,000
Other	75,000
Depreciation	(81,000)
Valuation allowance	(31,764,000)

$-

At June 30, 2007, the Company has net operating loss carryforwards available to offset future taxable income of approximately $66 million which will begin to expire in 2008.  The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.  The Tax Reform Act of 1986 limits the annual amount that can be utilized for certain of these carryforwards as a result of changes in ownership of the Company.  An ownership change may have occurred which may severely impact the utilization of the net operating loss carryforwards.

Due to uncertainties surrounding the realization of all carryforwards and currently non-deductible accruals, a valuation allowance has been established to offset the net deferred income tax asset resulting from such deferred tax items.

Note 17:  Supplemental Statement of Cash Flows Information

During the year ended June 30, 2007, the Company:

•	Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $10,000.

•	Decreased inventory and increased property and equipment by $6,000.

•	Acquired property and equipment of $127,000 through the issuance of accounts payable.

•	Issued debt to acquire property and equipment of $11,000.

•	Issued 300,000 shares of common stock to acquire property and equipment of $45,000.

•	Increased related party notes payable and decreased accounts payable by $96,000 for the transfer of accounts payable to debt.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

•	Issued 427,495 shares of common stock in payment of accrued expenses of $82,000.

•	Issued 175,000 shares of common stock in repayment of deferred revenue of $35,000.

•	Increased accrued expenses and decreased common stock by $35,000 for accrued finders’ compensation.

•	Issued 150,000 shares of common stock in reduction of stock deposits of $30,000.

•	Increased debt and decreased accrued expenses by $490,000 for the reclassification of interest payable.

•
Issued 10,700 shares of Series B Preferred Stock, resulting in an increase to Series B cumulative redeemable non-voting preferred stock and a decrease to liability to issue additional shares of Series B preferred stock of $10,700,000.

During the year ended June 30, 2006, the Company:

•	Increased related party notes receivable and increased accrued expenses payable to related parties by $16,000.

•	Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $14,000.

•	Increased related party accounts and notes receivable and decreased accounts receivable by $20,000 for the issuance of an employee note receivable.

•	Issued common stock in payment of related party notes payable of $234,000.

•	Increased related party notes payable and decreased accounts payable by $106,000 for the transfer of accounts payable to debt.

•	Issued common stock to acquire property and equipment of $106,000.

•	Issued common stock in payment of accrued expenses of $179,000.

•	Issued common stock in payment of put option liability of $1,560,000.

•	Issued common stock in repayment of deferred revenue of $37,000.

•	Increased accrued expenses and decreased common stock by $129,000 for accrued finders’ compensation.

•	Issued common stock in payment of a customer refund of $1,000.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

•	Issued debt to acquire property and equipment of $89,000.

•	Increased debt and decreased accrued expenses by $24,000 for the reclassification of interest payable.

•	Increased accrued expenses and decreased accounts payable by $39,000 for the reclassification of accounts payable.

Actual cash paid for interest was $195,000 and $90,000 in fiscal years 2007 and 2006, respectively.

18:  Operating Lease Obligations

The Company leases certain property, vehicles and facilities under noncancellable operating leases.  Future minimum rental payments required under these leases are as follows:

Years Ending June 30,	Amount

2008	$228,000
2009	235,000
2010	242,000
2011	61,000

$766,000

Rental expense for noncancellable operating leases was $324,000 and $262,000 for the years ended June 30, 2007 and 2006, respectively.

Note 19:  401(k) Saving Plan

The Company has a 401(k) Plan (the Plan) to provide retirement and incidental benefits for its employees.  Employees may contribute from 1% to 25% of their gross pay to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service.  The Company may contribute a matching contribution at a rate set by the Board of Directors.  The Plan operates on a calendar year basis.  In fiscal year 2007, and based on contributions by employees during calendar year 2006, the Company made a matching contribution to the Plan of $187,000 in the form of shares of its common stock.  In fiscal year 2006, and based on contributions by employees during calendar year 2005, the Company made a matching contribution to the Plan of $124,000 in the form of shares of its common stock.  Shares issued under the Plan are “restricted” as defined under the Securities and Exchange Commission Rule 144.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 20:  Commitments and Contingencies

Royalty payments of 1% of the gross sales price of gyroplanes are to be paid to the Company’s founders, David Groen and the estate of the late Jay Groen.  Through June 30, 2007, royalties payable totaled $12,500 to each of these parties, which amounts are included in cost of sales in the consolidated statement of operations.

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

The Company has various agreements to compensate individuals and companies with finders’ compensation up to 10% for securing debt and equity financing for the Company.

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

Note 21:  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, payables, and notes payable.  The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items.  The aggregate carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

Note 22:  Subsequent Events

On September 19, 2007, the DARPA contract was modified, increasing the contract award for Phase One from $6.4 million to $10.4 million, and extending the term of Phase One from fifteen to twenty-three months.  The Company will invoice and recognize the additional revenues for Phase One as the requisite meetings are held and technical data submitted and accepted by DARPA.