Form 10QSB
period 2007-09-30
GROEN BROTHERS AVIATION INC /UT/
filed 2007-11-19
CIK 870743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☐  Accelerated Filer ☐    Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 16, 2007
Common Stock, No Par Value	155,742,655

Transitional Small Business Disclosure Format.  Yes ☐  No ☒

GROEN BROTHERS AVIATION, INC.
FORM 10-QSB

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Balance Sheet (Unaudited)
September 30, 2007
Assets

Current assets:
Cash	$43,000
Accounts receivable	1,913,000
Related party accounts and notes receivable	55,000
Prepaid expenses	81,000
Inventories	559,000
Total current assets	2,651,000

Property and equipment, net	661,000

Total assets	$3,312,000

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$3,168,000
Accrued expenses	7,178,000
Deferred revenue	595,000
Short-term notes payable	570,000
Related party notes payable	16,853,000
Series B 15% cumulative redeemable non-voting preferred stock, no par value, 50,000,000 shares authorized, 60,975 shares issued and outstanding	60,975,000
Total current liabilities	89,339,000
Long-term liabilities:
Accrued expenses	4,817,000
Deferred revenue	25,000
Long-term debt	108,000
Related party long-term debt	931,000
Dealer deposits	2,145,000

Total liabilities	97,365,000

Stockholders’ deficit:
Series A convertible preferred stock, no par value, 50,000,000 shares authorized, 1,400,000 shares issue and outstanding	70,000
Common stock, no par value, 500,000,000 shares authorized, 154,970,681 shares issued and outstanding	32,231,000
Accumulated deficit	(126,354,000)

Total stockholders’ deficit	(94,053,000)

Total liabilities and stockholders’ deficit	$3,312,000

See accompanying notes to condensed consolidated financial statements.

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended September 30,

	2007	2006

Revenues	$2,024,000	$63,000

Costs and expenses:
Cost of sales	2,158,000	272,000
Research and development	259,000	471,000
General and administrative expenses	828,000	761,000

Total costs and expenses	3,245,000	1,504,000

Loss from operations	(1,221,000)	(1,441,000)

Other income (expense):
Related party interest income	1,000	2,000
Interest and other income	-	3,000
Gain on extinguishment of debt	1,000	26,000
Interest expense	(1,007,000)	(525,000)
Series B preferred stock interest expense	(2,204,000)	(4,015,000)

Total other income (expense)	(3,209,000)	(4,509,000)

Loss before income taxes	(4,430,000)	(5,950,000)

Income tax benefit	-	-

Net loss	$(4,430,000)	$(5,950,000)

Net loss per share – basic and diluted	$(0.03)	$(0.04)

Weighted average number of common shares outstanding – basic and diluted	149,355,000	144,796,000

See accompanying notes to condensed consolidated financial statements.

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended September 30,

	2007	2006
Cash flows from operating activities:
Net loss	$(4,430,000)	$(5,950,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	52,000	46,000
Common stock issued for interest expense	69,000	101,000
Common stock issued for services	-	9,000
Stock options and warrants issued for interest expense	80,000	37,000
Stock options issued for services	2,000	2,000
Stock-based compensation	195,000	237,000
Interest expense accrued on Series B preferred stock	2,204,000	4,015,000
Interest expense added to debt principal	4,000	-
Gain on extinguishment of debt	(1,000)	(24,000)
Interest income on related party notes receivable	(1,000)	(1,000)
(Increase) decrease in:
Accounts receivable	(1,898,000)	1,212,000
Prepaid expenses	(50,000)	-
Inventories	(102,000)	(975,000)
Increase (decrease) in:
Accounts payable	(350,000)	(293,000)
Accrued expenses	851,000	489,000
Deferred revenue	(39,000)	142,000

Net cash used in operating activities	(3,414,000)	(953,000)

Cash flows from investing activities:
Purchase of property and equipment	(6,000)	(31,000)
Payments of related party notes receivable	1,000	2,000

Net cash used in investing activities	(5,000)	(29,000)

Cash flows from financing activities:
Proceeds from the issuance of debt	3,978,000	1,443,000
Repayment of debt	(595,000)	(671,000)
Increase in bank overdraft	-	118,000
Increase in bank overdraft line of credit	-	49,000
Proceeds from the issuance of common stock and stock options	20,000	55,000
Payment of finders’ compensation on issuance of common stock	(1,000)	(5,000)

Net cash provided by financing activities	3,402,000	989,000

Net decrease in cash	(17,000)	7,000
Cash, beginning of period	60,000	4,000

Cash, end of period	$43,000	$11,000

See accompanying notes to condensed consolidated financial statements.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2007 (Unaudited)

Note 1:  Organization and Basis of Presentation

Organization and Consolidation

The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. (the “Company”) and its wholly owned subsidiary, Groen Brothers Aviation USA, Inc. (“GBA USA”), and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2007, and the results of operations and cash flows for the three months ended September 30, 2007 and 2006.  The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2008.

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

At September 30, 2007, the Company had total current liabilities of $89,339,000 and current assets of $2,651,000, resulting in a working capital deficiency of $86,688,000.  Included in current liabilities and the working capital deficiency at September 30, 2007 is a $60,975,000 Series B Preferred Stock obligation.  On May 10, 2007, the Company received the approval of the Series B Holders to extend the redemption date of the Series B Preferred Stock from May 1, 2007 to June 16, 2007, or such later date as agreed to in writing by at least 80% of the Series B Holders.  Subsequently, the Series B Holders agreed in writing to an extension of the redemption date to November 30, 2007.  In order to repay this obligation in full or in part when due, the Company will be required to raise significant capital from other sources.  Alternatively, the Company will be required to negotiate another extension of the Series B Preferred Stock maturity date, as it has accomplished in the past.  There is no assurance, however, that the Company will be successful in raising the capital required to repay the Series B Preferred Stock obligation or in obtaining a further extension of the Series B Preferred Stock redemption date beyond November 30, 2007.

The Company’s continuation as a going concern is dependent on attaining profitable operations, obtaining additional outside financing and/or restructuring its debt obligations, including its Series B Preferred Stock.  The Company has funded losses from operations primarily from the issuance of debt to related parties (current shareholders and lenders of the Company), the increase in accounts payable and accrued expenses, and the sale of the Company’s restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations.  The Company anticipates that the issuance of debt and the sale of the Company’s restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2007 (Unaudited)

The DARPA contract (see Note 3) has been a significant source of revenues and operating cash flow, with $6,686,000 of revenues recognized from inception of the contract through September 30, 2007.  The Company believes that the remaining revenues from Phase One of the contract, as modified, currently estimated at approximately $3,764,000, will continue to be the largest source of revenues in the short term, and will have a positive impact on cash flows from operations.  However, the Company has been required to add personnel, engage subcontractors, and make other significant purchases to meet its obligations under this contract, which has resulted in a negative profit margin realized on the DARPA contract and reduced cash flows from operations.

Operating revenues from the DARPA contract, a commercial sub-contract, and from the sale of SparrowHawk kit gyroplanes, the Company’s primary source of operating revenues prior to the award of the DARPA contract and the sub-contract, are not currently sufficient, nor are they projected to be sufficient in the near future, to cover operating expenses.  SparrowHawk kit sales will not be sufficient to cover related operating expenses for the following reasons:

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

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2007 (Unaudited)

The Company continues to incur research and development expenditures related to potential applications of the Company’s technology to vertical take-off and landing military aircraft, runway independent short-haul airliners and other aircraft.

As a result, the Company anticipates that operating costs of personnel, facilities, research and development and sales and marketing will increase from levels reported for fiscal year 2007 and for the first quarter of fiscal year 2008.

There can be no guarantee or assurance that the Company will be successful in its ability to generate income from operations or from the DARPA contract, or to raise capital at favorable rates or at all.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2:  DARPA Contract

The Company announced on November 7, 2005 that the US Defense Advanced Research Projects Agency (“DARPA”) had selected the Company to lead a team to design a proof of concept high speed, long range, vertical takeoff and landing (“VTOL”) aircraft.  This modern rotorcraft, named the “Heliplane” by DARPA, is an intended demonstration vehicle for future gyrodynes to be used in combat search and rescue roles.  On September 19, 2007, the DARPA contract was modified, increasing the contract award for Phase One from $6.4 million to $10.4 million, and extending the term of Phase One from fifteen to twenty-three months.  Phase One of this potential multi year four phase program consists of the development of the preliminary design and performance of key technology demonstrations.  Substantial portions of Phase One payments are paid by the Company to subcontractors and consultants hired by the Company.  Payments under this contract are conditional upon the Company attaining several milestone objectives during the course of Phase One of the contract.  Contracts for subsequent phases are conditional on completion of Phase One and successor phases.

The Company recognizes revenue on this contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA.  At that time, DARPA will instruct the Company to submit an invoice for payment for the respective milestone at the amounts specified in the contract.  Because the Company is currently experiencing a negative profit margin on the DARPA contract; all contract-related costs and expenses are expensed as incurred.  Through September 30, 2007, the Company completed the first four milestones and substantially all the fifth milestone of Phase One of the DARPA contract, and recognized revenues totaling $6,686,000, of which $1,896,000 was included in accounts receivable at September 30, 2007.

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

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2007 (Unaudited)

The calculation of the weighted average number of common shares outstanding excludes common shares that have been issued as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full.  At September 30, 2007, the Company had issued 5,350,000 shares of common stock as collateral.

Note 4:  Reclassifications

Certain amounts in the financial statements for the three months and nine months ended March 31, 2006 have been reclassified to conform to the current period presentation.

Note 5:  Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the three-month periods ended September 30, 2007 and 2006 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended September 30,
	2007	2006

Cost of sales	$28,000	$36,000
Research and development	111,000	138,000
General and administrative	56,000	63,000

Total stock-based compensation expense realized and increase in net loss	$195,000	$237,000

There was no stock compensation expense capitalized during the three months ended September 30, 2007 and 2006.

During the three months ended September 30 2007, options to purchase 4,475,000 shares of the Company’s common stock were issued to the Company’s employees, with exercise prices ranging from $0.14 to $0.17 per share, the closing market price on the date of grant, and options and warrants to purchase 1,329,000 shares of the Company’s common stock were issued to lenders and purchasers of the Company’s common stock, with exercise prices ranging from $0.16 to $0.20 per share.  The following table summarizes the stock option and warrant activity during the three months ended September 30, 2007:

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2007 (Unaudited)

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at June 30, 2007	87,160,372	$0.33
Granted	5,804,000	0.14
Exercised	-	-
Cancelled	(390,000)	0.19
Expired	(7,057,000)	0.61

Outstanding at September, 2007	85,517,372	0.29	2.70	$150,000

Options vested and exercisable at September 30, 2007	61,751,536	0.31	1.73	$88,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.16 as of September 30, 2007, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of September 30, 2007, the total future compensation cost related to non-vested stock-options not yet recognized in the condensed consolidated statements of operations was $2,084,000, and the weighted average period over which these awards are expected to be recognized was 2.02 years.

Note 6:  Recent Accounting Pronouncements

The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for the fiscal year of adoption.  The Company adopted the provisions of FIN 48 on July 1, 2007, with no impact on its consolidated financial statements.

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

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2007 (Unaudited)

The FASB has issued SFAS Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  The Company adopted SFAS No. 158 on June 30, 2007, and with no material impact on its consolidated financial statements since the Company currently does not sponsor the defined benefit pension or postretirement plans within the scope of the standard.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, to simplify accounting for separately recognized servicing assets and servicing liabilities.  SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  Additionally, SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, although early adoption is permitted.  The Company adopted this new standard on July 1, 2007, with no material impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140.  This statement is effective for all financial instruments acquired or issued in financial years beginning after September 15, 2006.  The Company adopted this new standard on July 1, 2007, with no material impact on its consolidated financial statements.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2007 (Unaudited)

On December 21, 2006, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 00-19-2, Accounting for Registration Payment Arrangements, which requires an issuer to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation 14, Reasonable Estimation of the Amount of Loss.  Registration payment arrangements are frequently entered into in connection with issuance of unregistered financial instruments, such as equity shares or warrants. A registration payment arrangement contingently obligates the issuer to make future payments or otherwise transfer consideration to another party if the issuer fails to file a registration statement with the SEC for the resale of specified financial instruments or fails to have the registration statement declared effective within a specific period. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements.  The FSP is effective immediately for registration payment arrangements and financial instruments entered into or modified after the FSP's issuance date.  For previously issued registration payment arrangements and financial instruments subject to those arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006.  The Company adopted this standard on July 1, 2007, and to the extent that the Company enters into financing arrangements in the future that include registration payment arrangements, the future application of this FSP may have a material effect on its consolidated financial condition and results of operations.

EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, was issued in June 2007.  The EITF reached a consensus that nonrefundable payments for goods and services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered and the related services are performed.  Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered.  If the entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense.  This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2007 (the Company’s fiscal year beginning July 1, 2008) and interim periods within those fiscal years.  Earlier application is not permitted.  Entities are required to report the effects of applying this pronouncement prospectively for new contracts entered into on or after the effective date of this pronouncement.  The Company currently is not a party to research and development arrangements that include nonrefundable advance payments.  To the extent that the Company enters into research and development arrangements in the future that include nonrefundable advance payments, the future application of this pronouncement may have a material effect on its consolidated financial condition and results of operations.

Note 7:  Inventories:

Inventories consisted of the following at September 30, 2007:

Raw materials and parts	$305,000
Work-in-process	246,000
Finished goods	8,000

Total	$559,000

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2007 (Unaudited)

Note 8:  Accrued Expenses:

Compensation and related taxes	$714,000
Related party interest	5,281,000
Interest	777,000
Loan fees payable	164,000
Consulting fees	54,000
Finders’ compensation	28,000
Royalties to related parties (Note 20)	26,000
Warrant obligation	75,000
Other	59,000

Total	$7,178,000

Accrued related party interest payable is comprised of interest expense payable on notes payable to related parties, consisting primarily of stockholders of the Company.

Royalty payments totaling 1% of the gross sales price of gyroplanes are to be paid to the Company’s founders, David and the estate of the late Jay Groen.  Through September 30, 2007, royalties payable totaled $13,000 to each of these individuals, which amounts are accrued as a component of cost of sales in the condensed consolidated statements of operations.

Long-term accrued expenses consisted of the following at September 30, 2007:

Deferred compensation	$4,347,000
Accrued payroll taxes on deferred compensation	163,000
Accrued interest on deferred compensation	307,000

Total	$4,817,000

The deferred compensation is payable to twelve officers and directors of the Company, with amounts originating from fiscal year 1998 through the current fiscal year.  In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary.  The terms of the Company’s Series B 15% Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B 15% Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B 15% Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors.  Through March 31, 2007, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company’s outstanding financing agreements and would be prudent in light of the Company’s financial condition and availability of cash.  In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.  The deferred compensation and related accrued payroll taxes and interest payable are classified as long-term liabilities at September 30, 2007 as the Company does not anticipate payment of any of these amounts in the next twelve months.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2007 (Unaudited)

Note 9:  Debt

Included in short-term notes payable at September 30, 2007 are notes payable to vendors and others totaling $527,000, substantially all of which are in default.  The Company continues ongoing negotiations with certain of the vendors and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

Substantially all related party notes payable and related party long-term debt at September 30, 2007 are payable to stockholders of the Company who are considered related parties.  The Company is also delinquent in making payments on related party notes payable totaling $2,682,000.

The Company is also delinquent on making payments of accrued interest payable on debt of $1,310,000, of which $801,000 is payable to related parties.

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

Note 11:  Preferred Stock

The Company has authorized 200,000,000 shares of preferred stock having no par value.  There are four series of preferred stock with 50,000,000 shares authorized within each series.  The rights, terms and preferences of preferred stock are set by the Board of Directors.  As of September 30, 2007, the Board of Directors has set rights, terms and preferences of Series A and Series B Preferred Stock for issue.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2007 (Unaudited)

Series A Convertible Preferred Stock

As of September 30, 2007, 1,400,000 shares of Series A Convertible Preferred Stock were issued and outstanding

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

Series B 15% Preferred Stock

At September 30, 2007, there were 60,975 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock (the “Series B Preferred Stock”) outstanding.  The rights, terms, and preferences of the outstanding preferred shares, as amended, are as follows:

•	The shares have no voting rights other than those voting rights provided under applicable laws.

•	Each share’s original Stated Value, upon which unpaid dividends may accumulate, is $1,000.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2007 (Unaudited)

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

•	The Company is required to make pro rata redemptions of the shares in the event that the Company receives proceeds from certain financing transactions that exceed $20 million in the aggregate.

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
Three Months Ended September 30, 2007 (Unaudited)

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

As a result of amendments to the features of the Series B Preferred Stock, if the Company is successful in raising the levels of funding that it requires to bring its debt obligations current, fund its planned operations, and complete aircraft certification requirements for its Hawk 4 gyroplane, significant portions of this funding may be required to make redemption payments on the Series B Preferred Stock in advance of the maturity date.  At September 30, 2007, the recorded value of the Series B Preferred Stock was $60,975,000, which was recorded as a current liability.

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

Note 12:  Stockholders’ Equity

During the three months ended September 30, 2007, the Company issued a total of 448,250 shares of its restricted common stock, primarily to accredited investors in transactions exempt from registration.  These shares were issued at prices ranging from $0.14 to $0.20 per share through private placement offerings in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.  The prices per share recorded in these equity transactions approximated the quoted market price of the Company’s common stock.  The shares were issued for the following consideration: 100,000 shares for cash of $20,000; 15,000 shares in payment of accrued expenses of $2,000; and 333,250 shares in payment of interest expense of $69,000.  The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

During the three months ended September 30, 2007, the Company issued options and warrants to purchase a total of 5,804,000 shares of common stock:  100,000 options to investors in connection with the sale of common stock of the Company with an exercise price of $0.20 per share exercisable for periods of 1 to 2 years;  1,229,000 options and warrants as a loan fee or interest expense to lenders with exercise prices of $0.16 to $0.20 per share exercisable for a period of 1 to 5 years; and 4,475,000 options to employees with exercise prices of $0.14 to $0.17 per share exercisable for a period of 5 to 7 years (granted under the Company’s employee stock option plan for which a Form S-8 registration statement has been filed).  The options and warrants issued to non-employees outside of the Company’s employee stock option plan were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2007 (Unaudited)

The Company estimated the total value of the 1,229,000 options and warrants issued to lenders at $80,000 using the Black-Scholes option pricing model, and charged this amount to interest expense.  In addition, the Company recorded a net reduction in interest expense of $32,000 on 3,200,000 variable stock options during the three months ended September 30, 2007 using the Black-Scholes option pricing model, and charged a total of $2,000 to general and administrative expense for the current quarter vesting of the grant date fair value of options issued in a prior year to a non-employee consultant..

The Company has issued shares of its common stock as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full.  As of September 30, 2007, Company had issued 5,350,000 shares of common stock as collateral.

Note 13:  Supplemental Statement of Cash Flows Information

During the three months ended September 30, 2007 the Company had the following non-cash investing and financing activities:

•	Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $2,000.

•	Increased property and equipment and decreased inventories by $9,000 for work-in progress inventories transferred to construction-in-progress.

•	Acquired property and equipment through the issuance of accounts payable of $12,000.

•	Acquired property and equipment through the issuance of related party notes payable of $5,000.

•	Decreased accounts payable and increased short-term notes payable by $28,000.

•	Issued 15,000 shares of common stock in payment of accrued expenses of $2,000.

•	Decreased accrued expenses and increased common stock by $2,000 for changes to accrued finders’ compensation.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2007 (Unaudited)

•	Decreased accrued expenses and increased debt by $1,000 for accrued interest payable added to debt principal.

During the three months ended September 30, 2006, the Company had the following non-cash investing and financing activities:

•	Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $3,000.

•	Issued 300,000 shares of common stock to acquire property and equipment of $45,000.

•	Issued 204,500 shares of common stock in payment of accrued expenses of $40,000.

•	Increased accrued expenses and decreased common stock by $2,000 for accrued finders’ compensation.

•	Issued 150,000 shares of common stock in reduction of stock deposits of $30,000.

•	Decreased accrued interest payable and increased debt by $113,000 for accrued interest payable added to debt principal.

•	Acquired property and equipment through the issuance of accounts payable of $36,000.

•	Increased property and equipment and decreased inventories by $6,000 for work-in progress inventories transferred to construction-in-progress.

Cash paid for interest expense was $55,000 and $49,000 for the three months ended September 30, 2007 and 2006, respectively.

No payments of income taxes were made during the three months ended September 30, 2007 and 2006.

Note 14:  Subsequent Events

The Company received $1,896,000 from DARPA in October 2007, which amount was included in accounts receivable as of September 30, 2007

The Company invoiced DARPA $1,030,000 in October 2007, which amount was received in November 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations and other portions of this Quarterly Report on Form 10-QSB contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by this forward-looking information.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in the Annual Report on Form 10-KSB for the year ended June 30, 2007, filed on October 15, 2007, under the heading “Forward Looking Statements” and elsewhere.  Investors should review this quarterly report on Form 10-QSB in combination with our Annual Report on Form 10-KSB in order to have a more complete understanding of the principal risks associated with an investment in our common stock.  This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this document.

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

In December 2005, the Company announced the introduction of its improved SparrowHawk model, the SparrowHawk II.  SparrowHawk II offers improved performance, added comfort and robustness, and reduced the time and effort needed by the customer to build the aircraft.  The Company has continued to make improvements to the SparrowHawk II during fiscal 2007, and in the first half of fiscal 2008, will be introducing a new version called the SparrowHawk QB (for Quick Build).  As the name implies, the primary objective for the Quick Build is a significant further reduction of time and effort on the part of the purchaser in building the aircraft, while maintaining conformity with FAA regulations.  Careful attention has been paid to existing customer input and to the needs of potential customers.  Many of the latter have the financial resources to purchase an aircraft, but have limited time to complete the build process.  Through a thorough assessment of the build process, changes in the design manufacture and product delivery, the time to assemble the kit by a typical purchaser is expected to be cut in half.  Deliveries of the Quick Build kit began in October 2007.  All future kit aircraft will be manufactured to the SparrowHawk QB standard.

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

The Company recognizes revenue on this contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA.  At that time, DARPA will instruct the Company to submit an invoice for payment for the respective milestone at the amounts specified in the contract.  The Company is currently experiencing a negative profit margin on the DARPA contract; therefore, all contract-related costs and expenses have been expensed as incurred.  Through September 30, 2007, the Company completed the first four milestones and substantially all the fifth milestone of Phase One of the DARPA contract, and recognized revenues totaling $6,686,000, $1,896,000 recognized in the three months ended September 30, 2007.

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

The Company has  been engaged as a subcontractor to one of these companies for a project called PAS (Precision Airdrop System) that is projected to produce an unmanned gyroplane rotorcraft for military supply missions, missions now served with much less accuracy by parachutes.  GBA has been engaged by this major aerospace company to design, and ultimately manufacture, the rotor system and fuselage using their guidance system.  A large-scale model designed and built by GBA was successfully flown on a military test range in July of 2007, demonstrating the effectiveness of this technology.  The Company recognized revenues of $110,000 from this subcontract during the year ended June 30, 2007, but no revenues during the three months ended September 30, 2007.  The project is expected to proceed to full-scale demonstrator development beginning in 2008.  If successful, the Company could receive a significant order for full-scale production for these aircraft as early as 2009.

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

At September 30, 2007, the Company had total current liabilities of $89,339,000 and current assets of $2,651,000, resulting in a working capital deficiency of $86,688,000.  Included in current liabilities and the working capital deficiency at September 30, 2007 is a $60,975,000 Series B Preferred Stock obligation.  On May 10, 2007, the Company received the approval of the Series B Holders to extend the redemption date of the Series B Preferred Stock from May 1, 2007 to June 16, 2007, or such later date as agreed to in writing by at least 80% of the Series B Holders.  Subsequently, the Series B Holders agreed in writing to an extension of the redemption date to November 30, 2007.  In order to repay this obligation in full or in part when due, the Company will be required to raise significant capital from other sources.  Alternatively, the Company will be required to negotiate another extension of the Series B Preferred Stock maturity date, as it has accomplished in the past.  There is no assurance, however, that the Company will be successful in raising the capital required to repay the Series B Preferred Stock obligation or in obtaining a further extension of the Series B Preferred Stock redemption date beyond November 30, 2007.

The Company’s continuation as a going concern is dependent on attaining profitable operations, obtaining additional outside financing and/or restructuring its debt obligations, including its Series B Preferred Stock.  The Company has funded losses from operations primarily from the issuance of debt to related parties (current shareholders and lenders of the Company), the increase in accounts payable and accrued expenses, and the sale of the Company’s restricted common stock in private placement transactions, and will require additional funding from these sources to sustain its future operations.  The Company anticipates that the issuance of debt and the sale of the Company’s restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.

The DARPA contract (see Note 3) has been a significant source of revenues and operating cash flow, with $6,686,000 of revenues recognized through September 30, 2007.  The Company believes that the remaining revenues from Phase One of the contract, as modified, currently estimated at approximately $3,764,000, will continue to be the largest source of revenues in the short term, and will have a positive impact on cash flows from operations.  However, the Company has been required to add personnel, engage subcontractors, and make other significant purchases to meet its obligations under this contract, which has resulted in a negative profit margin realized on the DARPA contract and reduced cash flows from operations.

Operating revenues from the DARPA contract, a commercial sub-contract, and from the sale of SparrowHawk kit gyroplanes, the Company’s primary source of operating revenues prior to the award of the DARPA contract and the sub-contract, are not currently sufficient, nor are they projected to be sufficient in the near future, to cover operating expenses.  SparrowHawk kit sales will not be sufficient to cover related operating expenses for the following reasons:

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

The Company continues to incur research and development expenditures related to potential applications of the Company’s technology to vertical take-off and landing military aircraft, runway independent short-haul airliners and other aircraft.

As a result, the Company anticipates that operating costs of personnel, facilities, research and development and sales and marketing will increase from levels reported for fiscal year 2007 and for the first quarter of fiscal year 2008.

There can be no guarantee or assurance that the Company will be successful in its ability to generate income from operations or from the DARPA contract, or to raise capital at favorable rates or at all.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Revenues

The Company’s consolidated revenues are comprised of the following:

	Three Months Ended September 30,
	2007	2006

Government contract	$1,896,000	$-
SparrowHawk kits and parts	106,000	45,000
Flight training	12,000	10,000
Other operating	10,000	8,000

Total	$2,024,000	$63,000

Total revenues increased $1,961,000 to $2,024,000 in the three months ended September 30, 2007 from $63,000 in the three months ended September 30, 2006.  The increase in revenues in the current fiscal year was primarily attributed to additional revenues from Phase One of the DARPA contract and an increase in the sales of SparrowHawk kits and parts.

The Company recognizes revenue on the DARPA contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA.  At that time, DARPA instructs the Company to submit an invoice for payment for the respective milestone at the amount specified in the contract.

During the three months ended September 30, 2007, government contract revenues included $1,896,000 from a portion of the fifth milestone of Phase One of the DARPA contract, which was completed and invoiced in September 2007.  This invoice was paid in October 2007.  The Company did not complete or invoice any completed milestones, or portions of any milestone for which it was permitted to invoice DARPA, during the three months ended September 30, 2006.

During the three months ended September 30, 2007 and 2006, the Company did not recognize revenues on it commercial subcontract.

Revenues from the sale of SparrowHawk kits and parts increased to $106,000 in the three months ended September 30, 2007 from $45,000 in the three months ended September 30, 2006.  The increase in these revenues resulted from the Company selling more SparrowHawk kits during the current fiscal year as well an overall increase in the sales price per kit.  In December 2005, the Company announced the introduction of its improved SparrowHawk model, the SparrowHawk II.  SparrowHawk II offered added comfort and robustness, and made some reduction in the time and effort needed by the customer to build the aircraft.  The Company has continued to design improvements for the SparrowHawk II during fiscal 2007 and in the first half of fiscal 2008 will be introducing a new version called the SparrowHawk Quick Build.  As the name implies, the primary objective for the ‘Quick Build’ is a significant further reduction of time and effort on the part of the purchaser in building the aircraft, while maintaining conformity with FAA regulations.  Careful attention has been paid to existing customer input and to the needs of potential customers.  Many of the latter have the financial resources to purchase an aircraft, but have limited time to complete the build process.  Through a thorough assessment of the build process, changes in the design manufacture and product delivery, the time to assemble the kit by a typical purchaser is expected to be in the order of 300 hours, cutting build time in half.  Deliveries of the Quick Build kit began in October 2007.  All future SparrowHawk aircraft will be manufactured to the Quick Build standard.

While significantly less in dollar amount, the Company anticipates that flight training and other operating revenue, consisting of dealer fees, sales of research and development parts and miscellaneous, will continue to contribute to Company cash flow.

Costs and Expenses

The Company’s consolidated cost of sales is comprised of the following:

	Three Months Ended September 30,
	2007	2006

Government contract	$1,711,000	$-
Commercial subcontract	47,000	-
SparrowHawk kits and parts	397,000	265,000
Flight training	3,000	7,000

Total	$2,158,000	$272,000

Comparing the three months ended September 30, 2007 to the three months ended September 30, 2006, cost of sales increased to $2,158,000 from $272,000.  The increase is due primarily to the higher level of cost and expenses related to the fifth and subsequent milestones of Phase One of the DARPA contract recorded in the current fiscal year.  In addition, during the three months ended September 30, 2006, all contract related costs and expenses were deferred until completion of a milestone when an invoice was submitted to DARPA.  Because of the negative profit margin on Phase One of the DARPA contract; beginning January 1, 2007, all contract-related costs and expense were expensed as incurred, resulting in the reporting of cost of sales in advance of the revenue billed.

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

The Company incurred cost of sales on its commercial subcontract of $47,000 in the three months ended September 30, 2007.  No costs of sales were incurred for the commercial subcontract in the three months ended September 30, 2006.  The Company is also experiencing a negative profit margin on the initial phases of its commercial subcontract and, therefore, all contract-related costs and expenses were expensed as incurred, resulting in the reporting of cost of sales in advance of the revenue billed.

Cost of sales of SparrowHawk kits and parts increased to $397,000 in the three months ended September 30, 2007 from $265,000 in the three months ended September 30, 2006.  The Company continues to experience a negative gross profit on the SparrowHawk kits because of the nonrecurring and “learning curve” costs that are normally experienced in the introductory production of a new product and due to lower than expected sales volume.  Ongoing improvements to the design and packaging of the kits, including the development of the Quick Build kit, also contributed to negative margins on the sale of SparrowHawk kits.  The Company anticipates that as the Company finalizes the kit configuration, improves its manufacturing capabilities and increases its sales efforts and volume, the negative gross profit on sales will narrow in fiscal year 2008, but may not turn positive.  In addition, only nominal gross margin is realized on the sale of modification kits and on flight training.  All costs of incomplete SparrowHawk kits delivered as of September 30, 2007 have been deferred and included in work-in-process inventories.

Comparing the three months ended September 30, 2007 to the three months ended September 30, 2006, research and development expenses decreased to $259,000 from $471,000 as more engineering and other resources were committed to the DARPA contract and the commercial sub-contract.  Ongoing research and development activities include the development of opportunities for subcontract opportunities with industry partners, variations to the SparrowHawk, fully assembled SparrowHawk gyroplane derivatives, potential applications of the Company’s technology to heavy lift vertical take-off military aircraft, runway independent short-haul airliners and other aircraft, including government contract opportunities.

Comparing the three months ended September 30, 2007 to the three months ended September 30, 2006, general and administrative expenses increased to $828,000 from $761,000.  The increase in general and administrative expenses in the current fiscal year is due to the addition of personnel to support the increased level of operations related to the DARPA contract and the new commercial sub-contract and  increases in the level of compensation for existing employees.

Other Income and Expenses

Comparing the three months ended September 30, 2007 to the three months ended September 30, 2006, related party interest income and interest and other income did not change materially.

The Company has realized gains on the extinguishment of certain debt.  The Company realized a gain on extinguishment of debt of $26,000 in the three months ended September 30, 2006, compared to a gain of $1,000 in the first three months of the current fiscal year.

Interest expense for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 increased to $1,007,000 from $525,000.  The Company’s primary source of external financing has been debt.  The Company incurred net additional debt of $3,383,000 during the three months ended September 30, 2007 compared to net additional debt of $772,000 during the three months ended September 30, 2006.  In addition, additional interest expense was incurred in the current fiscal year for the value of stock and stock options issued to lenders in connection with new debt or debt extensions.

Comparing the three months ended September 30, 2007 to the three months ended September 30, 2006, Series B Preferred Stock interest expense decreased to $2,204,000 from $4,015,000.  Through December 31, 2006, the Company recorded the accretion of the $10,700,000 redemption value of the 10,700 additional shares of Series B Preferred Stock issued in January 2007, resulting in a significant increase in Series B Preferred Stock interest expense during the first six months of the prior fiscal year.  This reduction in the Series B Preferred Stock interest expense during the first three months of the current fiscal year was partially offset by increased interest expense due to the increased number of shares of Series B Preferred Stock outstanding, on which the interest expense is computed.  Dividends on the Series B Preferred Stock, which are recorded as interest expense, have been “paid in kind” with additional shares of Series B Preferred Stock.

Net Loss

During the three months ended September 30, 2007, the Company continued to record losses as it continued work on the DARPA contract, commenced a new commercial sub-contract, progressed toward full marketing and manufacturing of the SparrowHawk gyroplane kit, and continued research and development activities on SparrowHawk gyroplane derivatives and other applications of the Company’s gyroplane technology.  For the three months ended September 30, 2007, the loss from operations was $1,221,000 compared to the loss from operations of $1,441,000 for the three months ended September 30, 2006.  As discussed above, the decrease in the loss from operations in the current fiscal year resulted from additional revenues on the DARPA contract, additional SparrowHawk revenues, and the decrease in research and development expenses, partially offset by increases in cost of sales and general and administrative expenses.

The net loss for the three months ended September 30, 2007 was $4,430,000 compared to $5,950,000 for the three months ended September 30, 2006.  The decrease in the net loss in the current fiscal year resulted primarily from the decrease in loss from operations and in Series B Preferred Stock interest expense described above, offset by the increase in interest expense.

Liquidity and Capital Resources

Series B Preferred Stock Obligation

At September 30, 2007, the Company had total current liabilities of $89,339,000 and current assets of $2,651,000, resulting in a working capital deficiency of $86,688,000.  Included in current liabilities and the working capital deficiency at September 30, 2007 is a $60,975,000 Series B Preferred Stock obligation that currently is due November 30, 2007.  In order to repay this obligation in full or in part when due, the Company will be required to raise significant capital from other sources.  Alternatively, the Company will be required to negotiate further extension of the Series B Preferred Stock maturity date, as it has accomplished in the past.  There is no assurance, however, that the Company will be successful in raising the capital required to repay the Series B Preferred Stock obligation or in obtaining a further extension of the Series B Preferred Stock redemption date beyond November 30, 2007.

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

In the face of continuing fund-raising difficulties, in fiscal years 2002 and 2003, the Company successfully approached many of its principal vendors requesting that they accept extensions of payments beyond their normal terms.  As a result, the Company is servicing much of its pre-November 2001 obligations to vendors utilizing a combination of repayment plans, which include monthly payments for smaller vendor liabilities and promissory notes for larger vendor liabilities.  The Company has also paid in full several of these obligations.  As of September 30, 2007, the Company was delinquent in making payments on substantially all remaining promissory notes to vendors and to other unrelated party lenders, which totaled $527,000.  In addition, the Company is delinquent in making payments of accrued interest payable of $509,000 on this debt at September 30, 2007.  The Company continues to make some payments on this indebtedness and continues discussions with many of these vendors and lenders, and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.  There is no assurance that these vendors and lenders will continue to forebear from collection or legal action.

Current liabilities at September 30, 2007 also included $16,853,000 notes payable to related parties, including $2,682,000 that is in default.  In addition, the Company is delinquent in making payments of accrued interest payable of $801,000 on this related party debt at September 30, 2007.  Most of these related party notes payable are held by long-time shareholders and lenders of the Company and are payable on demand or are short-term in nature.  There is no assurance that these related party lenders will not demand payment of this short-term indebtedness in the near future.

Operating, Investing and Financing Activities

Net cash used in operating activities was $3,414,000 for the three months ended September 30, 2007 compared to $953,000 for the three months ended September 30, 2006.  The Company continues to use cash in operations primarily due to negative gross margins on revenues, particularly on the DARPA contract, and increases in general and administrative expenses.  As discussed above, the Company is required to incur and pay significant costs and expenses on the DARPA contract in advance of receiving approval and payment of DARPA contract invoices.  The Company anticipates that operating costs of personnel and facilities will continue to increase from levels reported for the year ended June 30, 2007 and the first three months of the current fiscal year.

Net cash used in investing activities for the three months ended September 30, 2007 was $5,000, comprised of the purchase of property and equipment of $6,000, partially offset by related party notes receivable repayments received of $1,000.  Net cash used in investing activities for the three months ended September 30, 2006 was $29,000 comprised of the purchase of property and equipment of $31,000, partially offset by related party notes receivable repayments received of $2,000.

The Company has funded losses from operations and net cash used in investing activities in the current fiscal year primarily from the issuance of debt to related parties (current shareholders and lenders of the Company), and will require additional funding from outside sources to sustain its future operations.

Net cash provided by financing activities was $3,402,000 for the three months ended September 30, 2007, comprised of a net increase in debt of $3,383,000 and net proceeds from the issuance of common stock of $19,000.  Net cash provided by financing activities for the three months ended September 30, 2006 was $989,000, comprised of a net increase in debt of $772,000, an increase in bank overdraft and bank overdraft line of credit totaling $167,000, and net proceeds from the issuance of common stock of $50,000.  The Company anticipates that the issuance of debt, and to a lesser extent, the sale of the Company’s restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.  The Company believes that its share of revenues from the DARPA contract, which are payable only upon the Company attaining several milestone objectives, will have a positive impact on cash flows from operations; however, the Company will also be required to add personnel, expand facilities and make other significant purchases to meet its obligations under this contract.  There is no assurance that the Company will be successful in either raising sufficient capital or improving operations.

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

Stock-Based Compensation - Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payments, using the modified prospective application method.  Under this transition method, the Company recorded compensation expense of $195,000 for the three months ended September 30, 2007 for: (a) the vesting of options granted prior to July 1, 2006 (based on the grant-date fair value estimated using the Black-Scholes option-pricing model and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to June 30, 2006 (based on the grant-date fair value estimated using the Black-Scholes option pricing model).  The stock-based compensation expense for the three months ended September 30, 2007 has been allocated to the various categories of costs and expenses in a manner similar to the allocation of payroll expense.  Changes in the assumptions used in the option-pricing model, including the market price of the Company’s common stock, risk-free interest rates, estimated forfeitures and life of the options, may result in fluctuations in the estimated fair value and carrying value of the consideration recorded for employee stock options.

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

Recently Issued Accounting Pronouncements

The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for the fiscal year of adoption.  The Company adopted the provisions of FIN 48 on July 1, 2007, with no impact on its consolidated financial statements.

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

The FASB has issued SFAS Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  The Company adopted SFAS No. 158 on June 30, 2007, and with no material impact on its consolidated financial statements since the Company currently does not sponsor the defined benefit pension or postretirement plans within the scope of the standard.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, to simplify accounting for separately recognized servicing assets and servicing liabilities.  SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  Additionally, SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, although early adoption is permitted.  The Company adopted this new standard on July 1, 2007, with no material impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140.  This statement is effective for all financial instruments acquired or issued in financial years beginning after September 15, 2006.  The Company adopted this new standard on July 1, 2007, with no material impact on its consolidated financial statements.

On December 21, 2006, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 00-19-2, Accounting for Registration Payment Arrangements, which requires an issuer to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation 14, Reasonable Estimation of the Amount of Loss.  Registration payment arrangements are frequently entered into in connection with issuance of unregistered financial instruments, such as equity shares or warrants. A registration payment arrangement contingently obligates the issuer to make future payments or otherwise transfer consideration to another party if the issuer fails to file a registration statement with the SEC for the resale of specified financial instruments or fails to have the registration statement declared effective within a specific period. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements.  The FSP is effective immediately for registration payment arrangements and financial instruments entered into or modified after the FSP's issuance date.  For previously issued registration payment arrangements and financial instruments subject to those arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006.  The Company adopted this standard on July 1, 2007, and to the extent that the Company enters into financing arrangements in the future that include registration payment arrangements, the future application of this FSP may have a material effect on its consolidated financial condition and results of operations.

EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, was issued in June 2007.  The EITF reached a consensus that nonrefundable payments for goods and services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered and the related services are performed.  Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered.  If the entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense.  This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2007 (the Company’s fiscal year beginning July 1, 2008) and interim periods within those fiscal years.  Earlier application is not permitted.  Entities are required to report the effects of applying this pronouncement prospectively for new contracts entered into on or after the effective date of this pronouncement.  The Company currently is not a party to research and development arrangements that include nonrefundable advance payments.  To the extent that the Company enters into research and development arrangements in the future that include nonrefundable advance payments, the future application of this pronouncement may have a material effect on its consolidated financial condition and results of operations.

Item 3.  Controls and Procedures

(A) Evaluation of disclosure controls and procedures

The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of September 30, 2007.  Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded, for the reasons described below, that the Company's disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms were not effective, as of the end of such period.

During the prior year audits of the Company’s consolidated financial statements, management and the Company’s independent auditors identified a material weakness in the Company’s internal control over the financial reporting process relating to the identification, recording and reporting of cost of sales of the Company’s products, the cost of raw materials and parts inventories, and the cost of work-in-process inventories through the Company’s manufacturing and cost accounting software.  In addition, the Company has not completely implemented the accounting module of this ERP software to enable the costs of the Company’s purchasing, manufacturing and sales activities to integrate with the financial statements of the Company.

During fiscal year 2007, and during the first quarter of fiscal year 2008, the Company has been implementing the following actions to address the cost accounting weakness described above.  The Company purchased an upgrade to the ERP system and has committed to fully implement the accounting module of the software.  Training has been conducted for finance and other personnel of the Company in the use of the ERP software, and such training will continue during fiscal year 2008.  Consultants from the vendor of the software have visited the Company and provided a report recommending improvements and providing instructions for fully integrating all modules of the software which the Company is using in its plans to strengthen controls.  The Company has also hired a cost accountant experienced in a manufacturing environment similar to that of the Company.  The Company believes that it will require an additional six to nine months to implement the changes necessary to fully address the cost accounting weakness, and currently estimates the accounting module of the ERP software will be fully implemented by the end of fiscal year 2008.

(B) Changes in internal controls

Other than as described above, during the period covered by this report, there was no change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2007, the Company issued a total of 448,250 shares of its restricted common stock, primarily to accredited investors in transactions exempt from registration.  These shares were issued at prices ranging from $0.14 to $0.20 per share through private placement offerings in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.  The prices per share recorded in these equity transactions approximated the quoted market price of the Company’s common stock.  The shares were issued for the following consideration: 100,000 shares for cash of $20,000; 15,000 shares in payment of accrued expenses of $2,000; and 333,250 shares in payment of interest expense of $69,000.  The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

During the three months ended September 30, 2007, the Company issued 100,000 options to investors in connection with the sale of common stock of the Company with an exercise price of $0.20 per share exercisable for periods of 1 to 2 years and 1,229,000 options and warrants as a loan fee or interest expense to lenders with exercise prices of $0.16 to $0.20 per share exercisable for a period of 1 to 5 years.  These options and warrants were issued to non-employees outside of the Company’s employee stock option plan, and were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

The Company is current on its obligations pertaining to the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock.  However, as more fully discussed under “Liquidity and Capital Resources” above, the Company is delinquent in making payments on notes payable to vendors and others totaling $527,000, notes payable to related parties totaling $2,682,000, and $1,310,000 of accrued interest payable on debt.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended September 30, 2007.

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

Date: November 19, 2007

By: /s/ Dennis P. Gauger
Dennis P. Gauger, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Date: November 19, 2007