Form 10QSB
period 2007-12-31
GROEN BROTHERS AVIATION INC /UT/
filed 2008-03-21
CIK 870743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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
Large Accelerated Filer ☐  Accelerated Filer ☐    Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 22, 2008
Common Stock, No Par Value	157,370,865

  Transitional Small Business Disclosure Format.  Yes ☐  No ☒

GROEN BROTHERS AVIATION, INC.
FORM 10-QSB

  PART 1 – FINANCIAL INFORMATION
  Item 1.  Financial Statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Balance Sheet (Unaudited)
December 31, 2007

Assets

Current assets:
Cash	$4,000
Accounts receivable	275,000
Related party accounts and notes receivable	52,000
Prepaid expenses	182,000
Inventories	418,000
Total current assets	931,000

Property and equipment, net	804,000

Total assets	$1,735,000

Liabilities and Stockholders’ Deficit

Current liabilities:
Bank Overdraft	$46,000
Accounts payable	3,521,000
Accrued expenses	7,856,000
Deferred revenue	595,000
Short-term notes payable	568,000
Related party notes payable	16,039,000
Series B 15% cumulative redeemable non-voting preferred stock, no par value, 50,000,000 shares authorized, 60,975 shares issued and outstanding	63,262,000
Total current liabilities	91,887,000
Long-term liabilities:
Accrued expenses	4,966,000
Deferred revenue	25,000
Long-term debt	106,000
Related party long-term debt	931,000
Dealer deposits	2,145,000

Total liabilities	100,060,000

Stockholders’ deficit:
Series A convertible preferred stock, no par value, 50,000,000 shares authorized, 1,400,000 shares issue and outstanding	70,000
Common stock, no par value, 500,000,000 shares authorized, 154,970,681 shares issued and outstanding	32,694,000
Accumulated deficit	(131,089,000)

Total stockholders’ deficit	(98,325,000)

Total liabilities and stockholders’ deficit	$1,735,000

  See accompanying notes to condensed consolidated financial statements.

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended December 31,

	2007	2006

Revenues	$1,545,000	$1,749,000

Costs and expenses:
Cost of sales	2,048,000	2,106,000
Research and development	417,000	631,000
General and administrative expenses	733,000	497,000

Total costs and expenses	3,198,000	3,234,000

Loss from operations	(1,653,000)	(1,485,000)

Other income (expense):
Related party interest income	1,000	1,000
Interest and other income	6,000	3,000
Gain on extinguishment of debt	23,000	-
Interest expense	(826,000)	(661,000)
Series B preferred stock interest expense	(2,286,000)	(4,364,000)

Total other income (expense)	(3,082,000)	(5,021,000)

Loss before income taxes	(4,735,000)	(6,506,000)

Income tax benefit	-	-

Net loss	$(4,735,000)	$(6,506,000)

Net loss per share – basic and diluted	$(0.03)	$(0.04)

Weighted average number of common shares outstanding – basic and diluted	156,574,000	146,652,000

See accompanying notes to condensed consolidated financial statements.

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Operations (Unaudited)
Six Months Ended December 31,

	2007	2006
Revenues	$3,569,000	$1,812,000

Costs and expenses:
Cost of sales	4,206,000	2,378,000
Research and development	676,000	1,102,000
General and administrative expenses	1,561,000	1,258,000

Total costs and expenses	6,443,000	4,738,000

Loss from operations	(2,874,000)	(2,926,000)

Other income (expense):
Related party interest income	2,000	3,000
Interest and other income	6,000	6,000
Gain on extinguishment of debt	24,000	26,000
Interest expense	(1,833,000)	(1,186,000)
Series B preferred stock interest expense	(4,490,000)	(8,379,000)

Total other income (expense)	(6,291,000)	(9,530,000)

Loss before income taxes	(9,165,000)	(12,456,000)

Income tax benefit	-	-

Net loss	$(9,165,000)	$(12,456,000)

Net loss per share – basic and diluted	$(0.06)	$(0.09)

Weighted average number of common shares outstanding – basic and diluted	156,574,000	144,796,000

See accompanying notes to condensed consolidated financial statements.

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended December 31,

	2007	2006
Cash flows from operating activities:
Net loss	$(9,165,000)	$(12,456,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	119,000	94,000
Common stock issued for interest expense	279,000	180,000
Common stock issued for services	-	9,000
Stock options and warrants issued for interest expense	99,000	168,000
Stock options issued for services	4,000	124,000
Stock-based compensation	345,000	418,000
Interest expense accrued on Series B preferred stock	4,491,000	8,378,000
Interest expense added to debt principal	8,000	-
Gain on extinguishment of debt	(1,000)	(24,000)
Interest income on related party notes receivable	(2,000)	(2,000)
(Increase) decrease in:
Accounts receivable	(260,000)	1,211,000
Prepaid expenses	(151,000)	(1,000)
Inventories	34,000	(1,530,000)
Increase (decrease) in:
Accounts payable	(206,000)	(134,000)
Accrued expenses	1,722,000	1,443,000
Deferred revenue	(39,000)	186,000

Net cash used in operating activities	(2,723,000)	(1,936,000)

Cash flows from investing activities:
Purchase of property and equipment	(2,000)	(44,000)
Payments of related party notes receivable	1,000	4,000

Net cash used in investing activities	(1,000)	(40,000)

Cash flows from financing activities:
Proceeds from the issuance of debt	6,083,000	2,866,000
Repayment of debt	(3,556,000)	(1,021,000)
Increase in bank overdraft	46,000	-
Proceeds from the issuance of common stock and stock options	96,000	319,000
Payment of finders’ compensation on issuance of common stock	(1,000)	(33,000)

Net cash provided by financing activities	2,668,000	2,131,000

Net increase (decrease) in cash	(56,000)	155,000
Cash, beginning of period	60,000	4,000

Cash, end of period	$4,000	$159,000

 See accompanying notes to condensed consolidated financial statements.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Six Months Ended December 31, 2007 (Unaudited)

Note 1:  Organization and Basis of Presentation

Organization and Consolidation

The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. (the “Company”) and its wholly owned subsidiary, Groen Brothers Aviation USA, Inc. (“GBA USA”), and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2007, and the results of operations and cash flows for the six months ended December 31, 2007 and 2006.  The results of operations for the six months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2008.

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

At December 31, 2007, the Company had total current liabilities of $91,887,000 and current assets of $931,000, resulting in a working capital deficiency of $90,956,000.  Included in current liabilities and the working capital deficiency at December 31, 2007 is a $63,262,000 Series B Preferred Stock obligation.  On December 28, 2007, the Company received the approval of the Series B Holders to extend the redemption date of the Series B Preferred Stock from November 30, 2007 to June 30, 2008, or such later date as agreed to in writing by at least 80% of the Series B Holders.  In order to repay this obligation in full or in part when due, the Company will be required to raise significant capital from other sources and to meet certain capital requirements under Utah State law.  Alternatively, the Company will be required to negotiate another extension of the Series B Preferred Stock maturity date, as it has accomplished in the past.  There is no assurance, however, that the Company will be successful in raising the capital required to repay the Series B Preferred Stock obligation or in obtaining a further extension of the Series B Preferred Stock redemption date beyond June 30, 2008.

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

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Six Months Ended December 31, 2007 (Unaudited)

The DARPA contract (see Note 2) has been a significant source of revenues and operating cash flow, with $7,888,000 of revenues recognized through December 31, 2007.  The Company believes that the remaining revenues from Phase One of the contract, as modified, currently estimated at approximately $2,562,000, will continue to be the largest source of revenues in the short term, and will have a positive impact on cash flows from operations.  However, the Company has been required to add personnel, engage subcontractors, and make other significant purchases to meet its obligations under this contract, which has resulted in a negative profit margin realized on the DARPA contract and reduced cash flows from operations.

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

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Six Months Ended December 31, 2007 (Unaudited)

The Company does not expect revenues from the sale of Hawk 4 or Hawk 5 gyroplanes will be realized until the Company completes the Federal Aviation Administration (“FAA”) or equivalent international certification of the aircraft.  Currently, the Company estimates that approximately $40 million and a two to three year period will be required to complete the certification.  The Company is in discussions with parties that have expressed interest in funding the completion of the certification and commencing the production of the Hawk 4 or Hawk 5 gyroplanes.  On December 14, 2006, the Company announced the government of Aragón, Spain signed a Memorandum of Understanding (MOU) with the Company to form a joint venture to complete FAA certification, production and delivery of the Company’s Hawk 5 gyroplane.  Due diligence procedures and discussions relating to the potential joint venture were undertaken with Aragon, but could not be brought to a conclusion, largely due in the belief of the Company to difficulties with another unrelated aerospace project involving Aragon.  However, discussions with other parties are ongoing, including with other Community governments and the ‘Centro para el Desarrollo Technologico Industrial’ (CDTI), the central Spanish Government agency responsible for the development of industrial technology.  The Company is not in a position to conclude how likely is a favorable outcome to these opportunities.  Because of ongoing research and development efforts and the projected costs of certification, the Company does not project that it will have net income or positive cash flows from Hawk 4 or Hawk 5 operations until FAA certification is obtained and sales of these gyroplanes reach planned levels.

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

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Six Months Ended December 31, 2007 (Unaudited)

The Company recognizes revenue on this contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA.  At that time, DARPA will instruct the Company to submit an invoice for payment for the respective milestone at the amounts specified in the contract.  Because the Company is currently experiencing a negative profit margin on the DARPA contract; all contract-related costs and expenses are expensed as incurred.  Through December 31, 2007, the Company completed the first five milestones and approximately 30% of the sixth milestone of Phase One of the DARPA contract, and recognized revenues totaling $7,888,000.

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

The calculation of the weighted average number of common shares outstanding excludes common shares that have been issued as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full.  At December 31, 2007, the Company had issued 5,350,000 shares of common stock as collateral.

Note 4:  Reclassifications

Certain amounts in the financial statements for the six months ended December 31, 2006 have been reclassified to conform to the current period presentation.

Note 5:  Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the three-month periods ended December 31, 2007 and 2006 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Six Months Ended December 31,
	2007	2006

Cost of sales	$55,000	$62,000
Research and development	190,000	245,000
General and administrative	100,000	111,000

Total stock-based compensation expense realized and increase in net loss	$345,000	$418,000

There was no stock compensation expense capitalized during the six months ended December 31, 2007 and 2006.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Six Months Ended December 31, 2007 (Unaudited)

During the six months ended December 31 2007, options to purchase 4,475,000 shares of the Company’s common stock were issued to the Company’s employees, with exercise prices ranging from $0.14 to $0.17 per share, and options and warrants to purchase 1,329,000 shares of the Company’s common stock were issued to lenders and purchasers of the Company’s common stock, with exercise prices ranging from $0.16 to $0.20 per share.  The following table summarizes the stock option and warrant activity during the three months ended December 31, 2007:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at June 30, 2007	87,160,000	$0.27
Granted	6,757,000	0.14
Exercised	-	-
Cancelled	(1,758,000)	0.39
Expired	(12,322,000)	0.45

Outstanding at September, 2007	79,837,000	0.29	2.54	$750

Options vested and exercisable at December 31, 2007	58,621,786	0.30	1.62	$0

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.11 as of December 31, 2007, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of December 31, 2007, the total future compensation cost related to non-vested stock-options not yet recognized in the condensed consolidated statements of operations was $2,084,000, and the weighted average period over which these awards are expected to be recognized was 2.02 years.

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
Six Months Ended December 31, 2007 (Unaudited)

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
Six Months Ended December 31, 2007 (Unaudited)

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

Note 7:  Inventories:

Inventories consisted of the following at December 31, 2007:

Raw materials and parts	$275,000
Work-in-process	140,000
Finished goods	3,000

Total	$418,000

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Six Months Ended December 31, 2007 (Unaudited)

Note 8:  Accrued Expenses:

Compensation and related taxes	$885,000
Related party interest	5,965,000
Interest	842,000
Loan fees payable	-
Consulting fees	51,000
Finders’ compensation	23,000
Royalties to related parties (Note 20)	29,000
Warrant obligation	-
Other	61,000

Total	$7,856,000

Accrued related party interest payable is comprised of interest expense payable on notes payable to related parties, consisting primarily of stockholders of the Company.

Royalty payments totaling 1% of the gross sales price of gyroplanes are to be paid to the Company’s founders, David and the estate of the late Jay Groen.  Through December 31, 2007, royalties payable totaled $14,500 to each of these individuals, which amounts are accrued as a component of cost of sales in the condensed consolidated statements of operations.

Long-term accrued expenses consisted of the following at December 31, 2007:

Deferred compensation	$4,496,000
Accrued payroll taxes on deferred compensation	166,000
Accrued interest on deferred compensation	304,000

Total	$4,966,000

The deferred compensation is payable to twelve officers, directors, and vice presidents of the Company, with amounts originating from fiscal year 1998 through the current fiscal year.  In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary.  The terms of the Company’s Series B 15% Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B 15% Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B 15% Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors.  Through March 31, 2008, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company’s outstanding financing agreements and would be prudent in light of the Company’s financial condition and availability of cash.  In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.  The deferred compensation and related accrued payroll taxes and interest payable are classified as long-term liabilities at December 31, 2007 as the Company does not anticipate payment of any of these amounts in the next twelve months.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Six Months Ended December 31, 2007 (Unaudited)

Note 9:  Debt

Included in short-term notes payable at December 31, 2007 are notes payable to vendors and others totaling $527,000, substantially all of which are in default.  The Company continues ongoing negotiations with certain of the vendors and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

Substantially all related party notes payable and related party long-term debt at December 31, 2007 are payable to stockholders of the Company who are considered related parties.  The Company is also delinquent in making payments on related party notes payable totaling $2,819,000.

The Company is also delinquent on making payments of accrued interest payable on debt of $1,503,000, of which $994,000 is payable to related parties.

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

Note 11:  Preferred Stock

The Company has authorized 200,000,000 shares of preferred stock having no par value.  There are four series of preferred stock with 50,000,000 shares authorized within each series.  The rights, terms and preferences of preferred stock are set by the Board of Directors.  As of December 31, 2007, the Board of Directors has set rights, terms and preferences of Series A and Series B Preferred Stock for issue.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Six Months Ended December 31, 2007 (Unaudited)

Series A Convertible Preferred Stock

As of December 31, 2007, 1,400,000 shares of Series A Convertible Preferred Stock were issued and outstanding

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

Series B 15% Preferred Stock

At December 31, 2007, there were 63,262 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock (the “Series B Preferred Stock”) outstanding.  The rights, terms, and preferences of the outstanding preferred shares, as amended, are as follows:

•	The shares have no voting rights other than those voting rights provided under applicable laws.

•	Each share’s original Stated Value, upon which unpaid dividends may accumulate, is $1,000.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Six Months Ended December 31, 2007 (Unaudited)

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

On February 13, 2007, the Series B Holders further extended the redemption date to May 1, 2007.  On May 10, 2007, the Series B Holders agreed to an extension of the redemption date of the Series B Preferred Stock to June 16, 2007, or such later date as agreed to in writing by at least 80% of the Series B Holders.  Subsequently, the Series B Holders agreed in writing to an extension of the redemption date to June 30, 2008.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Six Months Ended December 31, 2007 (Unaudited)

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

As a result of amendments to the features of the Series B Preferred Stock, if the Company is successful in raising the levels of funding that it requires to bring its debt obligations current, fund its planned operations, and complete aircraft certification requirements for its Hawk 4 gyroplane, significant portions of this funding may be required to make redemption payments on the Series B Preferred Stock in advance of the maturity date.  At December 31, 2007, the recorded value of the Series B Preferred Stock was $63,262,000, which was recorded as a current liability.

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

Note 12:  Stockholders’ Equity

During the six months ended December 31, 2007, the Company issued a total of 2,051,612 shares of its restricted common stock, primarily to accredited investors in transactions exempt from registration.  These shares were issued at prices ranging from $0.11 to $0.20 per share through private placement offerings in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.  The prices per share recorded in these equity transactions approximated the quoted market price of the Company’s common stock.  The shares were issued for the following consideration: 480,000 shares for cash of $96,000; 15,000 shares in payment of accrued expenses of $2,000; 20,000 shares for services of $2,000 and 1,536,612 shares in payment of interest expense of $279,000.  The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

During the six months ended December 31, 2007, the Company issued options and warrants to purchase a total of 5,804,000 shares of common stock:  350,000 options to investors in connection with the sale of common stock of the Company with an exercise price of $0.20 per share exercisable for periods of 1 to 2 years;  3,932,000 options and warrants as a loan fee or interest expense to lenders with exercise prices of $0.16 to $0.27 per share exercisable for a period of 1 to 5 years; and 4,825,000 options to employees with exercise prices of $0.11 to $0.17 per share exercisable for a period of 5 to 7 years (granted under the Company’s employee stock option plan for which a Form S-8 registration statement has been filed).  The options and warrants issued to non-employees outside of the Company’s employee stock option plan were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Six Months Ended December 31, 2007 (Unaudited)

The Company estimated the total value of the 3,932,000 options and warrants issued to lenders at $157,000 using the Black-Scholes option pricing model, and charged this amount to interest expense.  In addition, the Company recorded a net reduction in interest expense of $58,000 on 3,200,000 variable stock options during the three months ended December 31, 2007 using the Black-Scholes option pricing model, and charged a total of $2,000 to general and administrative expense for the current quarter vesting of the grant date fair value of options issued in a prior year to a non-employee consultant..

The Company has issued shares of its common stock as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full.  As of December 31, 2007, Company had issued 5,350,000 shares of common stock as collateral.

Note 13:  Supplemental Statement of Cash Flows Information

During the six months ended December 31, 2007 the Company had the following non-cash investing and financing activities:

•	Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $6,000.

•	Increased property and equipment and decreased inventories by $14,000 for work-in progress inventories transferred to construction-in-progress.

•	Acquired property and equipment through the issuance of accounts payable of $221,000.

•	Acquired property and equipment through the issuance of related party notes payable of $5,000.

•	Decreased accounts payable and increased short-term notes payable by $28,000.

•	Issued 15,000 shares of common stock in payment of accrued expenses of $4,000.

•	Decreased accrued expenses and increased common stock by $6,000 for changes to accrued finders’ compensation.

•	Decreased accrued expenses and increased debt by $35,000 for accrued interest payable added to debt principal.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Six Months Ended December 31, 2007 (Unaudited)

Cash paid for interest expense was $55,000 and $49,000 for the six months ended December 31, 2007 and 2006, respectively.

No payments of income taxes were made during the six months ended December 31, 2007 and 2006.

Note 14:  Subsequent Events

Subsequent to the six months ended December 31, 2007, the Company has successfully held its Milestone 6D review with DARPA, which is the “kickoff meeting” for a new “Phase I-B” of the DARPA Heliplane program.  Phase I-B is specifically for the design and development of advances to the Company’s DARPA Heliplane tip-jet design.  Other work to be performed during Phase I-B include some preparatory work for Phase II of the Heliplane program.  Total payment for Phase I-B is scheduled to be $3m over a six month period, including MS-6D.  The Company is expecting to be paid $500k for the MS-6D kickoff meeting completion, over the next few weeks, though payment has not been approved as of the date of this filing.  As a further requirement from DARPA, in order for the Company to move forward with any further milestones or phases of the Heliplane program, the Company must submit a new plan to the Government that includes an aerospace firm significantly larger than the Company, to take the leading role in the development of the Heliplane, as prime contractor wherein the Company would be the major subcontractor to the program, leading the Heliplane’s rotor system development.  The purpose of this is to relieve the Company from the negative cash flow problems it has frequently encountered during Phase I of the program.  Phase II is substantially larger and thus, a company with sufficient cash resources will need to take the prime contractor role.  The Company is in important discussions with candidate aerospace companies.  No agreement has been reached as of the date of this filing.  There can be no assurance that the Company will be able to present a plan that includes a new prime contractor and thus no assurance that the Company’s DARPA Heliplane program will continue.

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

Subsequent to 2003, the Company’s operating focus was initially directed to the final development of the two-seat piston engine powered SparrowHawk, which it has designed and now manufactures and sells in kit form to amateur builders through its American Autogyro arm.  Through the date of this filing, 33 dealerships had been established, 26 in the United States and 7 internationally.  Sales representatives have also been appointed in Korea and India to present the capabilities of the SparrowHawk for civil use to government agencies in those countries.  In addition, the Company developed and continues to sell modification kits designed to improve in-flight stability and safety for another manufacturer’s kit gyroplane.

In December 2005, the Company announced the introduction of its improved SparrowHawk model, the SparrowHawk II kit.  SparrowHawk II offered improved performance, added comfort and robustness, and reduced the time and effort needed by the customer to build the aircraft.  The Company continued to make improvements to the SparrowHawk II during fiscal 2007, and in the first half of fiscal 2008, will be promoting a new version called the SparrowHawk III QB (for Quick Build).  As the name implies, the primary objective for the Quick Build is a significant further reduction of time and effort on the part of the purchaser in building the aircraft, while maintaining conformity with FAA regulations, which require that the purchaser contribute at least 51% of the build work.  Careful attention has been paid to existing customer input and to the needs of potential customers.  Many of the latter have the financial resources to purchase an aircraft, but have limited time to complete the build process.  Through a thorough assessment of the build process, changes in the design manufacture and product delivery, the time to assemble the kit by a typical purchaser is expected to be cut in half.  Further, in order to assure purchasers that the SparrowHawk III kit meets the FAA 51% rule, the Company arranged for a kit to be inspected in December by FAA representatives and assessed for conformity with the rule.  In January, we received formal notice from the FAA that SparrowHawk III kits will be added to the list of eligible amateur-built aircraft kits.  This will further ease the build process by reducing record keeping requirements.  Deliveries of the Quick Build kit began in December 2007 and all future kit aircraft will be manufactured to the SparrowHawk III QB standard.

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

The Company recognizes revenue on this contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA.  At that time, DARPA will instruct the Company to submit an invoice for payment for the respective milestone at the amounts specified in the contract.  The Company is currently experiencing a negative profit margin on the DARPA contract; therefore, all contract-related costs and expenses have been expensed as incurred.  Through December 31, 2007, the Company completed the first five milestones and a substantial portion of the original requirements of the sixth milestone of Phase One of the DARPA contract (additions to MS-6 are included in a new Phase I-B, yet to be implemented - see page 18, Note 14: Subsequent Events), and recognized revenues totaling $7,888,000, $3,098,000 recognized in the six months ended December 31, 2007.

The Heliplane gyrodyne represents the possible model for a range of next generation rotor wing aircraft, meeting economy and performance goals not considered achievable by any other type of VTOL aircraft.  As the Company’s gyrodyne technology is scalable to much larger aircraft, it has potential applications for both heavy lift, high speed VTOL military aircraft and for runway independent commercial airliners.  The Company has been actively engaged in discussions with government agencies and potential aerospace strategic partners in this country with respect to military and commercial gyrodyne and gyroplane applications, and in Europe, India, China, and Korea with respect to commercial gyroplane applications.

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

The Company has  been engaged as a subcontractor to one of these companies for a project called PAS (Precision Airdrop System) that is projected to produce an unmanned gyroplane rotorcraft for military supply missions, missions now served with much less accuracy by parachutes.  GBA has been engaged by this major aerospace company to design, and ultimately manufacture, the rotor system and fuselage using their guidance system.  A large-scale model designed and built by GBA was successfully flown on a military test range in July and November of 2007, demonstrating the effectiveness of this technology.  The Company recognized revenues of $110,000 from this subcontract during the year ended June 30, 2007, but no revenues during the three months ended December 31, 2007.  The project is expected to proceed to full-scale demonstrator development beginning in 2008.  If successful, the Company could receive a significant order for full-scale production for these aircraft as early as 2009.  There can be no assurance that any further contract regarding this aircraft will result.

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

At December 31, 2007, the Company had total current liabilities of $91,887,000 and current assets of $931,000, resulting in a working capital deficiency of $90,956,000.  Included in current liabilities and the working capital deficiency at December 31, 2007 is a $63,262,000 Series B Preferred Stock obligation.  On December 28, 2007, the Company received the approval of the Series B Holders to extend the redemption date of the Series B Preferred Stock from November 30, 2007 to June 30, 2008, or such later date as agreed to in writing by at least 80% of the Series B Holders.  In order to repay this obligation in full or in part when due, the Company will be required to raise significant capital from other sources and to meet certain capital requirements under Utah State law.  Alternatively, the Company will be required to negotiate another extension of the Series B Preferred Stock maturity date, as it has accomplished in the past.  There is no assurance, however, that the Company will be successful in raising the capital required to repay the Series B Preferred Stock obligation or in obtaining a further extension of the Series B Preferred Stock redemption date beyond June 30, 2008.

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

The DARPA contract (see Note 3) has been a significant source of revenues and operating cash flow, with $7,888,000 of revenues recognized through December 31, 2007.  The Company believes that the remaining revenues from Phase I of the contract, as modified, currently estimated at approximately $2,562,000, will continue to be the largest source of revenues in the short term, and will have a positive impact on cash flows from operations.  However, the Company has been required to add personnel, engage subcontractors, and make other significant purchases to meet its obligations under this contract, which has resulted in a negative profit margin realized on the DARPA contract and reduced cash flows from operations.

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

The Company does not expect revenues from the sale of Hawk 4 or Hawk 5 gyroplanes will be realized until the Company completes the Federal Aviation Administration (“FAA”) or equivalent international certification of the aircraft.  Currently, the Company estimates that approximately $40 million and a two to three year period will be required to complete the certification.  The Company is in discussions with parties that have expressed interest in funding the completion of the certification and commencing the production of the Hawk 4 or Hawk 5 gyroplanes.  On December 14, 2006, the Company announced the government of Aragón, Spain signed a Memorandum of Understanding (MOU) with the Company to form a joint venture to complete FAA certification, production and delivery of the Company’s Hawk 5 gyroplane.  Due diligence procedures and discussions relating to the potential joint venture were undertaken with Aragon, but could not be brought to a conclusion, largely due in the belief of the Company to difficulties with another unrelated aerospace project involving Aragon.  However, discussions with other parties are ongoing, including with other Community governments and the ‘Centro para el Desarrollo Technologico Industrial’ (CDTI), the central Spanish Government agency responsible for the development of industrial technology.  The Company is not in a position to conclude how likely is a favorable outcome to these opportunities.  Because of ongoing research and development efforts and the projected costs of certification, the Company does not project that it will have net income or positive cash flows from Hawk 4 or Hawk 5 operations until FAA certification is obtained and sales of these gyroplanes reach planned levels.

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

Results of Operations

Revenues

The Company’s consolidated revenues are comprised of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Government contract	$1,202,000	$1,400,000	$3,098,000	$1,400,000
SparrowHawk kits and parts	313,000	132,000	419,000	177,000
Flight training	12,000	16,000	24,000	26,000
Other operating	18,000	201,000	28,000	209,000

Total	$1,545,000	$1,749,000	$3,569,000	$1,812,000

Total revenues decreased $204,000 to $1,545,000 in the three months ended December 31, 2007 from $1,749,000 in the three months ended December 31, 2006.  The decrease in revenues in the current fiscal year was primarily attributed to a decrease in revenues from Phase One of the DARPA contract and a decrease in other income.

Total revenues increased $1,757,000 to $3,569,000 in the six months ended December 31, 2007 from $1,812,000 in the six months ended December 31, 2006.  The increase in revenues in the current fiscal year was primarily attributed to additional revenues from Phase One of the DARPA contract and an increase in the sales of SparrowHawk kits and parts.

The Company recognizes revenue on the DARPA contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA.  At that time, DARPA instructs the Company to submit an invoice for payment for the respective milestone at the amount specified in the contract.

Revenues from the sale of SparrowHawk kits and parts increased to $313,000 in the three months ended December 31, 2007 from $132,000 in the three months ended December 31, 2006.  The increase in these revenues resulted from the Company selling more SparrowHawk kits during the current fiscal year as well as an overall increase in the sales price per kit. In December 2005, the Company announced the introduction of its improved SparrowHawk model, the SparrowHawk II.  SparrowHawk II offered improved performance, added comfort and robustness, and reduced the time and effort needed by the customer to build the aircraft.  The Company continued to make improvements to the SparrowHawk II during fiscal 2007, and in the first half of fiscal 2008, will be promoting a new version called the SparrowHawk III QB (for Quick Build).  As the name implies, the primary objective for the Quick Build is a significant further reduction of time and effort on the part of the purchaser in building the aircraft, while maintaining conformity with FAA regulations, which require that the purchaser contribute at least 51% of the build work.  Careful attention has been paid to existing customer input and to the needs of potential customers.  Many of the latter have the financial resources to purchase an aircraft, but have limited time to complete the build process.  Through a thorough assessment of the build process, changes in the design manufacture and product delivery, the time to assemble the kit by a typical purchaser is expected to be cut in half.  Further, in order to assure purchasers that the SparrowHawk III kit meets the FAA 51% rule, the Company arranged for a kit to be inspected in December by FAA representatives and assessed for conformity with the rule.  In January, we received formal notice from the FAA that SparrowHawk III kits will be added to the list of eligible amateur-built aircraft kits.  This will further ease the build process by reducing record keeping requirements.  Deliveries of the Quick Build kit began in December 2007 and all future kit aircraft will be manufactured to the SparrowHawk III QB standard.

Revenues from the sale of SparrowHawk kits and parts increased to $419,000 in the six months ended December 31, 2007 from $192,000 in the six months ended December 31, 2006.  The increase in these revenues resulted from the Company selling more SparrowHawk kits during the current fiscal year as well as an overall increase in the sales price per kit.

While significantly less in dollar amount, the Company anticipates that flight training and other operating revenue, consisting of dealer fees, sales of research and development parts and miscellaneous, will continue to contribute to Company cash flow.

Costs and Expenses

The Company’s consolidated cost of sales is comprised of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Government contract	$1,379,000	$1,682,000	$3,090,000	$1,682,000
Commercial subcontract	26,000	-	73,000	-
SparrowHawk kits and parts	639,000	420,000	1,036,000	685,000
Flight training	4,000	4,000	7,000	11,000

Total	$2,048,000	$2,106,000	$4,206,000	$2,378,000

Comparing the three months ended December 31, 2007 to the three months ended December 31, 2006, cost of sales decreased to $2,048,000 from $2,106,000.  The decrease is due primarily to decreased costs of the Heliplane program partially offset by the higher level of cost and expenses associated with increased sales of the SparrowHawk.

Comparing the six months ended December 31, 2007 to the six months ended December 31, 2006, cost of sales increased to $4,206,000 from $2,378,000.  The increase is due primarily to the higher level of cost and expenses related to the fifth and subsequent milestones of Phase One of the DARPA contract recorded in the current fiscal year.  Because of the negative profit margin on Phase One of the DARPA contract; beginning January 1, 2007, all contract-related costs and expense were expensed as incurred, resulting in the reporting of cost of sales in advance of the revenue billed.

On August 31, 2007, the DARPA contract was modified, increasing the contract award for Phase One from $6.4 million to $10.4 million, and extending the term of Phase One from fifteen to twenty-three months.  The Company will invoice and recognize the additional revenues for Phase One as the requisite meetings are held and technical data submitted and accepted by DARPA.  The increase in contract revenue of $4.0 million will offset the majority of the cost overruns incurred by the Company on Phase I of the DARPA contract.

The Company incurred cost of sales on its commercial subcontract of $26,000 in the three months ended December 31, 2007.  No costs of sales were incurred for the commercial subcontract in the six months ended December 31, 2006.  The Company is also experiencing a negative profit margin on the initial phases of its commercial subcontract and, therefore, all contract-related costs and expenses were expensed as incurred, resulting in the reporting of cost of sales in advance of the revenue billed.

The Company incurred cost of sales on its commercial subcontract of $73,000 in the six months ended December 31, 2007.  No costs of sales were incurred for the commercial subcontract in the six months ended December 31, 2006.  The Company is also experiencing a negative profit margin on the initial phases of its commercial subcontract and, therefore, all contract-related costs and expenses were expensed as incurred, resulting in the reporting of cost of sales in advance of the revenue billed.

Cost of sales of SparrowHawk kits and parts increased to $639,000 in the three months ended December 31, 2007 from $420,000 in the three months ended December 31, 2006.  The Company continues to experience a negative gross profit on the SparrowHawk kits because of the nonrecurring and “learning curve” costs that are normally experienced in the introductory production of a new product and due to lower than expected sales volume.  Ongoing improvements to the design and packaging of the kits, including the development of the Quick Build kit, also contributed to negative margins on the sale of SparrowHawk kits.  The Company anticipates that as the Company finalizes the kit configuration, improves its manufacturing capabilities and increases its sales efforts and volume, the negative gross profit on sales will narrow in fiscal year 2008, but may not turn positive.  In addition, only nominal gross margin is realized on the sale of modification kits and on flight training.  All costs of incomplete SparrowHawk kits delivered as of December 31, 2007 have been deferred and included in work-in-process inventories.

Cost of sales of SparrowHawk kits and parts increased to $1,036,000 in the six months ended December 31, 2007 from $685,000 in the six months ended December 31, 2006.  The Company continues to experience a negative gross profit on the SparrowHawk kits because of the nonrecurring and “learning curve” costs that are normally experienced in the introductory production of a new product and due to lower than expected sales volume.  Ongoing improvements to the design and packaging of the kits, including the development of the Quick Build kit, also contributed to negative margins on the sale of SparrowHawk kits.  The Company anticipates that as the Company finalizes the kit configuration, improves its manufacturing capabilities and increases its sales efforts and volume, the negative gross profit on sales will narrow in fiscal year 2008, but may not turn positive.  In addition, only nominal gross margin is realized on the sale of modification kits and on flight training.  All costs of incomplete SparrowHawk kits delivered as of December 31, 2007 have been deferred and included in work-in-process inventories.

Comparing the three months ended December 31, 2007 to the three months ended December 31, 2006, research and development expenses decreased to $417,000 from $631,000 as more engineering and other resources were committed to the DARPA contract and the commercial sub-contract.  Ongoing research and development activities include the development of opportunities for subcontract opportunities with industry partners, variations to the SparrowHawk, fully assembled SparrowHawk gyroplane derivatives, potential applications of the Company’s technology to vertical take-off military aircraft, runway independent short-haul airliners and other aircraft, including government contract opportunities.

Comparing the six months ended December 31, 2007 to the six months ended December 31, 2006, research and development expenses decreased to $676,000 from $1,102,000 as more engineering and other resources were committed to the DARPA contract and the commercial sub-contract.  Ongoing research and development activities include the development of opportunities for subcontract opportunities with industry partners, variations to the SparrowHawk, fully assembled SparrowHawk gyroplane derivatives, potential applications of the Company’s technology to vertical take-off military aircraft, runway independent short-haul airliners and other aircraft, including government contract opportunities.

Comparing the three months ended December 31, 2007 to the three months ended December 31, 2006, general and administrative expenses increased to $733,000 from $497,000.  The increase in general and administrative expenses in the current fiscal year is due to the addition of personnel to support the increased level of operations related to the DARPA contract and the new commercial sub-contract and  increases in the level of compensation for existing employees.

Comparing the six months ended December 31, 2007 to the six months ended December 31, 2006, general and administrative expenses increased to $1,561,000 from $1,258,000.  The increase in general and administrative expenses in the current fiscal year is due to the addition of personnel to support the increased level of operations related to the DARPA contract and the new commercial sub-contract and  increases in the level of compensation for existing employees.

Other Income and Expenses

Comparing the three months and six months ended December 31, 2007 to the three months and six months ended December 31, 2006, related party interest income and interest and other income did not change materially.

The Company has realized gains on the extinguishment of certain debt.  The Company realized no gain on extinguishment of debt in the three months ended December 31, 2006, and a gain of $23,000 in the three months ended December, 31 2007.  The Company realized a gain on extinguishment of debt of $26,000 in the six months ended December 31, 2006, and a gain of $24,000 in the first six months of the current fiscal year.

Interest expense for the three months ended December 31, 2007 compared to the three months ended December 31, 2006 increased to $826,000 from $661,000. Interest expense for the six months ended December 31, 2007 compared to the six months ended December 31, 2006 increased to $1,833,000 from $1,186,000.  The Company’s primary source of external financing has been debt.  The Company incurred net additional debt of $2,527,000 during the six months ended December 31, 2007 compared to net additional debt of $1,845,000 during the six months ended December 31, 2006.  In addition, additional interest expense was incurred in the current fiscal year for the value of stock and stock options issued to lenders in connection with new debt or debt extensions.

Comparing the three months ended December 31, 2007 to the three months ended December 31, 2006, Series B Preferred Stock interest expense decreased to $2,286,000 from $4,364,000.  Comparing the six months ended December 31, 2007 to the six months ended December 31, 2006, Series B Preferred Stock interest expense decreased to $4,490,000 from $8,379,000.  Through December 31, 2006, the Company recorded the accretion of the $10,700,000 redemption value of the 10,700 additional shares of Series B Preferred Stock issued in January 2007, resulting in a significant increase in Series B Preferred Stock interest expense during the first six months of the prior fiscal year.  This reduction in the Series B Preferred Stock interest expense during the first six months of the current fiscal year was partially offset by increased interest expense due to the increased number of shares of Series B Preferred Stock outstanding, on which the interest expense is computed.  Dividends on the Series B Preferred Stock, which are recorded as interest expense, have been “paid in kind” with additional shares of Series B Preferred Stock.

Net Loss

During the three and six months ended December 31, 2007, the Company continued to record losses as it continued work on the DARPA contract, commenced a new commercial sub-contract, progressed toward full marketing and manufacturing of the SparrowHawk gyroplane kit, and continued research and development activities on SparrowHawk gyroplane derivatives and other applications of the Company’s gyroplane technology.  For the three months ended December 31, 2007, the loss from operations was $1,653,000 compared to the loss from operations of $1,485,000 for the three months ended December 31, 2006.  For the six months ended December 31, 2007, the loss from operations was $2,874,000 compared to the loss from operations of $2,926,000 for the six months ended December 31, 2006.  As discussed above, the decrease in the loss from operations in the current fiscal year resulted from additional revenues on the DARPA contract, additional SparrowHawk revenues, and the decrease in research and development expenses, partially offset by increases in cost of sales and general and administrative expenses.

The net loss for the three months ended December 31, 2007 was $4,735,000 compared to $6,506,000 for the three months ended December 31, 2006.  The net loss for the six months ended December 31, 2007 was $9,165,000 compared to $12,456,000 for the six months ended December 31, 2006.  The decrease in the net loss in the current fiscal year resulted primarily from the decrease in loss from operations and in Series B Preferred Stock interest expense described above, offset by the increase in interest expense.

Liquidity and Capital Resources

Series B Preferred Stock Obligation

At December 31, 2007, the Company had total current liabilities of $91,887,000 and current assets of $931,000, resulting in a working capital deficiency of $90,956,000.  Included in current liabilities and the working capital deficiency at December 31, 2007 is a $63,262,000 Series B Preferred Stock obligation.  On December 28, 2007, the Company received the approval of the Series B Holders to extend the redemption date of the Series B Preferred Stock from November 30, 2007 to June 30, 2008, or such later date as agreed to in writing by at least 80% of the Series B Holders.  In order to repay this obligation in full or in part when due, the Company will be required to raise significant capital from other sources and to meet certain capital requirements under Utah State law.  Alternatively, the Company will be required to negotiate another extension of the Series B Preferred Stock maturity date, as it has accomplished in the past.  There is no assurance, however, that the Company will be successful in raising the capital required to repay the Series B Preferred Stock obligation or in obtaining a further extension of the Series B Preferred Stock redemption date beyond June 30, 2008.

On October 11, 2005, the Series B Holders extended the redemption date of the Series B Preferred Stock from October 31, 2005 to January 1, 2007.  On February 13, 2007, the Series B Holders further extended the redemption date to May 1, 2007.  On May 10, 2007, the Series B Holders agreed to an extension of the redemption date of the Series B Preferred Stock to June 16, 2007, or such later date as agreed to in writing by at least 80% of the Series B Holders.  Subsequently, the Series B Holders agreed in writing to an extension of the redemption date to June 30, 2008.

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

In the face of continuing fund-raising difficulties, in fiscal years 2002 and 2003, the Company successfully approached many of its principal vendors requesting that they accept extensions of payments beyond their normal terms.  As a result, the Company is servicing much of its pre-November 2001 obligations to vendors utilizing a combination of repayment plans, which include monthly payments for smaller vendor liabilities and promissory notes for larger vendor liabilities.  The Company has also paid in full several of these obligations.  As of December 31, 2007, the Company was delinquent in making payments on substantially all remaining promissory notes to vendors and to other unrelated party lenders, which totaled $527,000.  In addition, the Company is delinquent in making payments of accrued interest payable of $509,000 on this debt at December 31, 2007.  The Company continues to make some payments on this indebtedness and continues discussions with many of these vendors and lenders, and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.  There is no assurance that these vendors and lenders will continue to forebear from collection or legal action.

Current liabilities at December 31, 2007 also included $16,039,000 notes payable to related parties, including $2,819,000 that is in default.  In addition, the Company is delinquent in making payments of accrued interest payable of $801,000 on this related party debt at December 31, 2007.  Most of these related party notes payable are held by long-time shareholders and lenders of the Company and are payable on demand or are short-term in nature.  There is no assurance that these related party lenders will not demand payment of this short-term indebtedness in the near future.

Operating, Investing and Financing Activities

Net cash used in operating activities was $2,723,000 for the six months ended December 31, 2007 compared to $1,936,000 for the six months ended December 31, 2006.  The Company continues to use cash in operations primarily due to negative gross margins on revenues, particularly on the DARPA contract, and increases in general and administrative expenses.  As discussed above, the Company is required to incur and pay significant costs and expenses on the DARPA contract in advance of receiving approval and payment of DARPA contract invoices.  The Company anticipates that operating costs of personnel and facilities will continue to increase from levels reported for the year ended June 30, 2007 and the first six months of the current fiscal year.

Net cash used in investing activities for the six months ended December 31, 2007 was $1,000, comprised of the purchase of property and equipment of $2,000, partially offset by related party notes receivable repayments received of $1,000.  Net cash used in investing activities for the six months ended December 31, 2006 was $40,000 comprised of the purchase of property and equipment of $44,000, partially offset by related party notes receivable repayments received of $4,000.

The Company has funded losses from operations and net cash used in investing activities in the current fiscal year primarily from the issuance of debt to related parties (current shareholders and lenders of the Company), and will require additional funding from outside sources to sustain its future operations.

Net cash provided by financing activities was $2,622,000 for the six months ended December 31, 2007, comprised of a net increase in debt of $2,527,000 and net proceeds from the issuance of common stock of $95,000.  Net cash provided by financing activities for the six months ended December 31, 2006 was $2,131,000, comprised of a net increase in debt of $1,845,000 and net proceeds from the issuance of common stock of $286,000.  The Company anticipates that the issuance of debt, and to a lesser extent, the sale of the Company’s restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.  The Company believes that its share of revenues from the DARPA contract, which are payable only upon the Company attaining several milestone objectives, will have a positive impact on cash flows from operations; however, the Company will also be required to add personnel, expand facilities and make other significant purchases to meet its obligations under this contract.  There is no assurance that the Company will be successful in either raising sufficient capital or improving operations.

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

Stock-Based Compensation - Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payments, using the modified prospective application method.  Under this transition method, the Company recorded compensation expense of $345,000 for the six months ended December 31, 2007 for: (a) the vesting of options granted prior to July 1, 2006 (based on the grant-date fair value estimated using the Black-Scholes option-pricing model and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to June 30, 2006 (based on the grant-date fair value estimated using the Black-Scholes option pricing model).  The stock-based compensation expense for the six months ended December 31, 2007 has been allocated to the various categories of costs and expenses in a manner similar to the allocation of payroll expense.  Changes in the assumptions used in the option-pricing model, including the market price of the Company’s common stock, risk-free interest rates, estimated forfeitures and life of the options, may result in fluctuations in the estimated fair value and carrying value of the consideration recorded for employee stock options.

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

Item 3.  Controls and Procedures

(A) Evaluation of disclosure controls and procedures

The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of December 31, 2007.  Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded, for the reasons described below, that the Company's disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms were not effective, as of the end of such period.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended December 31, 2007, the Company issued a total of 2,051,612 shares of its restricted common stock, primarily to accredited investors in transactions exempt from registration.  These shares were issued at prices ranging from $0.11 to $0.20 per share through private placement offerings in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.  The prices per share recorded in these equity transactions approximated the quoted market price of the Company’s common stock.  The shares were issued for the following consideration: 480,000 shares for cash of $96,000; 15,000 shares in payment of accrued expenses of $2,000; 20,000 shares for services of $2,000 and 1,536,612 shares in payment of interest expense of $279,000.  The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

During the six months ended December 31, 2007, the Company issued options and warrants to purchase a total of 5,804,000 shares of common stock:  350,000 options to investors in connection with the sale of common stock of the Company with an exercise price of $0.20 per share exercisable for periods of 1 to 2 years;  3,932,000 options and warrants as a loan fee or interest expense to lenders with exercise prices of $0.16 to $0.27 per share exercisable for a period of 1 to 5 years; and 4,825,000 options to employees with exercise prices of $0.11 to $0.17 per share exercisable for a period of 5 to 7 years (granted under the Company’s employee stock option plan for which a Form S-8 registration statement has been filed).  The options and warrants issued to non-employees outside of the Company’s employee stock option plan were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

The Company is current on its obligations pertaining to the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock.  However, as more fully discussed under “Liquidity and Capital Resources” above, the Company is delinquent in making payments on notes payable to vendors and others totaling $527,000, notes payable to related parties totaling $2,819,000, and $509,000 of accrued interest payable on debt.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the six months ended December 31, 2007.

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

GROEN BROTHERS AVIATION, INC.

By: /s/ David Groen
David Groen, President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)

Date: March 21, 2008