Form 10QSB
period 2008-03-31
GROEN BROTHERS AVIATION INC /UT/
filed 2008-05-21
CIK 870743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2008
Common Stock, No Par Value	162,125,376

Transitional Small Business Disclosure Format.  Yes ☐  No ☒

GROEN BROTHERS AVIATION, INC.
FORM 10-QSB

PART 1 – FINANCIAL INFORMATION
Item 1.  Financial Statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Balance Sheet (Unaudited)
March 31, 2008
Assets

Current assets:

Accounts receivable	$518,000
Related party accounts and notes receivable	50,000
Prepaid expenses	188,000
Inventories	326,000
Total current assets	1,082,000

Property and equipment, net	706,000

Total assets	$1,788,000

Liabilities and Stockholders’ Deficit

Current liabilities:
Bank Overdraft	$28,000
Accounts payable	3,656,000
Accrued expenses	8,250,000
Deferred revenue	306,000
Short-term notes payable	563,000
Related party notes payable	16,895,000
Series B 15% cumulative redeemable non-voting preferred stock, no par value, 50,000,000 shares authorized, 65,637 shares issued and outstanding	65,634,000
Total current liabilities	95,332,000
Long-term liabilities:
Accrued expenses	5,084,000
Deferred revenue	25,000
Long-term debt	105,000
Related party long-term debt	931,000
Dealer deposits	2,105,000

Total liabilities	103,582,000

Stockholders’ deficit:
Series A convertible preferred stock, no par value, 50,000,000 shares authorized, 1,400,000 shares issue and outstanding	70,000
Common stock, no par value, 500,000,000 shares authorized, 162,125,376 shares issued and outstanding	33,437,000
Accumulated deficit	(135,301,000)

Total stockholders’ deficit	(101,794,000)

Total liabilities and stockholders’ deficit	$1,788,000

See accompanying notes to condensed consolidated financial statements.

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31,

	2008	2007
Revenues	$2,214,000	$1,387,000

Costs and expenses:
Cost of sales	2,005,000	4,404,000
Research and development	70,000	241,000
General and administrative expenses	889,000	813,000

Total costs and expenses	2,964,000	5,458,000

Loss from operations	(750,000)	(4,071,000)

Other income (expense):
Related party interest income	1,000	1,000
Interest and other income	18,000	2,000
Gain on extinguishment of debt	23,000	-
Interest expense	(1,131,000)	(671,000)
Series B preferred stock interest expense	(2,373,000)	(2,047,000)

Total other income (expense)	(3,462,000)	(2,715,000)

Loss before income taxes	(4,212,000)	(6,786,000)

Income tax benefit	-	-

Net loss	$(4,212,000)	$(6,786,000)

Net loss per share – basic and diluted	$(0.03)	$(0.04)

Weighted average number of common shares outstanding – basic and diluted	154,080,000	149,739,000

See accompanying notes to condensed consolidated financial statements.

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Operations (Unaudited)
Nine Months Ended March 31,

	2008	2007

Revenues	$5,783,000	$3,199,000

Costs and expenses:
Cost of sales	6,211,000	6,782,000
Research and development	746,000	1,343,000
General and administrative expenses	2,450,000	2,071,000

Total costs and expenses	9,407,000	10,196,000

Loss from operations	(3,624,000)	(6,997,000)

Other income (expense):
Related party interest income	3,000	4,000
Interest and other income	24,000	8,000
Gain on extinguishment of debt	47,000	26,000
Interest expense	(2,964,000)	(1,857,000)
Series B preferred stock interest expense	(6,863,000)	(10,426,000)

Total other income (expense)	(9,753,000)	(12,245,000)

Loss before income taxes	(13,377,000)	(19,242,000)

Income tax benefit	-	-

Net loss	$(13,377,000)	$(19,242,000)

Net loss per share – basic and diluted	$(0.09)	$(0.13)

Weighted average number of common shares outstanding – basic and diluted	151,269,000	147,042,000

  See accompanying notes to condensed consolidated financial statements.

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended March 31,

	2008	2007
Cash flows from operating activities:
Net loss	$(13,377,000)	$(19,242,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization expense	186,000	143,000
Common stock issued for interest expense	455,000	331,000
Common stock issued for services	-	113,000
Stock options and warrants issued for interest expense	98,000	185,000
Stock options issued for services	9,000	126,000
Stock-based compensation	543,000	604,000
Interest expense accrued on Series B preferred stock	6,863,000	10,426,000
Interest expense added to debt principal	10,000	-
Common stock issued for 401(k) expense	306,000	187,000
Gain on extinguishment of debt	(1,000)	(24,000)
Loss on disposal of property and equipment	44,000	2,000
Interest income on related party notes receivable	(3,000)	(4,000)
(Increase) decrease in:
Accounts receivable	(503,000)	130,000
Prepaid expenses	(157,000)	(1,000)
Inventories	126,000	1,000
Increase (decrease) in:
Accounts payable	(108,000)	922,000
Accrued expenses	2,803,000	2,217,000
Deferred revenue	(328,000)	80,000
Dealer deposits	(40,000)	-

Net cash used in operating activities	(3,074,000)	(3,804,000)

Cash flows from investing activities:
Purchase of property and equipment	(6,000)	(106,000)
Payments of related party notes receivable	2,000	6,000

Net cash used in investing activities	(4,000)	(100,000)

Cash flows from financing activities:
Proceeds from the issuance of debt	7,837,000	4,470,000
Repayment of debt	(4,950,000)	(1,118,000)
Increase in bank overdraft	-	57,000
Proceeds from the issuance of common stock and stock options	132,000	532,000
Payment of finders’ compensation on issuance of common stock	(1,000)	(40,000)

Net cash provided by financing activities	3,018,000	3,901,000

Net decrease in cash	(60,000)	(3,000)
Cash, beginning of period	60,000	4,000

Cash, end of period	$-	$1,000

See accompanying notes to condensed consolidated financial statements.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2008 (Unaudited)

Note 1:  Organization and Basis of Presentation

Organization and Consolidation

The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. (the “Company”) and its wholly owned subsidiary, Groen Brothers Aviation USA, Inc. (“GBA USA”), and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2008, and the results of operations for the three months and nine months ended March 31, 2008 and 2007 and cash flows for the nine months ended March 31, 2008 and 2007.  The results of operations for the nine months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2008.

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

At March 31, 2008, the Company had total current liabilities of $95,332,000 and current assets of $1,082,000, resulting in a working capital deficiency of $94,250,000.  Included in current liabilities and the working capital deficiency at March 31, 2008 is a $65,634,000 Series B Preferred Stock obligation.  On December 28, 2007, the Company received the approval of the Series B Holders to extend the redemption date of the Series B Preferred Stock from November 30, 2007 to June 30, 2008, or such later date as agreed to in writing by at least 80% of the Series B Holders.  In order to repay this obligation in full or in part when due, the Company will be required to raise significant capital from other sources and to meet certain capital requirements under Utah State law.  Alternatively, the Company will be required to negotiate another extension of the Series B Preferred Stock maturity date, as it has accomplished in the past.  There is no assurance, however, that the Company will be successful in raising the capital required to repay the Series B Preferred Stock obligation or in obtaining a further extension of the Series B Preferred Stock redemption date beyond June 30, 2008.

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

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2008 (Unaudited)

The DARPA contract (see Note 3) has been a significant source of revenues and operating cash flow, with $9,860,000 of revenues recognized through March 31, 2008.  The Company believes that the remaining revenues from Phase I of the contract, as modified, currently estimated at approximately $1,090,000, will continue to be the largest source of revenues in the short term, and will have a positive impact on cash flows from operations.  However, the Company has been required to add personnel, engage subcontractors, and make other significant purchases to meet its obligations under this contract, which has resulted in a negative profit margin realized on the DARPA contract and reduced cash flows from operations.

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
Nine Months Ended March 31, 2008 (Unaudited)

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

Note 2:  DARPA Contract

The Company announced on November 7, 2005 that the US Defense Advanced Research Projects Agency (“DARPA”) has selected the Company to lead a team to design a proof of concept high speed, long range, vertical takeoff and landing (“VTOL”) aircraft.  This modern rotorcraft, named the “Heliplane” by DARPA, is an intended demonstration vehicle for future gyrodynes to be used in combat search and rescue roles.  On March 5th 2008, the DARPA contract was modified, increasing the contract award for Phase I from $10.4 million to $10.9 million, and added an intermediary Phase I B to the base contract and extending the term of the contract from twenty-three to thirty-six months.  Phase I and Phase I B of this potential multi year program consists of the development of the preliminary design and performance of key technology demonstrations.  Substantial portions of Phase I payments are paid by the Company to subcontractors and consultants hired by the Company.  Payments under this contract are conditional upon the Company attaining several milestone objectives during the course of the base contract.  Contracts for subsequent phases are conditional on completion of Phase I, Phase I B and successor phases.  Because of the difficulty the Company had in bridging the financial gap in Phase I, created by the method in which DARPA pays, DARPA has requested that the company submit a reorganization plan that changes the “prime contractor” from the Company to a larger, more well financed organization, with the Company becoming the primary “subcontractor” supplying the rotor system work.  Management hopes that this change will dramatically reduce the cash flow difficulties that were faced in Phase I.

The Company recognizes revenue on this contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA.  At that time, DARPA will instruct the Company to submit an invoice for payment for the respective milestone at the amounts specified in the contract.  Because the Company is currently experiencing a negative profit margin on the DARPA contract; all contract-related costs and expenses are expensed as incurred.  Through March31, 2008, the Company completed the first five milestones and approximately 90% of the sixth milestone of Phase I of the DARPA contract, and recognized revenues totaling $9,860,000.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2008 (Unaudited)

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

The calculation of the weighted average number of common shares outstanding excludes common shares that have been issued as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full.  At March 31, 2008, the Company had issued 5,350,000 shares of common stock as collateral.

Note 4:  Reclassifications

Certain amounts in the financial statements for the nine months ended March 31, 2008 have been reclassified to conform to the current period presentation.

Note 5:  Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the nine-month periods ended March 31, 2008 and 2007 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Nine Months Ended March 31,
	2008	2007

Cost of sales	$136,000	$89,000
Research and development	299,000	354,000
General and administrative	108,000	161,000

Total stock-based compensation expense realized and increase in net loss	$543,000	$604,000

There was no stock compensation expense capitalized during the nine months ended March 31, 2008 and 2007.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2008 (Unaudited)

During the nine months ended March 31 2008, options to purchase 31,492,000 shares of the Company’s common stock were issued to the Company’s employees, with exercise prices ranging from $0.08 to $0.17 per share, and options and warrants to purchase 2,965,000 shares of the Company’s common stock were issued to lenders and purchasers of the Company’s common stock, with exercise prices ranging from $0.14 to $0.20 per share.  The following table summarizes the stock option and warrant activity during the nine months ended March 31, 2008:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at June 30, 2007	87,160,000	$0.27
Granted	35,377,000	0.10
Exercised	-	-
Cancelled	(1,773,000)	0.39
Expired	(23,637,000)	0.32

Outstanding at March 31, 2008	97,127,000	0.25	3.88	$0

Options vested and exercisable at March 31, 2008	51,721,000	0.31	2.21	$0

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.07 as of March 31, 2008, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of March 31, 2008, the total future compensation cost related to non-vested stock-options not yet recognized in the condensed consolidated statements of operations was $2,966,000, and the weighted average period over which these awards are expected to be recognized was 2.92 years.

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

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2008 (Unaudited)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or the Company’s fiscal year beginning July 1, 2009, with early application encouraged.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations.  This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration.  This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financials statements to evaluate the nature and financial effects of the business combination.  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning July 1, 2009.  Earlier adoption is prohibited.  The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007).  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning July 1, 2009.  Earlier adoption is prohibited.  The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

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
Nine Months Ended March 31, 2008 (Unaudited)

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
Nine Months Ended March 31, 2008 (Unaudited)

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

Note 7:  Inventories:

Inventories consisted of the following at March 31, 2008:

Raw materials and parts	$263,000
Work-in-process	57,000
Finished goods	6,000

Total	$326,000

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2008 (Unaudited)

Note 8:  Accrued Expenses:

Compensation and related taxes	$854,000
Related party interest	6,225,000
Interest	904,000
Consulting fees	159,000
Finders’ compensation	17,000
Royalties to related parties (Note 20)	31,000
Other	60,000

Total	$8,250,000

Accrued related party interest payable is comprised of interest expense payable on notes payable to related parties, consisting primarily of stockholders of the Company.

Royalty payments totaling 1% of the gross sales price of gyroplanes are to be paid to the Company’s founders, David and the estate of the late Jay Groen.  Through March 31, 2008, royalties payable totaled $15,400 to each of these individuals, which amounts are accrued as a component of cost of sales in the condensed consolidated statements of operations.

Long-term accrued expenses consisted of the following at March 31, 2008:

Deferred compensation	$4,614,000
Accrued payroll taxes on deferred compensation	168,000
Accrued interest on deferred compensation	302,000

Total	$5,084,000

The deferred compensation is payable to twelve officers, directors, and vice presidents of the Company, with amounts originating from fiscal year 1998 through the current fiscal year.  In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary.  The terms of the Company’s Series B 15% Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B 15% Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B 15% Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors.  Through March 31, 2008, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company’s outstanding financing agreements and would be prudent in light of the Company’s financial condition and availability of cash.  In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.  The deferred compensation and related accrued payroll taxes and interest payable are classified as long-term liabilities at March 31, 2008 as the Company does not anticipate payment of any of these amounts in the next twelve months.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2008 (Unaudited)

Note 9:  Debt

Included in short-term notes payable at March 31, 2008 are notes payable to vendors and others totaling $527,000, substantially all of which are in default.  The Company continues ongoing negotiations with certain of the vendors and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

Substantially all related party notes payable and related party long-term debt at March 31, 2008 are payable to stockholders of the Company who are considered related parties.  The Company is also delinquent in making payments on related party notes payable totaling $2,819,000.

The Company is also delinquent on making payments of accrued interest payable on debt of $1,678,000, of which $1,169,000 is payable to related parties.

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

Note 11:  Preferred Stock

The Company has authorized 200,000,000 shares of preferred stock having no par value.  There are four series of preferred stock with 50,000,000 shares authorized within each series.  The rights, terms and preferences of preferred stock are set by the Board of Directors.  As of March 31, 2008, the Board of Directors has set rights, terms and preferences of Series A and Series B Preferred Stock for issue.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2008 (Unaudited)

Series A Convertible Preferred Stock

As of March 31, 2008, 1,400,000 shares of Series A Convertible Preferred Stock were issued and outstanding

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

Series B 15% Preferred Stock

At March 31, 2008, there were 65,634 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock (the “Series B Preferred Stock”) outstanding.  The rights, terms, and preferences of the outstanding preferred shares, as amended, are as follows:

•	The shares have no voting rights other than those voting rights provided under applicable laws.

•	Each share’s original Stated Value, upon which unpaid dividends may accumulate, is $1,000.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2008 (Unaudited)

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
Nine Months Ended March 31, 2008 (Unaudited)

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

As a result of amendments to the features of the Series B Preferred Stock, if the Company is successful in raising the levels of funding that it requires to bring its debt obligations current, fund its planned operations, and complete aircraft certification requirements for its Hawk 4 gyroplane, significant portions of this funding may be required to make redemption payments on the Series B Preferred Stock in advance of the maturity date.  At March 31, 2008, the recorded value of the Series B Preferred Stock was $63,262,000, which was recorded as a current liability.

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

Note 12:  Stockholders’ Equity

During the nine months ended March 31, 2008, the Company issued a total of 7,602,945 shares of its restricted common stock, primarily to accredited investors in transactions exempt from registration.  These shares were issued at prices ranging from $0.06 to $0.20 per share through private placement offerings in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.  The prices per share recorded in these equity transactions approximated the quoted market price of the Company’s common stock.  The shares were issued for the following consideration: 994,000 shares for cash of $132,000; 15,000 shares in payment of accrued expenses of $2,000; 89,000 shares for services of $9,000; 3,272,000 shares in payment of interest expense of $455,000 and 3,060,000 shares for company match 401(k) contributions.  The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended March 31, 2008 (Unaudited)

During the nine months ended March 31, 2008, the Company issued options and warrants to purchase a total of 6,221,000 shares of common stock:  864,000 options to investors in connection with the sale of common stock of the Company with an exercise price of $0.20 per share exercisable for periods of 1 to 2 years;  5,322,000 options and warrants as a loan fee or interest expense to lenders with exercise prices of $0.16 to $0.27 per share exercisable for a period of 1 to 5 years; and 31,492,000 options to employees with exercise prices of $0.08 to $0.17 per share exercisable for a period of 5 to 7 years (granted under the Company’s employee stock option plan for which a Form S-8 registration statement has been filed).  The options and warrants issued to non-employees outside of the Company’s employee stock option plan were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

The Company estimated the total value of the 5,322,000 options and warrants issued to lenders at $172,000 using the Black-Scholes option pricing model, and charged this amount to interest expense.  In addition, the Company recorded a net reduction in interest expense of $75,000 on 3,200,000 variable stock options during the three months ended March 31, 2008 using the Black-Scholes option pricing model, and charged a total of $2,000 to general and administrative expense for the current quarter vesting of the grant date fair value of options issued in a prior year to a non-employee consultant..

The Company has issued shares of its common stock as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full.  As of March 31, 2008, Company had issued 5,350,000 shares of common stock as collateral.

Note 13:  Supplemental Statement of Cash Flows Information

During the nine months ended March 31, 2008 the Company had the following non-cash investing and financing activities:

•	Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $8,000.

•	Increased property and equipment and decreased inventories by $14,000 for work-in progress inventories transferred to construction-in-progress.

•	Acquired property and equipment through the issuance of accounts payable of $230,000.

•	Acquired property and equipment through the issuance of related party notes payable of $5,000.

•	Issued shares of common stock in payment of employer 401(k) match of $306,000

•	Issued 15,000 shares of common stock in payment of accrued expenses of $16,000.

•	Decreased accrued expenses and increased common stock by $17,000 for changes to accrued finders’ compensation.

•	Decreased accrued expenses and increased debt by $579,000 for accrued interest payable added to debt principal.

Cash paid for interest expense was $776,000 and $145,000 for the nine months ended March 31, 2008 and 2007, respectively.

No payments of income taxes were made during the six months ended March 31, 2008 and 2006.

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

Subsequent to 2003, the Company’s operating focus was initially directed to the final development of the two-seat piston engine powered SparrowHawk, which it has designed and now manufactures and sells in kit form to amateur builders through its American Autogyro arm.  Through the date of this filing, 34 dealerships had been established, 27 in the United States and 7 internationally.  Sales representatives have also been appointed in Korea and India to present the capabilities of the SparrowHawk for civil use to government agencies in those countries.  In addition, the Company developed and continues to sell modification kits designed to improve in-flight stability and safety for another manufacturer’s kit gyroplane.

In December 2005, the Company announced the introduction of its improved SparrowHawk model, the SparrowHawk II kit.  SparrowHawk II offered improved performance, added comfort and robustness, and reduced the time and effort needed by the customer to build the aircraft.  The Company continued to make improvements to the SparrowHawk II during fiscal 2007 and the first half of fiscal 2008.  It is now promoting a new version called the SparrowHawk III, designed and developed to be a Quick Build kit that offers a significant further reduction of time and effort on the part of the purchaser in building the aircraft, while maintaining conformity with FAA regulations, which require that the purchaser contribute at least 51% of the build work.  Careful attention has been paid to existing customer input and to the needs of potential customers.  Many of the latter have the financial resources to purchase an aircraft, but have limited time to complete the build process.  Through a thorough assessment of the build process, changes in the design manufacture and product delivery, the time to assemble the kit by a typical purchaser is expected to be cut in half.  Further, in order to assure purchasers that the SparrowHawk III kit meets the FAA 51% rule, the Company arranged for a kit to be inspected in December by FAA representatives and assessed for conformity with the rule.  In January, we received formal notice from the FAA that SparrowHawk III kits will be added to the list of eligible amateur-built aircraft kits.  This will further ease the build process by reducing record keeping requirements.  Deliveries of the SparrowHawk III kit began in December 2007 and all future kit aircraft will be manufactured to the SparrowHawk III QB standard.

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

In Phase I of this potential multi-year $55 million four-phase program, the Company was awarded a fifteen month $6.4 million contract to develop the preliminary design and perform key technology demonstrations.  On September 19, 2007, the DARPA contract was modified, increasing the contract award for Phase I from $6.4 million to $10.4 million, and extending the term of Phase I from fifteen to twenty-three months.  On March 5 , 2008, the DARPA contract was modified, increasing the contract award for Phase I from $10.4 million to $10.9million, and added an intermediary Phase I B to the base contract and extending the term of the contract from twenty-three to thirty-six months.  Phase I and Phase I B of this potential multi year program consists of the development of the preliminary design and performance of key technology demonstrations.  Substantial portions of the base contract payments are paid by the Company to subcontractors and consultants hired by the Company.  Payments under this contract are conditional upon the Company attaining several milestone objectives during the course of the base contract.  Contracts for subsequent phases are conditional on completion of Phase I, Phase I B and successor phases.

The Company recognizes revenue on this contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA.  At that time, DARPA will instruct the Company to submit an invoice for payment for the respective milestone at the amounts specified in the contract.  The Company is currently experiencing a negative profit margin on the DARPA contract; therefore, all contract-related costs and expenses have been expensed as incurred.  Through March 31, 2008, the Company completed the first five milestones,  a substantial portion of the original requirements of the sixth milestone of Phase I, and the first milestone of Phase I B of the DARPA contract and recognized revenues totaling $9,860,000, $5,070,000 in the nine months ended March 31, 2008.

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

The Company has  been engaged as a subcontractor to one of these companies for a project called PAS (Precision Airdrop System) that is projected to produce an unmanned gyroplane rotorcraft for military supply missions, missions now served with much less accuracy by parachutes.  GBA has been engaged by this major aerospace company to design, and ultimately manufacture, the rotor system and fuselage using their guidance system.  A large-scale model designed and built by GBA was successfully flown on a military test range in July and November of 2007, demonstrating the effectiveness of this technology.  The Company recognized revenues of $110,000 from this subcontract during the year ended June 30, 2007, but no revenues during the nine months ended March 31, 2008.  The project is expected to proceed to full-scale demonstrator development beginning in 2008.  If successful, the Company could receive a significant order for full-scale production for these aircraft as early as 2009.  There can be no assurance that any further contract regarding this aircraft will result.

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

At March 31, 2008, the Company had total current liabilities of $95,332,000 and current assets of $1,082,000, resulting in a working capital deficiency of $90,956,000.  Included in current liabilities and the working capital deficiency at March 31, 2008 is a $65,634,000 Series B Preferred Stock obligation.  On December 28, 2007, the Company received the approval of the Series B Holders to extend the redemption date of the Series B Preferred Stock from November 30, 2007 to June 30, 2008, or such later date as agreed to in writing by at least 80% of the Series B Holders.  In order to repay this obligation in full or in part when due, the Company will be required to raise significant capital from other sources and to meet certain capital requirements under Utah State law.  Alternatively, the Company will be required to negotiate another extension of the Series B Preferred Stock maturity date, as it has accomplished in the past.  There is no assurance, however, that the Company will be successful in raising the capital required to repay the Series B Preferred Stock obligation or in obtaining a further extension of the Series B Preferred Stock redemption date beyond June 30, 2008.

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

The DARPA contract (see Note 3) has been a significant source of revenues and operating cash flow, with $9,860,000 of revenues recognized through March 31, 2008.  The Company believes that the remaining revenues from Phase I and Phase I B of the contract, as modified, currently estimated at approximately $3,590,000, will continue to be the largest source of revenues in the short term, and will have a positive impact on cash flows from operations.  However, the Company has been required to add personnel, engage subcontractors, and make other significant purchases to meet its obligations under this contract, which has resulted in a negative profit margin realized on the DARPA contract and reduced cash flows from operations.

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

The Company does not expect revenues from the sale of Hawk 4 or Hawk 5 gyroplanes will be realized until the Company completes the Federal Aviation Administration (“FAA”) or equivalent international certification of the aircraft.  Currently, the Company estimates that approximately $40 million and a two to three year period will be required to complete the certification.  The Company is in discussions with parties that have expressed interest in funding the completion of the certification and commencing the production of the Hawk 4 or Hawk 5 gyroplanes.  On December 14, 2006, the Company announced the government of Aragón, Spain signed a Memorandum of Understanding (MOU) with the Company to form a joint venture to complete FAA certification, production and delivery of the Company’s Hawk 5 gyroplane.  Due diligence procedures and discussions relating to the potential joint venture were undertaken with Aragon, but could not be brought to a conclusion, largely due in the belief of the Company to difficulties with another unrelated aerospace project involving Aragon.  However, discussions with other parties are ongoing, including with other Community governments and the ‘Centro para el Desarrollo Technologico Industrial’ (CDTI), the central Spanish Government agency responsible for the development of industrial technology.  The Company is not in a position to determine the likelihood of a favorable outcome to these opportunities.  Because of ongoing research and development efforts and the projected costs of certification, the Company does not project that it will have net income or positive cash flows from Hawk 4 or Hawk 5 operations until FAA certification is obtained and sales of these gyroplanes reach planned levels.

As a result, the Company anticipates that operating costs of personnel, facilities, research and development and sales and marketing will increase from levels reported for fiscal year 2007 and for the first three quarters of fiscal year 2008.

There can be no guarantee or assurance that the Company will be successful in its ability to generate income from operations or from the DARPA contract, or to raise capital at favorable rates or at all.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Revenues

The Company’s consolidated revenues are comprised of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Government contract	$1,971,000	$1,040,000	$5,070,000	$2,440,000
Commercial Subcontract	-	109,000	26,000	109,000
SparrowHawk kits and parts	208,000	224,000	612,000	401,000
Flight training	9,000	4,000	33,000	30,000
Other operating	26,000	10,000	43,000	219,000

Total	$2,214,000	$1,387,000	$5,783,000	$3,199,000

Total revenues increased $828,000 to $2,215,000 in the three months ended March 31, 2008 from $1,387,000 in the three months ended March 31, 2007.  The increase in revenues in the current fiscal year was primarily attributed to the timing of the receipt of revenues from Phase I of the DARPA contract and a decrease in commercial subcontract income.

Total revenues increased $2,584,000 to $5,783,000 in the nine months ended March 31, 2008 from $3,199,000 in the nine months ended March 31, 2007.  The increase in revenues in the current fiscal year was primarily attributed to additional revenues from Phase I of the DARPA contract and an increase in the sales of SparrowHawk kits and parts.

The Company recognizes revenue on the DARPA contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA.  At that time, DARPA instructs the Company to submit an invoice for payment for the respective milestone at the amount specified in the contract.

Revenues from the sale of SparrowHawk kits and parts decreased to $208,000 in the three months ended March 31, 2008 from $224,000 in the three months ended March 31, 2007.  The decrease in these revenues resulted from the Company selling fewer SparrowHawk kits during the current fiscal year. In December 2005, the Company announced the introduction of its improved SparrowHawk model, the SparrowHawk II.  SparrowHawk II offered improved performance, added comfort and robustness, and reduced the time and effort needed by the customer to build the aircraft.  The Company continued to make improvements to the SparrowHawk II during fiscal 2007, and in the first half of fiscal 2008, will be promoting a new version called the SparrowHawk III QB (for Quick Build).  As the name implies, the primary objective for the Quick Build is a significant further reduction of time and effort on the part of the purchaser in building the aircraft, while maintaining conformity with FAA regulations, which require that the purchaser contribute at least 51% of the build work.  Careful attention has been paid to existing customer input and to the needs of potential customers.  Many of the latter have the financial resources to purchase an aircraft, but have limited time to complete the build process.  Through a thorough assessment of the build process, changes in the design manufacture and product delivery, the time to assemble the kit by a typical purchaser is expected to be cut in half.  Further, in order to assure purchasers that the SparrowHawk III kit meets the FAA 51% rule, the Company arranged for a kit to be inspected in December by FAA representatives and assessed for conformity with the rule.  In January, we received formal notice from the FAA that SparrowHawk III kits will be added to the list of eligible amateur-built aircraft kits.  This will further ease the build process by reducing record keeping requirements.  Deliveries of the Quick Build kit began in December 2007 and all future kit aircraft will be manufactured to the SparrowHawk III QB standard.

Revenues from the sale of SparrowHawk kits and parts increased to $612,000 in the nine months ended March 31, 2008 from $401,000 in the nine months ended March 31, 2007.  The increase in these revenues resulted from the Company selling more SparrowHawk kits during the current fiscal year as well as an overall increase in the sales price per kit.

While significantly less in dollar amount, the Company anticipates that flight training and other operating revenue, consisting of dealer fees, sales of research and development parts and miscellaneous, will continue to contribute to Company cash flow.

Costs and Expenses

The Company’s consolidated cost of sales is comprised of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Government contract	$1,434,000	$3,552,000	$4,524,000	$5,234,000
Commercial subcontract	-	147,000	73,000	148,000
SparrowHawk kits and parts	569,000	703,000	1,605,000	1,387,000
Flight training	2,000	2,000	9,000	13,000

Total	$2,005,000	$4,404,000	$6,211,000	$6,782,000

Comparing the three months ended March 31, 2008 to the three months ended March 31, 2007, cost of sales decreased to $2,005,000 from $4,404,000.  The decrease is due primarily to decreased costs of the Heliplane program as phase 1 winds down.

Comparing the nine months ended March 31, 2008 to the nine months ended March 31, 2007, cost of sales decreased to $6,211,000 from $6,782,000.  The decrease is due primarily to the decreased level of cost and expenses related to Phase I of the DARPA contract recorded in the current fiscal year.  Because of the negative profit margin on Phase I of the DARPA contract; beginning January 1, 2007, all contract-related costs and expense were expensed as incurred, resulting in the reporting of cost of sales in advance of the revenue billed.

On August 31, 2007, the DARPA contract was modified, increasing the contract award for Phase I from $6.4 million to $10.4 million, and extending the term of Phase I from fifteen to twenty-three months.  The Company will invoice and recognize the additional revenues for Phase I as the requisite meetings are held and technical data submitted and accepted by DARPA.  The increase in contract revenue of $4.0 million will offset the majority of the cost overruns incurred by the Company on Phase I of the DARPA contract.

The Company continues to experience a negative gross profit on the SparrowHawk kits because of the nonrecurring and “learning curve” costs that are normally experienced in the introductory production of a new product and due to lower than expected sales volume.  Ongoing improvements to the design and packaging of the kits, including the development of the Quick Build kit, also contributed to negative margins on the sale of SparrowHawk kits.  The Company anticipates that as the Company finalizes the kit configuration, improves its manufacturing capabilities and increases its sales efforts and volume, the negative gross profit on sales will narrow in fiscal year 2008, but may not turn positive.  In addition, only nominal gross margin is realized on the sale of modification kits and on flight training.  All costs of incomplete SparrowHawk kits delivered as of March 31, 2008 have been deferred and included in work-in-process inventories.

Comparing the three months ended March 31, 2008 to the three months ended March 31, 2007, research and development expenses decreased to $70,000 from $241,000 as more engineering and other resources were committed to the DARPA contract and the commercial sub-contract.  Ongoing research and development activities include the development of opportunities for subcontract opportunities with industry partners, variations to the SparrowHawk, fully assembled SparrowHawk gyroplane derivatives, potential applications of the Company’s technology to vertical take-off military aircraft, runway independent short-haul airliners and other aircraft, including government contract opportunities.

Comparing the nine months ended March 31, 2008 to the nine months ended March 31, 2007, research and development expenses decreased to $746,000 from $1,343,000 as more engineering and other resources were committed to the DARPA contract and the commercial sub-contract.  Ongoing research and development activities include the development of opportunities for subcontract opportunities with industry partners, variations to the SparrowHawk, fully assembled SparrowHawk gyroplane derivatives, potential applications of the Company’s technology to vertical take-off military aircraft, runway independent short-haul airliners and other aircraft, including government contract opportunities.

Comparing the three months ended March 31, 2008 to the three months ended March 31, 2007, general and administrative expenses increased to $889,000 from $813,000.  The increase in general and administrative expenses in the current fiscal year is due to the addition of personnel to support the increased level of operations related to the DARPA contract and the new commercial sub-contract and  increases in the level of compensation for existing employees.

Comparing the nine months ended March 31, 2008 to the nine months ended March 31, 2007, general and administrative expenses increased to $2,450,000 from $2,071,000.  The increase in general and administrative expenses in the current fiscal year is due to the addition of personnel to support the increased level of operations related to the DARPA contract and the new commercial sub-contract and  increases in the level of compensation for existing employees.

Other Income and Expenses

Comparing the three months and nine months ended March 31, 2008 to the three months and nine months ended March 31, 2007, related party interest income and interest and other income did not change materially.

The Company has realized gains on the extinguishment of certain debt.  The Company realized no gain on extinguishment of debt in the three months ended March 31, 2007, and a gain of $26,000 in the nine months ended March, 31 2007.  The Company realized a gain on extinguishment of debt of $23,000 in the three months ended March 31, 2008, and a gain of $47,000 in the first nine months of the current fiscal year.

Interest expense for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 increased to $1,131,000 from $671,000. Interest expense for the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007 increased to $2,964,000 from $1,857,000.  The Company’s primary source of external financing has been debt.  The Company incurred net additional debt of $3,452,000 during the nine months ended March 31, 2008 compared to net additional debt of $3,635,000 during the nine months ended March 31, 2007.  In addition, additional interest expense was incurred in the current fiscal year for the value of stock and stock options issued to lenders in connection with new debt or debt extensions.

Comparing the three months ended March 31, 2008 to the three months ended March 31, 2007, Series B Preferred Stock interest expense increased to $2,373,000 from $2,047,000.  Comparing the nine months ended March 31, 2008 to the nine months ended March 31, 2007, Series B Preferred Stock interest expense decreased to $6,863,000 from $10,426,000.  Through March 31, 2007, the Company recorded the accretion of the $10,700,000 redemption value of the 10,700 additional shares of Series B Preferred Stock issued in January 2007, resulting in a significant increase in Series B Preferred Stock interest expense during the first six months of the prior fiscal year.  This reduction in the Series B Preferred Stock interest expense during the first six months of the current fiscal year was partially offset by increased interest expense due to the increased number of shares of Series B Preferred Stock outstanding, on which the interest expense is computed.  Dividends on the Series B Preferred Stock, which are recorded as interest expense, have been “paid in kind” with additional shares of Series B Preferred Stock.

Net Loss

During the three and nine months ended March 31, 2008, the Company continued to record losses as it continued work on the DARPA contract, commenced a new commercial sub-contract, progressed toward full marketing and manufacturing of the SparrowHawk gyroplane kit, and continued research and development activities on SparrowHawk gyroplane derivatives and other applications of the Company’s gyroplane technology.  For the three months ended March 31, 2008, the loss from operations was $750,000 compared to the loss from operations of $4,071,000 for the three months ended March 31, 2007.  For the nine months ended March 31, 2008, the loss from operations was $3,624,000 compared to the loss from operations of $6,997,000 for the nine months ended March 31, 2007.  As discussed above, the decrease in the loss from operations in the current fiscal year resulted from additional revenues on the DARPA contract, additional SparrowHawk revenues, and the decrease in research and development expenses, partially offset by increases in cost of sales and general and administrative expenses.

The net loss for the three months ended March 31, 2008 was $4,212,000 compared to $6,786,000 for the three months ended March 31, 2007.  The net loss for the nine months ended March 31, 2008 was $13,377,000 compared to $19,242,000 for the nine months ended March 31, 2007.  The decrease in the net loss in the current fiscal year resulted primarily from the decrease in loss from operations and in Series B Preferred Stock interest expense described above, offset by the increase in interest expense.

Liquidity and Capital Resources

Series B Preferred Stock Obligation

At March 31, 2008, the Company had total current liabilities of $95,332,000 and current assets of $1,082,000, resulting in a working capital deficiency of $90,956,000.  Included in current liabilities and the working capital deficiency at March 31, 2008 is a $65,634,000 Series B Preferred Stock obligation.  On December 28, 2007, the Company received the approval of the Series B Holders to extend the redemption date of the Series B Preferred Stock from November 30, 2007 to June 30, 2008, or such later date as agreed to in writing by at least 80% of the Series B Holders.  In order to repay this obligation in full or in part when due, the Company will be required to raise significant capital from other sources and to meet certain capital requirements under Utah State law.  Alternatively, the Company will be required to negotiate another extension of the Series B Preferred Stock maturity date, as it has accomplished in the past.  There is no assurance, however, that the Company will be successful in raising the capital required to repay the Series B Preferred Stock obligation or in obtaining a further extension of the Series B Preferred Stock redemption date beyond June 30, 2008.

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

In the face of continuing fund-raising difficulties, in fiscal years 2002 and 2003, the Company successfully approached many of its principal vendors requesting that they accept extensions of payments beyond their normal terms.  As a result, the Company is servicing much of its pre-November 2001 obligations to vendors utilizing a combination of repayment plans, which include monthly payments for smaller vendor liabilities and promissory notes for larger vendor liabilities.  The Company has also paid in full several of these obligations.  As of March 31, 2008, the Company was delinquent in making payments on substantially all remaining promissory notes to vendors and to other unrelated party lenders, which totaled $527,000.  In addition, the Company is delinquent in making payments of accrued interest payable of $509,000 on this debt at March 31, 2008.  The Company continues to make some payments on this indebtedness and continues discussions with many of these vendors and lenders, and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.  There is no assurance that these vendors and lenders will continue to forebear from collection or legal action.

Current liabilities at March 31, 2008 also included $16,895,000 notes payable to related parties, including $3,019,000 that is in default.  In addition, the Company is delinquent in making payments of accrued interest payable of $801,000 on this related party debt at March 31, 2008.  Most of these related party notes payable are held by long-time shareholders and lenders of the Company and are payable on demand or are short-term in nature.  There is no assurance that these related party lenders will not demand payment of this short-term indebtedness in the near future.

Operating, Investing and Financing Activities

Net cash used in operating activities was $3,074,000 for the nine months ended March 31, 2008 compared to $3,804,000 for the nine months ended March 31, 2007.  The Company continues to use cash in operations primarily due to negative gross margins on revenues, particularly on the DARPA contract, and increases in general and administrative expenses.  As discussed above, the Company is required to incur and pay significant costs and expenses on the DARPA contract in advance of receiving approval and payment of DARPA contract invoices.  The Company anticipates that operating costs of personnel and facilities will continue to increase from levels reported for the year ended June 30, 2007 and the first nine months of the current fiscal year.

Net cash used in investing activities for the nine months ended March 31, 2008 was $4,000, comprised of the purchase of property and equipment of $2,000, partially offset by related party notes receivable repayments received of $1,000.  Net cash used in investing activities for the six months ended March 31, 2007 was $100,000 comprised of the purchase of property and equipment of $106,000, partially offset by related party notes receivable repayments received of $6,000.

The Company has funded losses from operations and net cash used in investing activities in the current fiscal year primarily from the issuance of debt to related parties (current shareholders and lenders of the Company), and will require additional funding from outside sources to sustain its future operations.

Net cash provided by financing activities was $3,018,000 for the nine months ended March 31, 2008, comprised of a net increase in debt of $2,887,000 and net proceeds from the issuance of common stock of $131,000.  Net cash provided by financing activities for the nine months ended March 31, 2007 was $3,901,000, comprised of a net increase in debt of $3,409,000 and net proceeds from the issuance of common stock of $492,000.  The Company anticipates that the issuance of debt, and to a lesser extent, the sale of the Company’s restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.  The Company believes that its share of revenues from the DARPA contract, which are payable only upon the Company attaining several milestone objectives, will have a positive impact on cash flows from operations; however, the Company will also be required to add personnel, expand facilities and make other significant purchases to meet its obligations under this contract.  There is no assurance that the Company will be successful in either raising sufficient capital or improving operations.

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

Stock-Based Compensation - Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payments, using the modified prospective application method.  Under this transition method, the Company recorded compensation expense of $543,000 for the nine months ended March 31, 2008 for: (a) the vesting of options granted prior to July 1, 2006 (based on the grant-date fair value estimated using the Black-Scholes option-pricing model and previously presented in the pro-forma footnote disclosures), and (b) stock-based awards granted subsequent to June 30, 2006 (based on the grant-date fair value estimated using the Black-Scholes option pricing model).  The stock-based compensation expense for the nine months ended March 31, 2008 has been allocated to the various categories of costs and expenses in a manner similar to the allocation of payroll expense.  Changes in the assumptions used in the option-pricing model, including the market price of the Company’s common stock, risk-free interest rates, estimated forfeitures and life of the options, may result in fluctuations in the estimated fair value and carrying value of the consideration recorded for employee stock options.

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

Item 3.  Controls and Procedures

(A) Evaluation of disclosure controls and procedures

The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of March 31, 2008.  Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded, for the reasons described below, that the Company's disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms were not effective, as of the end of such period.

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

During fiscal year 2008, the Company has been implementing the following actions to address the cost accounting weakness described above.  The Company purchased an upgrade to the ERP system and has committed to fully implement the accounting module of the software.  Training has been conducted for finance and other personnel of the Company in the use of the ERP software, and such training will continue during fiscal year 2008.  Consultants from the vendor of the software have visited the Company and provided a report recommending improvements and providing instructions for fully integrating all modules of the software which the Company is using in its plans to strengthen controls.  The Company has also hired a cost accountant experienced in a manufacturing environment similar to that of the Company.  The Company believes that it will require an additional six to nine months to implement the changes necessary to fully address the cost accounting weakness, and currently estimates the accounting module of the ERP software will be fully implemented by the end of fiscal year 2008.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended March 31, 2008, the Company issued a total of 7,603,000 shares of its restricted common stock, primarily to accredited investors in transactions exempt from registration.  These shares were issued at prices ranging from $0.07 to $0.20 per share through private placement offerings in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.  The prices per share recorded in these equity transactions approximated the quoted market price of the Company’s common stock.  The shares were issued for the following consideration: 994,000 shares for cash of $132,000; 15,000 shares in payment of accrued expenses of $2,000; 89,000 shares for services of $9,000; 3,272,000 shares in payment of interest expense of $455,000.  The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

During the nine months ended March 31, 2008, the Company issued options and warrants to purchase a total of 6,221,000 shares of common stock:  864,000 options to investors in connection with the sale of common stock of the Company with an exercise price of $0.20 per share exercisable for periods of 1 to 2 years;  5,322,000 options and warrants as a loan fee or interest expense to lenders with exercise prices of $0.16 to $0.27 per share exercisable for a period of 1 to 5 years; and 31,492,000 options to employees with exercise prices of $0.08 to $0.17 per share exercisable for a period of 5 to 7 years (granted under the Company’s employee stock option plan for which a Form S-8 registration statement has been filed).  The options and warrants issued to non-employees outside of the Company’s employee stock option plan were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

The Company is current on its obligations pertaining to the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock.  However, as more fully discussed under “Liquidity and Capital Resources” above, the Company is delinquent in making payments on notes payable to vendors and others totaling $527,000, notes payable to related parties totaling $3,019,000, and $509,000 of accrued interest payable on debt.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the six months ended March 31, 2008.

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

By: /s/ David Groen_____________
David Groen, President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)

Date: May 20, 2008