Form 10-K
period 2008-06-30
GROEN BROTHERS AVIATION INC /UT/
filed 2009-11-12
CIK 870743

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

 Commission File No. 0-18958

Groen Brothers Aviation, Inc.
(Name of registrant as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0489865 (I.R.S. Employer Identification No.)

2640 W. California Avenue
Salt Lake City, Utah  84104-4593
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (801) 973-0177

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes  No ☑

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act  ☐ Yes  No ☑

The aggregate market value of the voting and common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant's second fiscal quarter ended December 31, 2007 was $15,186,000.

The number of shares outstanding of the registrant’s no par value Common Stock as of November 5, 2009 was 171,317,499.

Documents Incorporated by Reference
None

Groen Brothers Aviation, Inc.
Annual Report on Form 10-K
Year Ended June 30, 2008

CAUTIONARY STATEMENT REGARDING THE FILING DATE OF THIS REPORT AND THE ANTICIPATED FUTURE FILINGS OF ADDITIONAL PAST-DUE REPORTS

This Annual Report on Form 10-K for the fiscal year ended June 30, 2008 is first being filed in November 2009.  The Company is in the process of preparing its Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and plans to file such report at the earliest practicable date.  Shareholders and others are cautioned that the financial statements included in this report are over one year old and are not necessarily indicative of the operating results that may be expected for the year ending June 30, 2009.

PART I

Item 1.                 Description of Business

Going Concern Qualification

The Report of Independent Registered Public Accounting Firm on our audited consolidated financial statements addresses an uncertainty about our ability to continue as a going concern, indicating that our operating losses and lack of working capital raise substantial doubt about our ability to continue as a going concern.  At June 30, 2008, we had total current liabilities of $99,872,000 and current assets of $28,000, resulting in a working capital deficiency of $99,844,000.  At June 30, 2008, we had a total stockholders’ deficit of $107,301,000.  There can be no assurance that management’s efforts to adequately capitalize the Company or attain a successful level of operations and cash flows will be successful.  In light of our current financial position and the uncertainty of raising sufficient capital to achieve our goals, the Company’s viability as a going concern is uncertain.

Reduced Level of Operations

As further discussed in this annual report, following delays in our Heliplane program for the U.S. Defense Advanced Research Projects Agency (“DARPA”), lower than anticipated results from sales of our SparrowHawk kits, and negative conditions in capital markets, we recently affected a substantial reduction in force and have significantly scaled back the level of our operations.

We have experienced a negative gross profit on sales of Sparrow Hawk kits and the number of SparrowHawk kits sold has fallen below expectations, due in part to lack of funding to finalize product development and to pay for increased sales and marketing efforts.  In these circumstances, prospects of reaching a satisfactory profit level in a deteriorating economic climate were not promising.  As importantly, we determined that the kit aircraft business, aimed at customers for their personal use, could not be readily compatible with the design, manufacture and marketing of more sophisticated aircraft required by military and commercial customers.  Therefore, in May 2008, we decided to cease production of the SparrowHawk.  We intend to sell the program to a buyer with more compatible operating conditions and strategic interests, thus allowing us to concentrate our limited financial resources on research and development of more advanced fully assembled aircraft.

We have also experienced a negative profit margin on the DARPA contract, which has reduced cash flows from operations.  Subsequent to June 30, 2008, DARPA announced the award of the Heliplane prime contractor position to the Georgia Institute of Technology (GT) for Phases IB and IIA.  Since then, we have been engaged as a GT subcontractor for rotor systems work of Phase IB.

We believe our cost-cutting measures will allow us to continue to move forward with the development of our technology on a reduced scale.  We will continue our efforts to establish joint ventures or other strategic relationships that will allow us to fund the development and commercialization of our technology; however, there can be no assurance that we will be successful in these efforts.

Although we are currently operating at a significantly reduced level, we have presented in this annual report detailed disclosure of the history of the development of our technology, opportunities for commercialization of our technology in its various forms, the regulatory environment that we operate in and other discussions of our business.

Background

Groen Brothers Aviation, Inc. (the “Company") or (“GBA”) was originally incorporated in the State of Utah on July 28, 1980 as New Wave Energy.  On October 23, 1990, the name of New Wave Energy was changed to Groen Brothers Aviation, Inc., and under this name, the Company became a fully reporting public corporation (stock symbol “GNBA”) to facilitate the raising of capital.  Hereafter, the "Company" refers to the registrant, Groen Brothers Aviation, Inc. (“GBA”) and its wholly-owned subsidiaries, Groen Brothers Aviation USA, Inc. (“GBA USA”) and, from December 2002 through November 2004, American Autogyro, Inc. (“AAI”).  Effective November 1, 2004, we merged AAI into GBA USA.  Unless otherwise stated, the financial activities described herein are those of GBA USA, which is the sole operating entity of the Company.

As further discussed in this annual report, following delays in our Heliplane program for the U.S. Defense Advanced Research Projects Agency (“DARPA”), lower than anticipated results from sales of our SparrowHawk kits, and negative conditions in capital markets, we recently effected a substantial reduction in force and have significantly scaled back the level of our operations.

The initial objective of the Company, primarily through GBA USA, was to develop and market an easy-to-fly and cost-efficient gyroplane that could compete effectively in the general aviation market.  Initially, personal funds of David and Jay Groen were used to build a proof-of-concept aircraft incorporating a design for the first collective pitch controlled semi-rigid teetering rotor system for a gyroplane.  This first prototype aircraft flew successfully in 1987, and as a result, we were able to obtain the support of private investors to begin the development of our second prototype gyroplane, the one-seat Hawk 1.  Following the successful flight of the Hawk 1 in 1992 we proceeded with the design of our third prototype, the two-seat Hawk H2X, which first flew in February 1997, incorporating a unique airfoil rotor-blade design enabling a smooth vertical takeoff at a world record-breaking density altitude for gyroplanes.

At this point, management recognized that the opportunities for gyroplanes, and for the Company, extended well beyond the original general aviation market objective, and had broad potential for commercial, governmental and military applications.  Our focus was thus reoriented to the design of a larger four-seat gyroplane, the Hawk 4, intended for Federal Aviation Administration (“FAA”) certification with a wide range of potential commercial and public use applications.  The development of the Hawk 4, the smaller two-seat SparrowHawk and our subsequent entry into the military market are reviewed in the later section, Company Products.

Gyroplane and Gyrodyne Technology

Autorotative flight was developed in 1919 by Spanish aviator, Juan de la Cierva, with the objective of eliminating the risk of stalling inherent in all fixed wing aircraft when forward speed drops below a critical speed.  De la Cierva named and trademarked his invention as the “autogiro,” which means “self turning” or “autorotation.”  The rotary wing of a gyroplane1, however, powered in flight only by the onrushing air, much like a windmill, will not stall.  A reduction in forward speed will not result in a sudden loss of lift.  As speed decreases, a gyroplane will begin to descend, right side up and controllable, as its rotating wing continues to provide lift with the upward flow of air driving the rotor.  This provides the gyroplane with an important inherent safety advantage over a conventional airplane for activities requiring low altitude and low speed operations.  In a low level surveillance role, such as law enforcement, border patrol, traffic control, etc., proper procedure for all rotorcraft is to circle in a slow orbit, something we believe the Hawk 4 Gyroplane and SparrowHawk Gyroplane can do efficiently and safely.

For such low, slow flying missions, a gyroplane has a similar safety advantage over a helicopter.  The helicopter obtains its lift from its engine-powered rotor blades pulling the air downwards, creating an upward force on the rotor, enabling the helicopter to hover.  This, however, also makes the aircraft unstable and difficult to fly since a loss of power to a helicopter rotor will cause an immediate loss of lift.  Only with sufficient forward speed or altitude will a skilled and practiced pilot have sufficient time to put a helicopter into autorotation and thus make a controlled landing while operating as a gyroplane, although without the benefit of rotor blades optimized for autorotative flight.  A helicopter is also more mechanically complex than a gyroplane, requiring additional safety-critical systems, notably a transmission between engine and main rotor, and a tail rotor with its gearbox, needed to offset the torque in the system created by the powering of the rotor in flight.  For these reasons, a gyroplane, not requiring a tail rotor or complex transmission because its rotor is not driven by its engine, is inherently safer, simpler, quieter, and easier to operate while much less expensive to maintain than a helicopter.

The one material advantage of a helicopter over a gyroplane is its ability to hover, which is necessary in some situations such as sea rescue, sling-load work, or landing in uneven terrain.  For air surveillance and point-to-point flying, the inability to hover is not a disadvantage.  Helicopters at low altitude, out of ground effect, will whenever possible avoid hovering because of the danger inherent in doing so.  When power fails in a helicopter, the pilot must convert from powered flight to autorotative flight to keep the rotor blades turning.  This is an unforgiving process, requiring a skilled, practiced, accurate, and rapid reaction by the pilot and it requires a minimum altitude and/or airspeed to be performed safely.  If a power failure occurs when a helicopter is operating with insufficient altitude or speed, specifically if operating within the “height-velocity” curve shown on graphs in the helicopter’s flight manual (informally known as the “dead man’s curve”), the pilot will not be able to avoid a crash landing.

In summary, gyroplanes in flight, being in constant autorotation, are much safer in low and slow flight than either airplanes or helicopters.  Airplanes flying low and slow risk a stall/spin crash, which cannot happen in a gyroplane, while helicopters losing power in the same conditions can face an unrecoverable condition as they lose lift.  If power fails in a gyroplane, however, the autorotation continues and the aircraft can be guided softly to the ground from virtually any altitude.

The gyrodyne is a derivative of the gyroplane that, as the name implies, has a powered rotor that enables the gyrodyne to hover and to take-off and land vertically.  Gyrodynes differ from helicopters in that their rotors are powered, not by the main engine, but by tip-jets which are normally used only for takeoff, landing, and hovering.  In forward flight the tip-jets are turned off and the aircraft operates as a gyroplane with the attendant advantages of safety, reliability, and economy.  Since the rotor is not driven mechanically by torque from the main engine located in the aircraft fuselage, a gyrodyne, like a gyroplane, does not require a tail rotor with its complexity and maintenance requirements.
_____________________
1  Gyroplane is an official term now designated by the FAA to describe an aircraft that gets its lift from rotor blades and its thrust from an engine-driven propeller either in front, the tractor configuration, or at the rear, the pusher configuration.

Interrupted History of the Gyroplane

In the 1920s and 1930s, following Spaniard Juan de la Cierva’s successful flights of  his invention, the autogiro (gyroplane),  Harold Pitcairn and his colleague Walter Kellett, under license from Cierva, designed and built a series of gyroplanes in America which eventually made vertical takeoffs and landings.  Their efforts resulted in the autogiro concept proving commercially successful in many applications during the 1930s and early 1940s.  An outstanding example was its use by the U.S. Postal Service for nearly ten years to deliver mail from the roofs of post offices.  Hundreds of flights carrying mail were performed by Kellett and Pitcairn gyroplanes flying in Camden, Philadelphia, Chicago, New Orleans, Washington, D.C., and other cities.

Funding for development of aircraft for the private market had collapsed in the years of the Great Depression and in the build up toward World War II, the main source of investment in aviation came from the U.S. military.  At the time, Igor Sikorsky, who was an important designer of transport airplanes for the government, recognized the potential of a helicopter to the military.  After licensing rotor technology from Pitcairn, he convinced the U.S. military to invest in the helicopter as the next logical step in the evolution of rotorcraft, promising more versatility for military purposes than the gyroplane.  This commitment to the helicopter effectively ended government funding for technical development of the gyroplane.

After World War II, there was a brief and modest resurgence as investors enabled three private companies to develop two-seat commercial gyroplanes that were certified by the FAA:  the Umbaugh (later the Air & Space 18A), the Avian (a Canadian design of that same period that reached FAA certification, but was never produced), and the McCulloch J-2.  In each case, as an expedient to FAA certification, the designers adapted helicopter rotors and blades and thus did not fully use the gyroplane technology created by their 1930s predecessors.  As a result, none of these civilian gyroplanes performed well and their companies failed.

More significantly, during the 1950s, Igor Bensen, who had been a principal in General Electric’s rotary wing program after World War II, developed a home-built open-frame gyroplane kit for amateurs, which he called the “gyrocopter.”  Stemming from this initiative, home-built kits, mostly seating one person, became popular with enthusiasts and more than a dozen small manufacturers have produced and sold hundreds of kits.

The technical development of the helicopter necessary to achieve the potential of hovering flight was, however, much more difficult and took far longer than the military expected.  Real utility was not fully attained until the middle of the Vietnam War and then only after billions of dollars had been spent developing turbine-powered helicopters with sufficient payload to move large numbers of troops and equipment into and out of the jungle.

Company Products

GBA Hawk 4 Gyroplane

The first pre-production piston-engine version of the four-seat Hawk 4 flew in September 1999, followed by the turbine-engine version in July 20002.  This latter aircraft, powered by a Rolls-Royce Model 250 420shp turboprop engine, was developed to become our first major production aircraft.  It incorporates rotor blades optimized for autorotative flight and our patented rotor head with infinitely variable collective pitch control.  This enables the pilot to optimize the rotor blade pitch to the existing conditions and attain a smoothly controlled ultra-short ground roll for both take-off and landing.  The turbine engine further contributes to the reliability, maintainability, payload and low operating cost characteristics of the aircraft.   Based on the superior operating performance of the aircraft with the gas turbine engine, we proceeded with our FAA certification program based on that engine for a variety of commercial uses.

We believed that the safety, reliability, maneuverability and low operating cost of the Hawk series gyroplanes would permit them to perform competitively with helicopters (and airplanes) for many missions requiring low, slow flight, particularly where the absence of a requirement for a runway for take-off or landing is a critical advantage.  Potential customers include the following:

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

We flew the Hawk 4 Gyroplane in several hundred incident-free sorties and hundreds of hours of flight time in its pre-certification flight-test program in the following two years.  While substantial progress was made in the lengthy and expensive certification process, it required significant capital and we recognized that it would continue to require significant capital to complete its design, certification, and production potential.  However, the adverse affects on the venture capital market and the September 11, 2001 terrorist attacks, severely constrained our funding capabilities, necessitating a substantial cut back in operations in October 2001.

Although we had been able subsequently to demonstrate the unique capabilities of the Hawk 4 Gyroplane through its participation in the official security arrangements for the 2002 Winter Olympics, we suspended flight testing of the Hawk 4 during the first quarter of fiscal 2003 due to lack of financial resources.  Further development toward commercial certification of the Hawk 4 was deferred pending the obtaining of the funding necessary to complete it.

We have continued to believe that there is a substantial and potentially profitable market for the Hawk 4 and its derivatives3 for commercial use in the USA and foreign countries.  We have had conversations with representatives of several countries with respect to setting up a joint venture to certificate, manufacture, and sell the Hawk series of gyroplanes.  To date, this effort has not produced results, but there continues to be significant interest from foreign entities to bring the Hawk series into production.  There can be no assurance, however, that we will ultimately succeed in attracting investment sufficient to enable a foreign joint venture.
_____________________
2 The piston-powered Hawk 4, although with space for a pilot and four passengers, was limited by payload to four occupants.  The more powerful turbine version can carry a pilot and four passengers.
3 As described later, with design and analysis tools utilized during the Heliplane program, the Hawk 4 Gyroplane has undergone a redesign study that indicates that the Company should develop a six place version of the Hawk series

The most serious interest in this project was coming from Spain with that country presenting an attractive combination of market potential, available skills and funding sources, and favorable legal and political environment.  As a result, we have been diligently seeking to set up a JV in Spain through which the Hawk series could be certified under FAA and European regulations.  The objective, in broad terms, is for GBA to provide the JV with its Hawk Gyroplane technology and oversee and participate in the certification program (on commercial terms), while the other partners, governmental and industrial, would provide funding, manufacturing, and other resources.

As early as fiscal 2004, after favorable technical recommendations from a Spanish due diligence team, we believed that such an agreement with a mid-size Spanish aerospace company as the industrial partner was close at hand.  At a late stage, however, that company decided that in the very poor economic climate in the aerospace industry at that time, it would cut back its investing in aerospace in favor of more profitable non-aerospace activities.

In fiscal 2007, however, we obtained renewed interest from the government of Aragon, an Autonomous Community within Spain, and entered into a Memorandum of Understanding with Aragon to set up a JV.  Meetings with representatives of CDTI4, the investment arm of the central Spanish government’s Ministry of Industry, Tourism and Commerce, were favorable and CDTI asked Aragon and other potential partners to enter into the formal process for funding requests.  Later in 2008, however, Aragon underwent a change in government leadership and interest in the Hawk Gyroplane project was lost.

New interest began when three other Autonomous Communities within Spain showed considerable promise, until the recession that began in 2008 severely impacted the Spanish economy, putting the project on hold.   While we can give no assurance that the JV will be established, or that if established it will be successful, we believe that at least some potential continues to exist in Spain.

SparrowHawk Gyroplane and Derivatives

While recognizing in fiscal year 2003 the infeasibility of continuing at that time with FAA certification of the Hawk 4 Gyroplane, we also noted that the general aviation kit-plane market, which does not require the costly certification process required for commercial operation of the Hawk 4, still lacked the safe, economical, easy-to-fly gyroplane that we originally intended to produce.  In the opinion of management, the kit-plane market could expand significantly as a result of our entrance into that market.  Although hundreds of kit-built small gyroplanes have been produced by a variety of manufacturers over many years, for the most part, we believed these gyroplanes did not incorporate a full understanding of gyroplane dynamics and that this contributed to the fact that fatality statistics of kit gyroplanes did not reflect the inherent safety of the gyroplane.  Because we recognized our important vested interest in the reputation for safety of gyroplanes in general, management believed that both to protect the reputation of the gyroplane and to take full advantage of an underserved market, we should enter this market.

To take advantage of these opportunities through utilization of our knowledge of gyroplane dynamics and aerodynamics built up over the years, we established American Autogyro, Inc. (“AAI”) in December 2002.   AAI started with the design and manufacture of a modification kit to enhance flight stability for another manufacturer’s home-built gyroplane and initiated delivery of such a kit in April 2003.  We reported our first revenues in the fiscal year ended June 30, 2003, largely from AAI flight training and the sales of these modification kits.  However, effective November 1, 2004, to reduce administrative expense we merged AAI into GBA USA and GBA USA took over the manufacturing, sales and marketing, and customer support functions of the SparrowHawk.
_____________________
4 Center for Development of Technology for Industry

We began deliveries of SparrowHawk kits during the third quarter of our fiscal year ended June 30, 2004, recording initial revenues from this aircraft in the fourth quarter of fiscal year 2004.  During the years ended June 30, 2008 and 2007, we reported revenues from the sale of SparrowHawk kits and parts of $720,000 and $562,000.  Additional revenues were also received from the sale of modification kits, flight training and from contract manufacturing; however, these revenue sources have not been significant to the Company.

In December 2005, we announced the introduction of our improved SparrowHawk model, the SparrowHawk II.  SparrowHawk II offered added comfort and robustness and reduced the time and effort needed by the customer to build the aircraft.  We continued to design improvements for the SparrowHawk II during fiscal year 2007, and in fiscal year 2008 introduced a new version called the SparrowHawk III Quick Build.  As the name implies, the primary objective for the “Quick Build” is a significant further reduction of time and effort on the part of the purchaser in building the aircraft while maintaining conformity with FAA regulations.  Careful attention has been paid to existing customer input and to the needs of potential customers.  Through a thorough assessment of the build process and changes in the design manufacture and product delivery, the time to assemble the kit by a typical purchaser is expected to be in the order of 300 hours, cutting build time in half.  Deliveries of the Quick Build kit began in October 2007.

While the SparrowHawk had become dominant in its category and we had achieved our objective of creating an understanding within the gyroplane kit industry of the critical safety factor that had previously led to accidents, the kit program continued to be a financial drain on the Company.  We have experienced a negative gross profit on sales of Sparrow Hawk kits and the number of SparrowHawk kits sold has fallen below expectations, due in part to lack of funding to finalize product development and to pay for increased sales and marketing efforts.  In these circumstances, prospects of reaching a satisfactory profit level in a deteriorating economic climate were not promising.  As importantly, we determined that the kit aircraft business, aimed at customers for their personal use could not be readily compatible with the design, manufacture and marketing of more sophisticated aircraft required by military and commercial customers.  Therefore, in May 2008, the Board decided to cease production of the SparrowHawk and to seek to sell the program to a buyer with more compatible operating conditions and strategic interests, thus allowing the Company to concentrate its limited financial resources on research and development of more advanced fully assembled aircraft.

During fiscal year 2005, the FAA announced the establishment of a new category of aircraft, called Light Sport Aircraft (LSA), which permits manufacturers to produce and sell small, non-complex, fully assembled aircraft without the necessity of fulfilling the requirements for an FAA “Type-Certificate.”  While helicopters have been excluded from the LSA category as being too complex, gyroplanes are included, initially in a sub-category defined as Experimental Light Sport Aircraft (E-LSA).  We have petitioned the FAA for a “deviation” from the regulation that would permit us to produce and sell complete aircraft that meet the LSA standards, with the expectation that the experience gained and demonstrated will justify full LSA authorization for gyroplanes.  The Experimental Aircraft Association (EAA) filed with the FAA a “letter in support” of our petition for deviation, but as of the date of this report,  the FAA had not taken any action.

Management believes a large market is likely to arise within the United States for fully assembled LSA gyroplanes if the FAA eventually approves their operation.  We believe that our technology would be well suited to this market and be capable of conforming to the anticipated new regulations.  We have therefore initiated the design of a new light gyroplane, called the SportHawk for private flying that would meet those LSA regulations and a sister aircraft called the ShadowHawk as a patrol aircraft, principally for public agencies.  We believe that the production of complete aircraft, such as the SportHawk and ShadowHawk rather than the SparrowHawk in kit form, will enable us to maintain quality control over the finished product, eliminate the delay between delivery and in-service dates, and overall enable the product and Company to be more effectively branded.

As previously noted, we identified an important untapped potential market for the Hawk Gyroplane series as a patrol and surveillance aircraft, both in the United States and overseas.  We also recognized that both the fully assembled SparrowHawk and the ShadowHawk as smaller professionally designed aircraft with low purchase and operating costs that can operate “off airport” and are easy to maintain and fly, would have important applications for patrol surveillance.  Under so-called “Public Use,” such applications do not require commercial certification when operated by Federal, state and local agencies across the nation, particularly Homeland Defense.  This is particularly the case in parts of the world where skilled helicopter pilots and maintenance personnel are not readily available.  For this reason, we believe the SparrowHawk or its derivatives sold as a fully assembled aircraft could be expected to be popular with law enforcement agencies around the world.

Our discussions with the Office of Domestic Preparedness (“ODP”) on gyroplane usage have emphasized the merits of the SparrowHawk as a readily available, ultra-low cost air surveillance vehicle.  Similarly, discussions have been held with the Department of Defense (“DOD”) for the use of gyroplanes for mine and bomb detection to counter those threats in Iraq and Afghanistan, emphasizing again its low cost and early availability in relation to other solutions.

We have held meetings with several agencies in China in relation to the use of the SparrowHawk in China, and subsequent to the end of fiscal year 2008, entered into a non-binding Memorandum of Understanding (MOU) with a Chinese Company with the objective of setting up a joint venture (“JV”) in China to produce fully-assembled Light Gyroplanes, focused on production of SparrowHawks, initially for power line patrol.  We have had subsequent negotiations related to this MOU and have agreed on non-binding “Terms and Conditions” for the setting up of the JV.  Preparations are continuing at the date of this report for the finalization of the JV agreement.  We can give no assurance that the parties will reach a final agreement to establish the JV.

While offering our SparrowHawk gyroplane kits, we built a dealer network in the United States and internationally.  In the event that we successfully establish a JV for the production of fully assembled SparrowHawks that met the anticipated FAA LSA regulations, this dealer network may become the means of marketing and selling LSA SparrowHawks.

Unmanned Gyroplane Contract

The relative mechanical simplicity and aerodynamic stability of the gyroplane and gyrodyne in comparison to a helicopter or other vertical lift aircraft allows both aircraft to be potential candidates for unmanned as well as manned applications.  We have been approached separately by two aerospace companies with proposals to assist them in the design of unmanned gyroplanes for two different US military applications.

We have been engaged as a subcontractor to one of these companies for a project called PAS (Precision Airdrop System) that is projected to produce an unmanned gyroplane rotorcraft for military supply missions, missions now served with much less accuracy by parachutes.  We have been engaged by this major aerospace company to design, and ultimately manufacture, the rotor system and fuselage using their guidance system.  A large-scale model designed and built by us was successfully flown on a military test range in July of 2007, demonstrating the effectiveness of this technology.  It is hoped that the project will eventually proceed to full-scale demonstrator development.  If successful, it is possible that we could receive a significant order for full-scale production for these aircraft, though no guarantees can be given that such will happen.

The DARPA “Heliplane” Gyrodyne Contract

We also believed that the knowledge and experience that we had gained from our work with the Hawk 4 had made us an authority on gyroplane technology and that in the post 9/11 defense environment this technology had substantial military potential.  It could serve in a wide variety of roles ranging from gyroplanes as unmanned air vehicles (“UAV”s) and to gyrodynes as heavy lift Vertical Take-off and Landing (“VTOL”) transports and as high speed rotorcraft.  Additionally, the technology could be further developed to enable the design of runway independent commercial aircraft.

Our technology is fully scalable and readily adaptable to the gyroplane’s derivative form, the gyrodyne.  As detailed earlier, the gyrodyne is a rotary wing aircraft that uses rotor blade “tip-jets” for short duration power permitting pure vertical takeoff and landing, and providing the capability to hover like a helicopter.  During the en-route portion of the flight the tip-jets are turned off and the gyrodyne flies as a gyroplane in autorotation.  Such an aircraft is capable of both lifting substantial payloads in gyrodyne mode and covering substantial range as a gyroplane.  The British Fairey Rotodyne aircraft demonstrated the technical validity of this concept in the 1960's.  With the application of modern technology developed by us, the concept is ready to be turned into a highly utilitarian aircraft platform, with many diverse applications.

In recognition of these capabilities, we have been assessing military applications of our gyrodyne technology to conceptual designs for a vertical takeoff aircraft with payload and range capabilities that no aerospace manufacturer has been able to offer and that would contribute to the military and security needs of the United States Government.  As a consequence, we have been able to respond to requests for proposals from government agencies and military commands.  These submissions have ranged from small UAV gyroplanes to large vertical takeoff and landing (“VTOL”) freighters.  Applications have also been made in partnership with either a major aerospace company or an academic institution with preeminent aerospace credentials.

Starting in fiscal 2003, we made presentations of our views on the potential of our technology, to DARPA and to other military agencies and also to public aerospace companies.  DARPA is the central research and development organization for the US Department of Defense (DoD).  It manages and directs select basic and applied research for DoD, emphasizing technology development projects where payoff is high and where success may provide dramatic advances in the capabilities of this country’s combat forces.

Emerging from these efforts, on November 7, 2005, we announced that DARPA had selected a Company-led team to design a proof of concept high-speed, long range, VTOL aircraft.  This modern rotorcraft, named the “Heliplane” by DARPA, is intended as a demonstrator aircraft for potential use in combat search and rescue roles and is designed to fly at a forward speed of 400 mph which is a speed twice as fast as is typical for helicopters, with a 1,150 mile range, essentially offering the VTOL capability of a helicopter with the fast forward flight capability of an airplane with the safety, simplicity and reliability of a GBA gyroplane and is designed to exploit our gyrodyne technology.

Phase One of this potential multi-year $55 million four-phase Heliplane program began with a 15-month $6.4 million award to develop the preliminary design and perform key technology demonstrations.  On September 19, 2007, the DARPA contract was modified, increasing the contract award from $6.4 million to $10.4 million, and extending the term of Phase One from 15 to 23 months.  Substantial portions of Phase One payments are paid by us to subcontractors and consultants hired by us.  Payments under this contract are conditional upon our attaining several milestone objectives during the course of Phase One of the contract.

We completed Phase One of the four phase program with a preliminary design review (PDR) in November of 2007.  In January of 2009, DARPA funded a six month Heliplane Phase 1B effort to design and evaluate a modification to the Heliplane’s rotor-blade tip-jets to reduce its sound signature.  For Phase 1B, DARPA chose, at our recommendation, Georgia Tech to lead the program as prime contractor with the Company as the primary subcontractor for the critical rotor system.  We made this recommendation because of our inability to fund the cash flow shortfall while waiting to be paid for work completed.  Phase 1B had been completed as of the date of this report, and we do not know whether Phase 2 will be awarded.

During the fiscal years ended June 30, 2008 and 2007, we reported revenues from the DARPA contract of $5,070,000 and $2,440,000, respectively.

Future Company Gyrodyne Aircraft

The Heliplane gyrodyne represents the possible model for the next generation rotor wing aircraft, meeting economy and performance goals not considered achievable by any other type of VTOL aircraft.  As our gyrodyne technology is scalable to much larger aircraft, it has potential applications for both heavy lift, high speed VTOL military aircraft and for runway independent commercial airliners.  We have been actively engaged in discussions with government agencies and potential aerospace strategic partners in this country with respect to military and commercial gyrodyne and gyroplane applications, and in Europe, India, and China with respect to commercial gyroplane applications.

The gyrodyne technology developed for the Heliplane also has direct application to the design of short-range vertical take-off and landing (“VTOL”) commercial airliners that are runway independent.  Growth in the economy can produce heavy demand for aircraft that do not require the use of increasingly congested runways and are not limited by air traffic control constraints, and we anticipate an opportunity to develop such an aircraft.  By using the airframe of an existing type-certificated production airplane and adding our rotor system, gyrodyne airliners can be delivered for substantially less investment and in less time than would normally be required to bring a new airliner to market.  Our longer-range plans have identified opportunities for large (18-60 seat) gyrodynes to provide commercial passenger service in short and medium-range markets.

We believe the proposals that we have presented, or participated in presenting, have been well received and helped generate credibility for the value of our technology among key segments of the aerospace industry.  We will continue to seek opportunities to obtain government research and development contracts for use of our technology in both military and civilian agency fields where we believe that it can offer meaningful advantages in performance or cost over competing technologies.  Management believes that it is in the national interest that our unique gyroplane technology is developed.

Distribution and Marketing

It had been our plan to market the Hawk 4 through a dealer network, both in the United States and the rest of the world.  A GBA Authorized Dealer network with 14 United States dealers, 3 International dealers and over 60 national sales representatives was established and these dealers placed firm orders with deposits for 145 Hawk 4 gyroplanes.  As of June 30, 2008, dealer deposits totaled $2,105,000, which amount has been reported as a long-term liability in the accompanying consolidated financial statements.  The deposit provides a delivery sequence number and represents a percentage of the total estimated purchase price.  We have also issued common stock to dealers as partial consideration for the delay in the certification of the Hawk 4 Gyroplane.  These costs have been charged to interest expense as incurred.  The dealers have been given the opportunity to convert a portion of their deposits into shares of the Company’s restricted common stock.  As stockholders of the Company, the dealers are considered related parties.  In the event of a successful establishment of a joint venture for the Hawk 4, the distribution rights of the dealers for commercial sales may be transferred from GBA to the JV.  Public use and military sales of the Hawk 4 will be made directly by us or by our prospective JV.

In recognition that many of the opportunities for use of our gyroplane products lay in Asia, in fiscal 2005 we hired Mr. Jason Chen, as Vice President of Business Development in Asia, who now acts as a consultant leading our efforts in that continent.  As a result of the hiring of Mr. Chen, executive officers and employees of the Company met in China with government officials and aerospace executives on several occasions.  In these meetings, Company representatives made presentations covering the application of our gyroplane and gyrodyne technologies to China’s commercial needs.  The presentations were well received and resulted in us being invited back to China to discuss specific proposals for joint ventures or cooperation.  Mr. Chen introduced us to a potential Light Gyroplane JV partner and continues to actively participate in progressing that objective.

We believe that Asia represents a potentially very large market for our products, from the SparrowHawk size gyroplanes, to the Hawk 4 gyroplane and its variants, to the varying sizes of tip-jet powered gyrodynes in commuter airline and transport category aircraft.  In addition, we believe that these types of safe, economical, high performance Ultra-Short and Vertical Takeoff and Landing (USTOL and VTOL) aircraft can be very important in helping solve the transportation needs of the burgeoning economies of China, India, Korea and other Asian nations.

All our government marketing and therefore our responses to requests for proposals to participate in research and development programs suited to our technology have been directed exclusively to the United States Government.

Government Regulation

The nature of aviation products has resulted in their manufacture being regulated by governments for public safety, national defense, and economic and/or political purposes.  Such regulations vary widely by country, by product type and by usage.  Our products and intended products are principally impacted by United States laws and regulations, but also by requirements in our export markets.  As our products can be used for private, commercial, public agency or military purposes, their sale and operation are governed by regulations appropriate to each category.  Developmental flight testing of our aircraft is carried out under exemption rules covering experimental aircraft.  The following section reviews the principal regulations applicable to each category of our activities in the United States.

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

GBA SparrowHawk Gyroplanes

Homebuilt Kit Aircraft:  While it might be possible to design and manufacture a gyroplane in the size and performance class of the SparrowHawk to meet the FAA FAR Parts 21 and 27 regulations that the Hawk 4 is designed to meet, we have not chosen to do this.  Our entry to the SparrowHawk market has been through the alternative path of producing homebuilt aircraft kits for which there is an established market.  Homebuilt aircraft kits are permitted by the FAA under its FAR Part 21 regulations governing the certification and operation of amateur-built aircraft.  Such kits, however, require that the majority portion of the kit be built by an amateur (the “51% rule”), limiting the manufacturer’s portion to 49%.

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

Public Use Aircraft: We plan to offer SparrowHawk aircraft fully built to US government agencies for Public Use, for which the regulations and limitations are covered by the same regulation, Public Law 103-411, that governs Public use for the Hawk 4, as described above.

Research and Development Aircraft Flown under Government Contract

Any aircraft developed and flown under government contracts that we may be granted, such as the DARPA Heliplane contract, will be tested and flown under FAA regulations governing experimental aircraft.

Competition

To our knowledge, no other gyroplane is being prepared for commercial FAA certification, nor are any certified commercial gyroplanes currently being manufactured.  The sole company known to be developing modern gyroplane technology is CarterCopter, LLC (“Carter”).  Carter, like the Company, has identified the potential for a safe and efficient gyroplane that can operate without the need for a runway.  Carter has, however, approached the market from a very different perspective than the Company.  Carter has stated that its business strategy is to be a technology development company, not a manufacturer, and therefore, for these reasons we do not believe the CarterCopter represents any direct competition to the derivatives of the Hawk 4.

Competition for the Hawk 4 lies largely in the helicopter segment, although the aircraft is competitive with airplanes for certain missions and is expected to obtain part of its market from fixed–wing markets.  Its principal competitors are therefore comparably-sized turbine-powered helicopters, with similar speed, payload and range capabilities, notably the Schweizer 333, the Enstrom 480, the Bell 206BIII and the MD 500E.  We believe that the much lower maintenance cost, greater daily utilization capability and inherent safety will enable the Hawk 4 derivatives to compete effectively against these aircraft as well as the lower cost, but lower-performing piston-powered Robinson R44.

With our exit from the kit-built market, we no longer regard kit manufacturers as competitors.   Two new fully-built gyroplanes have recently entered the E-LSA market, the Xenon from France and the Sportcopter from Oregon and will be future competition for our SportHawk when it enters the market.

As our gyrodyne technology is principally directed towards missions that require either VTOL or near VTOL capability, our most significant competition comes from helicopters or hybrid aircraft that combine both helicopter and airplane characteristics.  For high speed and heavy lift applications, both civil and military, these include tiltrotors in both two and four rotor configurations, proposed by Bell and Boeing, compound tandem helicopters with augmented lift from small wings and augmented thrust from external jet engines, proposed by Boeing and coaxial twin rotor helicopters proposed by Sikorsky.  We believe that inherent advantages in its technology allow us to compete effectively with these approaches.

Patents

We presently own several patents that relate to collective pitch and flight controls.  We believe the important element of these patents is collective pitch control on a semi-rigid, teetering rotor head for gyroplanes.  We believe this application is differentiated from similar sounding claims for helicopters, as this concept has never before been applied to gyroplanes.  The patent claims are written very broadly, which we believe makes it difficult to design around them.  Our patent opportunity existed because of a fifty-year hiatus in development in gyroplane technology.

Royalty Commitments

Royalty payments of 1% of the gross sales price of gyroplanes are to be paid in total to the Company’s founders, David Groen and the estate of the late Jay Groen.  Through June 30, 2008, royalties payable totaled $16,000 to each of these parties.

We have royalty agreements with two holders of notes payable totaling $300,000 which entitle the note holders to receive royalties on the sales by the Company of certain gyroplanes other than the SparrowHawk gyroplane.  The royalties are calculated on each aircraft sold, and are limited to a combined maximum total of $1.3 million.

We have a royalty agreement with an investor entitling the investor to receive royalties equal to $2,500 for each Hawk 4 Gyroplane sold, limited to a maximum total of $125,000.

Research and Development Expenditures

Total research and development expenditures incurred by us for the years ended June 30, 2008 and June 30, 2007 were $1,500,000 and $1,555,000, respectively.

Employees

We currently have 7 full time employees, and utilize part-time employees and outside consultants on an as needed basis.  Our employees are not represented by any labor union, and we believe our relations with employees are good.

Item 1A.              Risk Factors

Our future operating results are highly uncertain.  Before deciding to invest in Groen Brothers Aviation Corporation or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this annual report on Form 10-K.  If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed.  In that event, the market price for our common stock could decline and you may lose all or part of your investment.  Although the Company has attempted to list the factors of which it is currently aware that may have an impact on its operations, there may be other factors of which the Company is currently unaware or to which it does not assign sufficient significance, and the following list should not be considered comprehensive.

The Report of Independent Registered Public Accounting Firm on our consolidated financial statements addresses an uncertainty about our ability to continue as a going concern.

The Report of Independent Registered Public Accounting Firm on our audited consolidated financial statements addresses an uncertainty about our ability to continue as a going concern, indicating that our operating losses and lack of working capital raise substantial doubt about our ability to continue as a going concern.  At June 30, 2008, we had total current liabilities of $99,872,000 and current assets of $28,000, resulting in a working capital deficiency of $99,844,000.  At June 30, 2008, we had a total stockholders’ deficit of $107,301,000.  There can be no assurance that management’s efforts to adequately capitalize the Company or attain a successful level of operations and cash flows will be successful.  In light of our current financial position and the uncertainty of raising sufficient capital to achieve our goals, the Company’s viability as a going concern is uncertain.

We have a history of operating losses and there can be no assurance that we will be able to operate at a profit in the future.

We have incurred operating losses from our inception, and had an accumulated deficit of $141,761,000 at June 30, 2008.  We incurred a net loss of $19,837,000 for the year ended June 30, 2008 and a net loss of $25,417,000 for the year ended June 30, 2007.  We recently ceased production of the SparrowHawk, and our level of involvement in the DARPA contract has been reduced.  There can be no assurance that we will be able to operate at a profit in the future.  If we cannot generate sufficient revenues to operate profitably and to meet our debt obligations, we may suspend or cease operations.

We will require additional funds to continue our business plan.

At June 30, 2008, we had a working capital deficiency of $99,844,000 and a stockholders’ deficit of $107,301,000.  We incurred a net loss of $19,837,000 and used cash of $3,066,000 in our operations during the year ended June 30, 2008.  We do not currently have adequate funds to meet our obligations for the next twelve months and we are dependent on the receipt of additional debt or equity capital to fund our operations until such time as our revenues exceed our expenses and we begin to operate at a profit, if ever.  We currently have an agreement of the Series B Holders to provide us with monthly funding to meet minimum operating needs through November 9, 2009.  However, we will need additional debt or equity funding to meet our other obligations, many of which are past due.  There can be no assurance that the Series B Holders will further extend the funding agreement beyond the current November 9, 2009 due date.  We anticipate that we will have difficulty in obtaining other financing given the current economic climate and, if we are able to obtain equity financing, it will likely result in significant additional dilution to the interests of our current stockholders.

We have a significant amount of debt that is past due.

Current liabilities at June 30, 2008 included $17,483,000 notes payable to related parties, including $6,733,000 that is in default.  In addition, we are delinquent in making payments of accrued interest payable of $2,282,000 on this related party debt at June 30, 2008.  Most of these related party notes payable are held by long-time shareholders and lenders of the Company and are payable on demand or are short-term in nature.  There is no assurance that these related party lenders will not demand payment of this short-term indebtedness in the near future.

Also included in current liabilities at June 30, 2008 are notes payable to unrelated parties of $564,000, substantially all of which is in default.  In addition, we are delinquent in making payments of accrued interest payable of $509,000 on this debt at June 30, 2008.  We continue to make some payments on this indebtedness and continue discussions with many of these vendors and lenders, and have, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.  There is no assurance that these vendors and lenders will continue to forebear from collection or legal action.

Substantially all of our assets, including our intellectual property, have been pledged as collateral for our debt.

With the extension of the due dates of the remaining Series B Preferred Stock and the Note Purchase Agreement, substantially all of our assets, including our intellectual property, have been pledged as collateral for our debt.

Our business is subject to significant government regulation that will increase our operating costs.

The nature of aviation products has resulted in their manufacture being regulated by governments for public safety, national defense, and economic and/or political purposes.  Such regulations vary widely by country, by product type and by usage.  Our products and intended products are principally impacted by United States laws and regulations, but also by requirements in our export markets.  As our products can be used for private, commercial, public agency or military purposes, their sale and operation are governed by regulations appropriate to each category.  Developmental flight testing of our aircraft is carried out under exemption rules covering experimental aircraft.  The failure to comply with government regulation could adversely affect our operations.

Difficulties or delays in the development, production, testing and marketing of products could have a materially adverse effect on our business.

Difficulties or delays in the development, production, testing and marketing of products, could have a materially adverse effect. Our business is subject, in part, to regulatory procedures and administration enacted by and/or administered by the FAA.  Accordingly, our business may be adversely affected in the event we are unable to comply with such regulations relative to our current products and/or if any new products and/or services to be offered by us can or may not be formally approved by such agency.

Our potential international sales may be subject to local government laws, regulations and procurement policies and practices which may differ from U.S. Government regulations.

Our potential international sales may be subject to local government laws, regulations and procurement policies and practices which may differ from U.S. Government regulation, including regulations related to products being installed on aircraft, exchange controls, as well to varying currency, geo-political and economic risks.  We also are exposed to risks associated with any relationships with foreign representatives, consultants, partners and suppliers for international sales and operations.

As a contractor to the U.S. government, we are subject to extensive government regulation, and our failure to comply with applicable regulations could subject us to penalties that may restrict our ability to conduct our business.

As a contractor to the U.S. government, we are subject to and must comply with various government regulations that impact our revenue, operating costs, profit margins and the internal organization and operation of our business.  Also, we need special security clearances and regulatory approvals to continue working on certain of our projects with the U.S. government.  Classified programs generally will require that we comply with various executive orders, federal laws and regulations and customer security requirements that may include restrictions on how we develop, store, protect and share information, and may require our employees to obtain government security clearances. Our failure to comply with applicable regulations, rules and approvals or misconduct by any of our employees could result in the imposition of fines and penalties, the loss of security clearances, the loss of our government contracts or our suspension or debarment from contracting with the U.S. government generally, any of which would harm our business, financial condition and results of operations.

We depend on our officers and the loss of their services would have an adverse effect on our business.

We are dependent on our officers, particularly David Groen, our president and chief executive officer, to operate our business and the loss of such persons would have an adverse impact on our operations. We do not have employment agreements with our officers and we do not carry key man life insurance on their lives.

We will be required to establish and maintain acceptable internal controls related to financial reporting which will be difficult, time consuming and expensive

As a public reporting company, our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Such controls will be reviewed by our independent registered public accounting firm in connection with the annual audit of our financial statements and in the future such firm may be required to provide a report with respect to our internal control over financial reporting. Since we do not currently have full time employees with the requisite accounting expertise or experience or an internal audit or accounting group, we will need to rely on consultants and other outside experts to assist us in establishing and maintaining internal control over financial reporting which is anticipated to be expensive.  Since we are currently operating at a loss, there is no assurance that we will be able to pay the costs of establishing such controls or that we will be able to establish controls that are free from material weaknesses.

We have only two directors and they are not independent directors, which means our board of directors may be influenced by the concerns, issues or objectives of management to a greater extent than would occur with a number of independent directors.

We have only two directors and they are not independent directors.  As a result, our board of directors may be influenced by the concerns, issues or objectives of management to a greater extent than would occur with independent board members. In addition, we do not have the benefit of having persons independent of management review, comment and direct our corporate strategies and objectives and oversee our reporting processes, our disclosure controls and procedures and our internal control over financial reporting.

We do not anticipate paying dividends on our common stock in the foreseeable future.

We have never paid dividends on our common stock.  The payment of dividends, if any, on the common stock in the future is at the discretion of the board of directors and will depend upon our earnings, if any, capital requirements, financial condition, existing financing agreements, and other relevant factors. The board of directors does not intend to declare any dividends on our common stock in the foreseeable future.

We have the ability to issue additional shares of common stock and to issue shares of preferred stock without stockholder approval.

The Company is authorized to issue up to 500,000,000 shares of common stock. To the extent of such authorization, the officers of the Company have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as they believe to be sufficient.  The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of our current stockholders.  The Company is also authorized to issue up to 50,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the board of directors.  To the extent of any authorizations, such designations may be made without stockholder approval.  The designation and issuance of a series of preferred stock in the future could create additional securities which may have voting, dividend, liquidation preferences or other rights that are superior to those of the common stock, which could effectively deter any takeover attempt of the Company.

The holders of our Series A Convertible Preferred Stock have a significant number of votes on all matters submitted to our stockholders for a vote.

David Groen, President and Chief Executive Officer, owns 1,025,000 shares of the Company’s Series A Convertible Preferred Stock, and Robin Wilson, Executive Vice President and Chief Operating Officer, Dennis Gauger, former officer and director, and Margaret Groen, the surviving spouse of the late Jay Groen, each owns 125,000 shares of the Company’s Series A Convertible Preferred Stock, combined representing 100% of the outstanding shares of that series of preferred stock.  Each share of the Series A Convertible Preferred Stock entitles the holder to cast one hundred (100) votes, or a total of 140,000,000 votes on all matters submitted to the stockholders for a vote, voting together with the holders of the common stock of the Company as a single class.  As such, the holders of the Company’s Series A Convertible Preferred Stock currently hold approximately 59% of the Company’s total voting power and are able to control the outcome of any matter submitted to the Company’s stockholders for their consideration.

The market price of our common stock is volatile.

The market price of our common stock has fluctuated widely, and in the future may be subject to similar fluctuations in response to ongoing variations in the future prospects of the Company and other events or factors, some of which are beyond our control.

Our common stock historically has been thinly traded.

Our common stock historically has been thinly traded.  Therefore, our shareholders may not be able to sell their shares freely.  The volume of trading in our common stock historically has been low and a limited market presently exists for our common shares.  We cannot be assured that our trading volume will increase, or that our historically light trading volume or any trading volume whatsoever will be sustained in the future.  Therefore, we cannot be assured that our shareholders will be able to sell their shares of our common stock at the time or at the price that they desire, of at all.

Our stock is a penny stock and is subject to special regulations which may make it more difficult for investors to liquidate their investment.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.  Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment in our common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to: (i) deliver to the customer, and obtain a written receipt for a disclosure document; (ii) disclose certain price information about the stock; (iii) disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer; (iv) send monthly statements to customers with market and price information about the penny stock; and (v) in some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.  As a result, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

We currently have a significant number of options, warrants and convertible debt outstanding, the exercise of which may adversely affect our stock price and dilute our stockholders’ ownership percentage.

Options and warrants to purchase 87,160,372 shares of our common stock at exercise prices ranging from $0.15 to $1.10 were outstanding at June 30, 2008.  In addition, certain notes payable, long-term debt and related accrued interest payable were convertible into a total of 56,270,363 shares of our common stock at June 30, 2008, with conversion prices ranging from $0.20 to $1.25.  The exercise of these options and warrants or the conversion of the convertible debt would result in a significant increase in the number of our common shares outstanding, which may adversely affect our stock price and dilute our stockholders’ ownership percentage.

Item 1B.              Unresolved Staff Comments

Not applicable.

Item 2.                 Properties

We lease our development/manufacturing facility located at 2640 W. California Avenue, Salt Lake City, Utah from an unrelated party for approximately $20,800 per month.  This property consists of approximately 25,000 square feet, houses our headquarters and our administrative offices, and within this facility we conduct research and development and government contract activities.  This lease extends through September 2010.

Subsequent to the end of the fiscal year, in July 2008 the Company terminated its lease for its operating hangar at Buckeye Airport, Arizona, vacating those premises and ceasing operations at the airport.  We have, however, retained on a month-to-month basis a small hangar for storage purposes at a monthly rental of approximately $850 per month.

We consider the condition of our leased facility to be good and adequate for the current level of our operations.

Item 3.                 Legal Proceedings

We are not involved in any legal proceedings and, to the best of our knowledge, no legal proceedings against the Company have been threatened.  We are subject to the potential of various claims and legal actions arising in the ordinary course of business, including certain matters relating to past due amounts to creditors.  The past due amounts are recorded as liabilities in our consolidated financial statements, and management believes that the amount, if any, that may result from other claims will not have a material adverse effect on our consolidated financial statements.

Item 4.                 Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

PART II

Item 5:                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information.

Our common stock traded under the symbol GNBA.OB on the OTC Bulletin Board until approximately October 7, 2008.  Our common stock was removed from the OTC Bulletin Board effective as of October 7, 2008, due to our failure to timely file SEC reports, including this report on Form 10-K.  Since October 7, 2008, our common stock has quoted on the National Quotation Bureau’s Pink Sheets under the symbol “GNBA.PK”   As of November 5, 2009, the high bid and low asked quotation for our common stock on the Pink Sheets was $0.0145  bid and $0.015 asked, respectively.

The following table sets forth the high and low bid quotations for our common stock for the two fiscal years ended June 30, 2008 and 2007 as provided by the OTC Bulletin Board.  The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

		Closing Prices

Fiscal Year Ended June 30:		High	Low

2008	First Quarter	$0.17	$0.13
	Second Quarter	$0.14	$0.10
	Third Quarter	$0.13	$0.06
	Fourth Quarter	$0.09	$0.04

2007	First Quarter	$0.18	$0.14
	Second Quarter	$0.24	$0.14
	Third Quarter	$0.26	$0.16
	Fourth Quarter	$0.18	$0.14

As reflected by the high and low prices on the foregoing table, the trading price of the common stock of the Company can be volatile with dramatic changes over short periods.  The trading price may reflect imbalances in the supply and demand for our shares, market reaction to perceived changes in the industry in which we sell products and services, general economic conditions, and other factors.  Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to us and our activities.

(b) Number of equity security holders.

The number of record holders of our common stock as of November 5, 2009 was approximately 1,600.  This number counts each broker dealer and clearing corporation who holds shares for its customers as a single holder.

(c) Dividends.

We did not declare or pay any cash dividends on our common stock during the past two fiscal years and we do not intend to declare any dividends in the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans.

The Company’s Amended and Restated 2000 Stock Option Plan (the “Plan”) has been approved by our shareholders.  Under the Plan, a maximum of 60,000,000 common shares are available for granting of options to purchase common stock.  We may issue both non-qualifying stock options and qualifying incentive stock options.  We have also issued stock options and warrants outside the Plan which have been approved by our Board of Directors and which have been issued under no specific plan approved by our shareholders.  The following table presents information concerning outstanding stock options and warrants issued by us as of June 30, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted-Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	46,674,340	$0.31	13,325,660
Equity compensation plans not approved by security holders	27,210,932	$0.21	n/a
Total	73,885,272		13,325,660

See also the Notes to Consolidated Financial Statements for further information regarding the Plan and stock options and warrants issued by the Company.

(e) Recent sales of unregistered securities.

During the three months ended June 30, 2008, we issued a total of 9,283,413 shares of our restricted common stock, at a prices ranging from $0.04 to $0.10 per share, through private placement offerings in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.  The prices per share recorded in these equity transactions approximated the quoted market price of our common stock.  The shares were issued for the following consideration: 1,359,375 shares for cash of $127,000; 1,030,697 shares in payment of interest expense of $97,000; 2,072,560 shares in payment of accrued expenses of $135,000; 5,402,271 shares in payment of debt of $364,000; and 3,059,760 shares in payment of our matching contribution to our 401(k) plan of $306,000.  We did not use underwriters in the sale or placement of these unregistered shares of common stock.

During the three months ended June 30, 2008, we also issued a total of 5,696,226 stock options not covered by our Registration Statement on Form S-8, to investors in connection with the sale of our common stock or lending activities with an exercise prices ranging from $0.07 to $0.20 per share exercisable for periods of 1 to 2 years in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended.

(f) Purchases of equity securities by the registrant and affiliated purchasers.

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the last three months of the year ended June 30, 2008.

Item 6.                 Selected Financial Data

Because the Company is a Smaller Reporting Company, it is not required to respond to this Item.

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

We are engaged in the business of designing and developing new technology gyroplane and gyrodyne rotor-wing aircraft for military and commercial uses.  Following the delays in our Heliplane program for DARPA, lower than anticipated results from sales of SparrowHawk kits, and negative conditions in capital markets, we recently undertook cost-cutting measures that we hope will allow us to continue to develop our technology on a reduced scale.  We recently affected a substantial reduction in force and have reduced other operating expenditures as well.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Because of recurring operating losses, the excess of current liabilities over current assets, the stockholders’ deficit, and negative cash flows from operations, there is substantial doubt about our ability to continue as a going concern.

At June 30, 2008, we had total current liabilities of $99,872,000 and current assets of $28,000, resulting in a working capital deficiency of $99,844,000.  At June 30, 2008, we had a total stockholders’ deficit of $107,301,000.

We have experienced a negative gross profit on sales of Sparrow Hawk kits and the number of SparrowHawk kits sold has fallen below expectations, due in part to lack of funding to finalize product development and to pay for increased sales and marketing efforts.  In these circumstances, prospects of reaching a satisfactory profit level in a deteriorating economic climate were not promising.  As importantly, we determined that the kit aircraft business, aimed at customers for their personal use, could not be readily compatible with the design, manufacture and marketing of more sophisticated aircraft required by military and commercial customers.  Therefore, in May 2008, we decided to cease production of the SparrowHawk and to seek to sell the program to a buyer with more compatible operating conditions and strategic interests.

We have also experienced a negative profit margin on the DARPA contract, which has reduced cash flows from operations.  Subsequent to June 30, 2008, DARPA announced the award of the Heliplane prime contractor position to the Georgia Institute of Technology (GT) for Phase IB.  Since then, we have been engaged as a GT subcontractor for rotor systems work of Phase IB.

The Company’s continuation as a going concern is dependent on attaining profitable operations, obtaining additional outside financing and/or restructuring its debt obligations, including its Series B Preferred Stock.  We have funded losses from operations primarily from the issuance of debt to related parties (current shareholders and lenders of the Company), the increase in accounts payable and accrued expenses, and the sale of our restricted common stock in private placement transactions, and will require additional funding from these sources to sustain our future operations.

In order to repay our debt obligations in full or in part when due, we will be required to raise significant capital from other sources.  Alternatively, we will be required to negotiate further extensions of the Series B Preferred Stock maturity date and our notes payable, as we have accomplished in the past.  There is no assurance, however, that we will be successful in these efforts.

Included in current liabilities and the working capital deficiency at June 30, 2008 is a $68,095,000 Series B Preferred Stock obligation.  On May 10, 2007, we received the approval of the Series B Holders to extend the redemption date of the Series B Preferred Stock from May 1, 2007 to June 16, 2007, or such later date as agreed to in writing by at least 80% of the Series B Holders.  Subsequently, the Series B Holders agreed in writing to an extension of the redemption date from June 16, 2007, to June 30, 2008.

Subsequent to June 30, 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, the Company redeemed approximately half of the outstanding Series B Stock in exchange for interest bearing notes, and the Series B Holders agreed to an extension of the redemption date of the remaining Series B Stock from June 30, 2008 to April 9, 2009.  Subsequently, the redemption date was extended from April 9, 2009 to June 9, 2009, from June 9, 2009 to August 9, 2009, and from August 9, 2009 to November 9, 2009, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.  In addition, the Series B Holders agreed to provide the Company with monthly funding to cover its minimum cash needs in excess of funding provided by payments from Georgia Tech for the Company’s work on the DARPA contract.

There can be no guarantee or assurance that we will be successful in our ability to generate income from operations or from the DARPA contract, or to raise capital at favorable rates or at all.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Revenues

The Company’s consolidated revenues are comprised of the following:

	Year Ended June 30,
	2008	2007

Government contract	$5,070,000	$2,440,000
Commercial subcontract	26,000	110,000
SparrowHawk kits and parts	720,000	562,000
Flight training	46,000	36,000
Other operating	60,000	255,000

Total	$5,922,000	$3,403,000

Total revenues increased $2,519,000 to $5,922,000 in the year ended June 30, 2008 from $3,403,000 in the year ended June 30, 2007.  The increase in revenues in the current fiscal year was primarily attributed to additional revenues from Phase I of the DARPA contract, and, to a lesser extent, an increase in the sales of SparrowHawk kits and parts.  These increases in revenues were partially offset by a decrease in the current year in the commercial subcontract and other operating revenues.

We recognize revenue on the DARPA contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA.  At that time, DARPA instructs us to submit an invoice for payment for the respective milestone at the amount specified in the contract.

Revenues from the sale of SparrowHawk kits and parts increased to $720,000 in the year ended June 30, 2008 from $562,000 in the year ended June 30, 2007.  The increase in these revenues resulted from us selling more SparrowHawk kits during the current fiscal year compared to the year ended June 30, 2007 as well as an overall increase in the sales price per kit.  We also experienced an increase in the sales of SparrowHawk parts in the current fiscal year.

In December 2005, we announced the introduction of our improved SparrowHawk model, the SparrowHawk II.  SparrowHawk II offered added comfort and robustness, and made some reduction in the time and effort, needed by the customer to build the aircraft.  We continued to design improvements for the SparrowHawk II during fiscal year 2008, including the introduction of a new version called the SparrowHawk III QB (for Quick Build).  As the name implies, the primary objective for the ‘Quick Build’ is a significant further reduction of time and effort on the part of the purchaser in building the aircraft, while maintaining conformity with FAA regulations.  Careful attention has been paid to existing customer input and to the needs of potential customers.  Many of the latter have the financial resources to purchase an aircraft, but have limited time to complete the build process.  Through a thorough assessment of the build process, changes in the design manufacture and product delivery, the time to assemble the kit by a typical purchaser is expected to be in the order of 300 hours, cutting build time in half.  Deliveries of the Quick Build kit begin in October 2007.  All future SparrowHawk aircraft will be manufactured to the Quick Build standard.  The priority of effort on the development of the much improved Quick Build version resulted in some delay in delivery of kits manufactured to the SparrowHawk II standard.  The decrease in revenues from the sale of SparrowHawk kits and parts resulting from a lower volume of kits sold was partially offset in the current year by an overall increase in the sales price per kit.

As discussed above, we have experienced a negative gross profit on sales of Sparrow Hawk kits and the number of SparrowHawk kits sold has fallen below expectations, due in part to lack of funding to finalize product development and to pay for increased sales and marketing efforts.  In these circumstances, prospects of reaching a satisfactory profit level in a deteriorating economic climate were not promising.  As importantly, we determined that the kit aircraft business, aimed at customers for their personal use could not be readily compatible with the design, manufacture and marketing of more sophisticated aircraft required by military and commercial customers.  Therefore, in May 2008, we decided to cease production of the SparrowHawk and to seek to sell the program to a buyer with more compatible operating conditions and strategic interests.

Although a slight increase in flight training revenues was reported in the current fiscal year, we also closed our Arizona flight training facility, and no significant flight training revenues are expected in the near future.

The other operating revenue, consisting of dealer fees, sales of research and development parts and miscellaneous revenues, decreased in the current fiscal year.  These other revenues vary from year to year, and are not expected to be material in the near future.

Costs and Expenses

The Company’s consolidated cost of sales is comprised of the following:

	Year Ended June 30,
	2008	2007

Government contract	$5,036,000	$7,030,000
Commercial subcontract	281,000	307,000
SparrowHawk kits and parts	2,002,000	2,006,000
Flight training	12,000	17,000

Total	$7,331,000	$9,360,000

Comparing the year ended June 30, 2008 to the year ended June 30, 2007, cost of sales decreased to $7,331,000 from $9,360,000.  The decrease is due primarily to a reduced level of costs and expenses related to Phase I of the DARPA contract recorded in the current year as Phase I of the contract wound down.  Because of the negative profit margin on Phase I of the DARPA contract; all contract-related costs and expense were expensed as incurred during the years ended June 30, 2008 and 2007, resulting in the reporting of cost of sales in advance of the revenue billed.

On August 31, 2007, the DARPA contract was modified, increasing the contract award for Phase One from $6.4 million to $10.4 million, and extending the term of Phase I from fifteen to twenty-three months.  On March 5, 2008, the DARPA contract was modified, increasing the contract award for Phase I from $10.4 million to $10.9 million, adding an intermediary Phase IB to the base contract, and extending the term of the contract from twenty-three to thirty-six months.  The increase in contract revenue of $4.0 million will partially offset a portion of the cost overruns incurred by us on Phase I of the DARPA contract.

Subsequent to June 30, 2008, DARPA announced the award of the Heliplane prime contractor position to the Georgia Institute of Technology (GT) for Phase IB.  Since then, we have been engaged as a GT subcontractor for rotor systems work of Phase IB.  Payments to us by GT are expected to be paid on a monthly basis, significantly reducing our cash flow risk from the Heliplane program.

We incurred cost of sales on our commercial subcontract of $281,000 in the year ended June 30, 2008, compared to $307,000 in the year ended June 30, 2007.  We also experienced a negative profit margin on this commercial subcontract and, therefore, all contract-related costs and expenses were expensed as incurred during the years ended June 30, 2008 and 2007.

Cost of sales for SparrowHawk kits and parts remained somewhat constant at $2,002,000 in the year ended June 30, 2008 compared to $2,006,000 in the year ended June 30, 2007.  As discussed above, we continued to experience a negative gross profit on the SparrowHawk kits and we ceased production of the SparrowHawk and are seeking to sell the program to a buyer with more compatible operating conditions and strategic interests.

Research and development expenses remained somewhat constant at $1,500,000 in the year ended June 30, 2008 compared to $1,555,000 in the year ended June 30, 2007.  Research and development activities include the development of opportunities for subcontract opportunities with industry partners, variations to the SparrowHawk, fully assembled SparrowHawk gyroplane derivatives, potential applications of our technology to heavy lift vertical take-off military aircraft, runway independent short-haul airliners and other aircraft, including government contract opportunities.

Comparing the year ended June 30, 2008 to the year ended June 30, 2007, general and administrative expenses increased to $3,028,000 from $2,659,000.  The increase in general and administrative expenses in the current fiscal year is due primarily to the addition of personnel to support the increased level of operations related to the DARPA contract and increases in the level of compensation for existing employees.

As a result of our decision to cease production of the SparrowHawk and the substantial decrease in our operations, we reviewed our long-lived assets as of June 30, 2008 for impairment, and concluded that the carrying value of certain assets may not be recoverable.  Accordingly, we reduced the carrying amount of our property and equipment and reported an impairment loss of $504,000 for the year ended June 30, 2008.  There was no impairment loss recorded in the year ended June 30, 2007.

Other Income and Expenses

Related party interest income remained somewhat constant at $4,000 in the year ended June 30, 2008 compared to $5,000 in the year ended June 30, 2007.

Similarly, interest and other income remained somewhat constant at $14,000 in the year ended June 30, 2008 compared to $13,000 in the year ended June 30, 2007.

We have realized gains on the extinguishment of certain debt.  We realized a gain on extinguishment of debt of $8,000 in the year ended June 30, 2008 and $26,000 in the year ended June 30, 2007.

Interest expense for the year ended June 30, 2008 compared to the year ended June 30, 2007 increased to $4,098,000 from $2,740,000.  We incurred net additional debt of $2,841,000 during the current fiscal year.  In addition, additional interest expense was incurred in the current fiscal year for the value of stock and stock options issued to lenders in connection with new debt or debt extensions.

Comparing the year ended June 30, 2008 to the year ended June 30, 2007, Series B Preferred Stock interest expense decreased to $9,324,000 from $12,550,000.  Through December 31, 2006, we recorded the accretion of the $10,700,000 redemption value of the 10,700 additional shares of Series B Preferred Stock issued in January 2007, resulting in a higher amount of Series B Preferred Stock interest expense during the first six months of fiscal year 2007.  From January 1, 2007 through June 30, 2007, and during the year ended June 30, 2008 no such accretion was recorded, resulting in an overall reduction in the interest expense.  This reduction in the Series B Preferred Stock interest expense was partially offset by increased interest expense due to the increased number of shares of Series B Preferred Stock outstanding, on which the interest expense is computed.  Dividends on the Series B Preferred Stock, which are recorded as interest expense, have been “paid in kind” with additional shares of Series B Preferred Stock.

Net Loss

For the year ended June 30, 2008, the loss from operations was $6,441,000 compared to the loss from operations of $10,171,000 for the year ended June 30, 2007.  As discussed above, the decrease in the loss from operations in the current fiscal year resulted primarily from increased revenues and lower cost of sales, partially offset by an increase in general and administrative expenses and impairment loss.

The net loss for the year ended June 30, 2008 was $19,837,000 compared to $25,417,000 for the year ended June 30, 2007.  The decrease in the net loss in the current fiscal year resulted primarily from the decrease in loss from operations and Series B preferred stock interest expense, partially offset by an increase in interest expense.

Liquidity and Capital Resources

Series B Preferred Stock Obligation

As previously discussed, at June 30, 2008, we had total current liabilities of $99,872,000 and current assets of $28,000, resulting in a working capital deficiency of $99,844,000.  Included in current liabilities and the working capital deficiency at June 30, 2008 is a $68,095,000 Series B Preferred Stock obligation.  On May 10, 2007, we received the approval of the Series B Holders to extend the redemption date of the Series B Preferred Stock from May 1, 2007 to June 16, 2007, or such later date as agreed to in writing by at least 80% of the Series B Holders.  Subsequently, the Series B Holders agreed in writing to an extension of the redemption date from June 16, 2007, to June 30, 2008.

Subsequent to June 30, 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, we redeemed approximately half of the outstanding Series B Stock in exchange for interest bearing notes, and the Series B Holders agreed to an extension of the redemption date of the remaining Series B Stock from June 30, 2008 to April 9, 2009.  Subsequently, the redemption date was extended from April 9, 2009 to June 9, 2009, from June 9, 2009 to August 9, 2009, and from August 9, 2009 to November 9, 2009, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.  In addition, the Series B Holders agreed to provide us with monthly funding to cover our minimum cash needs in excess of funding provided by payments from Georgia Tech for our work on the DARPA contract.

With the extension of the due dates of the remaining Series B Preferred Stock and the Note Purchase Agreement, substantially all our assets, including our intellectual property, have been pledged as collateral for our debt.

In order to repay these obligations in full or in part when due, we will be required to raise significant capital from other sources and to meet certain capital requirements under Utah State law.  Alternatively, we Company will be required to negotiate another extension of the Series B Preferred Stock maturity date, as we have accomplished in the past.  There is no assurance, however, that we will be successful in raising the capital required to repay the Series B Preferred Stock and related notes payable obligations or in obtaining a further extension of the Series B Preferred Stock redemption date beyond November 9, 2009.

Other Debt Obligations

Current liabilities at June 30, 2008 also included $17,483,000 notes payable to related parties, including $6,205,000 that is in default.  In addition, we are delinquent in making payments of accrued interest payable of $2,273,000 on this related party debt at June 30, 2008.  Most of these related party notes payable are held by long-time shareholders and lenders of the Company and are payable on demand or are short-term in nature.  There is no assurance that these related party lenders will not demand payment of this short-term indebtedness in the near future.

Also included in current liabilities at June 30, 2008 are notes payable to unrelated parties of $564,000, substantially all of which is in default.  In addition, we are delinquent in making payments of accrued interest payable of $509,000 on this debt at June 30, 2008.  We continue to make some payments on this indebtedness and continue discussions with many of these vendors and lenders, and have, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.  There is no assurance that these vendors and lenders will continue to forebear from collection or legal action.

Operating, Investing and Financing Activities

Net cash used in operating activities was $3,066,000 for the year ended June 30, 2008 compared to $5,538,000 for the year ended June 30, 2007.  We continue to use cash in operations primarily due to negative gross margins on revenues, particularly on the DARPA contract, and increases in general and administrative expenses.  As discussed above, we are required to incur and pay significant costs and expenses on the DARPA contract in advance of receiving approval and payment of DARPA contract invoices.  The net cash used in operating activities decreased in the current fiscal year primarily because of increased revenues and decreased cost of sales, partially offset by increased general and administrative expenses.

Net cash used in investing activities for the year ended June 30, 2008 was $159,000, comprised of the purchase of property and equipment of $157,000 and the increase in related party accounts and notes receivable, partially offset by proceeds from incidental sales of property and equipment of $1,000, and related party notes receivable repayments received of $4,000.  Net cash used in investing activities for the year ended June 30, 2007 was $153,000 comprised of the purchase of property and equipment of $197,000, partially offset by proceeds from incidental sales of property and equipment of $22000, and related party notes receivable repayments received of $22,000.

We have funded losses from operations and net cash used in investing activities in the current fiscal year primarily from the issuance of debt to related parties (current shareholders and lenders of the Company), the increase in accounts payable and accrued expenses, and to a lesser extent, the sale of our restricted common stock in private placement transactions, and will require additional funding from these sources to sustain our future operations.

Net cash provided by financing activities was $3,168,000 for the year ended June 30, 2007, comprised of a net increase in debt of $2,841,000, net proceeds from the issuance of common stock of $258,000, and the increase in bank overdraft and bank overdraft line of credit of $69,000.  Net cash provided by financing activities for the year ended June 30, 2007 was $5,747,000, comprised of a net increase in debt of $5,188,000 and net proceeds from the issuance of common stock of $499,000.

We currently do not have cash to sustain our operations for the next twelve months.  We anticipate that monthly financing from the Series B Holders, the revenues from the DARPA contract, the issuance of debt and the sale of our restricted common stock will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.  As discussed above, the Series B Holders agreed to provide us with monthly funding to cover our minimum cash needs in excess of funding provided by payments from Georgia Tech for our work on the DARPA contract.  There is no assurance that this funding from the Series B Holders will continue beyond the current short-term agreement, and there is no assurance that we will be successful in either raising sufficient capital from other sources or improving operations.

Management does not anticipate that revenues or expenses will be materially affected by inflation during the next twelve months of operations.

Our operations are not subject to material seasonal fluctuations.

Off Balance Sheet Commitments

We lease facilities under non-cancelable operating leases.  Future minimum rental payments required under these leases are as follows:

Years Ending June 30,	Amount

2009	$258,000
2010	271,000
2011	73,000

$602,000

Critical Accounting Policies

Our critical accounting policies include the following:

Impairment of Long-Lived Assets - We periodically reviews our long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  We evaluate, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset.

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

Revenue Recognition -  We recognize revenues from goods and services when there is a binding agreement, the product has been completely shipped or service has been delivered, collection is reasonably assured, and we have no significant obligations remaining.  Portions of the purchase price of our products collected from customers in advance of product delivery are recorded as deferred revenue.  Therefore, revenues from the sale of SparrowHawk gyroplane kits are not recorded until all kit components and parts are delivered to the customer and collection of any remaining amounts due is reasonably assured.

We recognize revenue on our current government contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA.  At that time, DARPA instructs us to submit an invoice for payment for the respective milestone at the amount specified in the contract.  Contract-related expenses incurred by us for each milestone of the contract, including its own labor, travel, supplies and other costs, and the costs of subcontractors and consultants, are deferred as work-in-process inventory and expensed to cost of sales as the contract revenue for the milestone is recognized.  When a loss on a contract is projected, however, all contract-related costs and expenses are expensed as incurred.

We recognize revenue on commercial and sub-contractor contracts as each scheduled phase of the contract is completed and invoices are submitted.  Contract-related expenses incurred by us for each phase of the contract, including its own labor, travel, supplies and other costs, and the costs of subcontractors and consultants, are deferred as work-in-process inventory and expensed to cost of sales as the contract revenue for the milestone is recognized.  When a loss on a contract is projected, however, all contract-related costs and expenses are expensed as incurred.

Stock-Based Compensation – We have adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payments, which requires us to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.  The grant-date fair value of stock options and other stock-based awards is estimated using the Black-Scholes option-pricing model.  The stock-based compensation expense has been allocated to the various categories of costs and expenses in a manner similar to the allocation of payroll expense.  Changes in the assumptions used in the option-pricing model, including the market price of the Company’s common stock, risk-free interest rates, estimated forfeitures and life of the options, may result in fluctuations in the estimated fair value and carrying value of the consideration recorded for employee stock options.

Non-Employee Stock Options and Warrants – In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, we estimate the fair value of the consideration recorded for stock options and warrants issued to non-employees using the Black-Scholes option-pricing model.  For those stock options and warrants that have variable characteristics, we will continue to use this methodology to periodically reassess the fair value of the consideration to determine if the value of the consideration recorded in the consolidated financial statements requires adjustment.  Changes in the assumptions used in the option-pricing model, including the market price of our common stock and risk-free interest rates, may result in fluctuations in the estimated fair value and carrying value of the consideration recorded for variable non-employee stock options and warrants.

Financial Instruments with Characteristics of Both Liabilities and Equity - In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  The statement was effective on July 1, 2003 for financial instruments entered into or modified after May 31, 2003, and otherwise effective for existing financial instruments entered into before May 31, 2003.  The adoption of SFAS No. 150 resulted in the reporting of our Series B Preferred Stock and a put option obligation as liabilities.  The carrying value of the Series B Preferred Stock was the same before and after adoption of SFAS No. 150, and therefore no cumulative effect adjustment was required.

Income Taxes - We account for income taxes according to the asset and liability method.  The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of existing assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for the fiscal year of adoption.  We adopted the provisions of FIN 48 on July 1, 2007, with no impact on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or our fiscal year beginning July 1, 2009, with early application encouraged.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We are currently unable to determine what impact the future application of this pronouncement may have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations.  This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration.  This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or our fiscal year beginning July 1, 2009.  Earlier adoption is prohibited.  We are currently unable to determine what impact the future application of this pronouncement may have on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007).  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or our fiscal year beginning July 1, 2009.  Earlier adoption is prohibited.  We are currently unable to determine what impact the future application of this pronouncement may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or our fiscal year beginning July 1, 2008.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements.  The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities.  As a result, SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal year beginning July 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on July 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value.  The Company adopted SFAS No. 157 on July 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements.  The Company is currently unable to determine what impact the application of SFAS No. 157 on July 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or our fiscal year beginning July 1, 2008, and interim periods within those fiscal years.  We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, was issued in June 2007.  The EITF reached a consensus that nonrefundable payments for goods and services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered and the related services are performed.  Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered.  If the entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense.  This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2007 (our fiscal year beginning July 1, 2008) and interim periods within those fiscal years.  Earlier application is not permitted.  Entities are required to report the effects of applying this pronouncement prospectively for new contracts entered into on or after the effective date of this pronouncement.  We currently are not a party to research and development arrangements that include nonrefundable advance payments.  To the extent that we enter into research and development arrangements in the future that include nonrefundable advance payments, the future application of this pronouncement may have a material effect on our consolidated financial condition and results of operations.

Forward Looking Statements

We, from time to time, may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in any of our forward-looking statements.  The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: (a) the failure to obtain additional borrowed and/or equity capital on favorable terms for acquisitions and expansion; (b) adverse changes in federal and state laws, or other matters affecting our business; (c) the demand for our products and services; and (d) other risks detailed in our Securities and Exchange Commission filings.

This Form 10-K contains and incorporates by reference certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to our results of operations and businesses.  All statements, other than statements of historical facts, included in this Form 10-K, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements.  In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “intended, will, should, may, expect, anticipate, estimates, projects” or the negative thereof or variations thereon or similar terminology.

Forward-looking statements are based on our current expectations.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct.  Because forward-looking statements involve risk and uncertainty, our actual results could differ materially.  Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-K.  These forward-looking statements represent our judgment as of the date of this Form 10-K.  All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the Cautionary Statements.  We disclaim, however, any intent or obligation to update our forward-looking statements.

Item 7A.              Quantitative and Qualitative Disclosures About Market Risk

Because the Company is a Smaller Reporting Company, it is not required to respond to this Item.

Item 8.                 Financial Statements and Supplementary Data

The consolidated financial statements of the Company required by this Item are contained in a separate section of this report located immediately following the signature page.  See “Index to Consolidated Financial Statements” on Page F-1 for the consolidated financial statements of the Company included in this report.

Item 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008.  Based on that evaluation, and as further discussed below, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2008.

As a result of our decision to cease production of the SparrowHawk, our reduced involvement in the DARPA contract, and the resulting substantial decrease in our operations, we eliminated substantially all full time accounting and finance personnel.  We have not, therefore, timely prepared our consolidated financial statements and filed our periodic reports with the SEC.  We currently utilize primarily former employees, working either as part time employees or outside consultants, to maintain the financial records of the Company and to prepare the consolidated financial statements and footnote disclosures of the Company.  This has resulted in less segregation of accounting duties and less compliance with financial close procedures than had previously been implemented when a fully staffed accounting and finance department was in place.  This lack of internal oversight and review resulted in adjusting journal entries not detected by us that were material to our consolidated financial statements.

The Audit Committee of our Board of Directors is currently comprised of two individuals who are not independent directors.

We believe these deficiencies in the design and operation of our internal control over financial reporting may be considered material weaknesses.  A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  In light of the material weaknesses described above, we performed additional analyses and other post-closing procedures and increased the involvement of outside consultants to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  We intend to continue the involvement of outside consultants and further implement additional analyses and financial close procedures to ensure that our financial statements are timely prepared in accordance with generally accepted accounting procedures.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Change in Internal Control Over Financial Reporting

Other than those matters discussed above, there was no change in our internal control over financial reporting during the fourth fiscal quarter of 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.              Other Information

None.

PART III

Item 10.               Directors, Executive Officers and Corporate Governance

The following table contains the names and ages of all our Directors and Executive Officers and offices held by each such person.

Name	Age	Positions

David L. Groen	58	Chairman of the Board of Directors, President and Chief Executive Officer, Chief Financial Officer

Robert (Robin) H. H. Wilson	73	Director, Executive Vice President, and Chief Operating Officer

Dennis P. Gauger, former Chief Financial Officer and member of the Board of Directors, resigned these positions and terminated employment with the Company in January 2008.

Term of Office

The appointment of David Groen as a member of the Board of Directors was ratified and approved by the stockholders at a meeting for that purpose on May 20, 2000.  Mr. Wilson was appointed a member of the Board of Directors on October 3, 2006.  The term of service of each director continues until the next annual meeting of the stockholders.  With the exception of compliance with the duties of a director as set forth in the Articles of Incorporation or By-laws of the Company or in the provisions of the Utah Revised Business Corporation Act, there are no arrangements or understandings pursuant to which any of the foregoing persons were selected to serve on the Board of Directors of the Company.  Each of the foregoing persons consented to serve as a director of the Registrant prior to their designation or subsequent election as such.

Background on Directors and Executive Officers

David L. Groen  As a founder of Groen Brothers Aviation, David Groen has performed in an executive management role for twenty-five years, nearly a decade and a half of which as its President and Chief Executive Officer.  David and his late brother Jay grew the Company from just the two of them in 1986 to more than 130 people by 2001, all the while developing and re-discovering the science of autorotative flight.  They weathered the severe economic down turn cause by the “Tech Sector” crash, made even worse by the events of 9/11, necessitating a reduction in its work force of more than 100 people, then growing the Company back to nearly 100 full time and part time employees.  This followed the receipt of the Company’s award, from DARPA, largely conceived by Mr. Groen, for its important Heliplane contract.   Following the completion of Phase I of the Heliplane contract and the onset of the current recession, Mr. Groen undertook another major reduction in force, while at the same time arranging funding that would permit the Company to continue research and development on a smaller scale, while seeking major funding for the full exploitation of its technology of autorotative flight.

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

Communications Between Shareholders and the Board of Directors

Our Board of Directors has not adopted a formal procedure that shareholders must follow to send communications directly to it.  The Board of Directors does receive communication from shareholders, from time to time, and addresses those communications as appropriate.  Shareholders can send communication to the Board of Directors in one of the following ways:

•	In writing, to Groen Brothers Aviation, Inc., 2640 West California Avenue, Suite A, Salt Lake City, Utah 84104, Attention of Board of Directors

•	By Email, at directors@groenbros.com.

We did not hold an annual meeting of shareholders during the fiscal year ended June 30, 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC.  Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on the review of the copies of such forms received by us or written representations from certain reporting persons, that no other reports were required, management of the Company believes that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with during the year ended June 30, 2008.

Committees of the Board of Directors

The two members of the Company’s Board of Directors, none of whom is deemed independent pursuant to Rule 4200 of the National Association of Securities Dealers' listing standards, currently serve as the Audit Committee and Compensation Committee of the Board.  The Company does not have a standing nominating committee and the Company’s entire Board of Directors performs the functions that would customarily be performed by a nominating committee.  The Board of Directors does not believe a separate nominating committee is required at this time due to the limited size of the Company’s business operations and the limited resources of the Company which do not permit it to compensate its directors.  The Board of Directors has not established policies with regard to the consideration of director candidates recommended by security holders or the minimum qualifications of such candidates.

Audit Committee

The Audit Committee of the Board of Directors makes recommendations regarding the retention of the independent registered public accounting firm, reviews the scope of the annual audit undertaken by our independent registered public accounting firm and the progress and results of their work, reviews the financial statements of the Company, and oversees the internal controls over financial reporting and corporate programs to ensure compliance with applicable laws. The Audit Committee reviews the services performed by the independent registered public accounting firm and determines whether they are compatible with maintaining the registered public accounting firm’s independence. The Audit Committee currently does not have a charter, and the two members of the Audit Committee are not independent directors.  Our Board of Directors has determined that Robin Wilson is an “audit committee financial expert,” as that term is defined by the rules and regulations of the Securities and Exchange Commission.

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

The Audit Committee discussed with the independent auditors the auditors' independence from the management of the Company and received written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1.

After review and discussions, the Audit Committee approved the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2008.  The Audit Committee also selected HJ & Associates, LLC as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2008.

Compensation Committee

The Compensation Committee of the Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for our officers, administers our stock option plans and other benefit plans, and considers other matters as required.  The Company’s President and Chief Executive Officer and its Chief Operating Officer are members of the Compensation Committee and such persons participate in determining the amount and form of executive and director compensation.  To date, the Company has not engaged independent compensation consultants to determine or recommend the amount or form of executive or director compensation.

The Board of Directors held one formal meeting during the 2008 fiscal year, including meetings held by telephone conference call.  All of the directors attended all of such meetings.  In addition, the directors met on numerous occasions during fiscal 2008 for informal discussions and took action by unanimous written consents in lieu of meetings.

Code of Ethics

We have adopted Standards of Conduct applicable to all employees and a Statement of Corporate Values, also applicable to all employees.  Our Standards of Conduct is being filed as an exhibit to this report and is also available on our web site.

Item 11.              Executive Compensation

The following table summarizes all compensation earned by or paid to our President, Chief Executive Officer and Chief Financial Officer and our Executive Vice President and Chief Operating Officer (the “Named Executive Officers”) for services rendered in all capacities for the years ended June 30, 2008 and 2007.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings (2)	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

David Groen (3)	2008	$147,692	$-	$-	$ 130,314	$-	$ 160,000	$ 4,517	$ 442,523
President, Chief Executive Officer and Chief Financial Officer	2007	$133,827	$-	$-	$ 146,758	$-	$ 160,000	$ 1,186	$ 441,771

Robin Wilson (4)	2008	$137,692	$-	$-	$ 84,972	$-	$ 145,000	$ 13,019	$ 380,683
Executive Vice President and Chief Operating Officer	2007	$124,038	$-	$-	$139,139	$-	$ 145,000	$ 11,154	$ 419,331
____________

(1)
The amounts in column (f) reflect the dollar amount of stock-based compensation expense recognized for financial statement reporting purposes for the years ended June 30, 2008 and 2007 in accordance with SFAS 123(R).

(2)
The amounts in column (h) reflect the additions to deferred compensation payable during the years ended June 30, 2008 and 2007.  The deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors and when not precluded by the Company’s financing agreements.

(3)	The other compensation paid to Mr. Groen in fiscal years 2008 and 2007 consists of matching contributions made by the Company pursuant to the Company’s Profit Sharing 401(k) Plan.
(4)	The other compensation paid to Mr. Wilson in fiscal years 2008 and 2007 consists of matching contributions made by the Company pursuant to the Company’s Profit Sharing 401(k) Plan.

Employment Agreements

Effective August 12, 2007 annual salaries for David Groen and Robin Wilson were established at $150,000 and $140,000, respectively, with no additional compensation for service on the Company’s Board of Directors.  We do not have written employment agreements with our executive officers.

Deferred Compensation

In addition to cash compensation, we have a deferred compensation arrangement for executive officers and certain of our senior management that accrues additional salary, with amounts originating from fiscal year 1998 through the current fiscal year.  The terms of our Series B Preferred Stock preclude us from making any deferred compensation payments until all outstanding amounts due relating to the Series B Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors.  Through June 30, 2008, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under our outstanding financing agreements and would be prudent in light of our financial condition and availability of cash.  Deferred compensation totaling $4,722,000, related accrued payroll taxes of $171,000 and related accrued interest payable of $299,000 are classified as long-term liabilities at June 30, 2008.    In fiscal year 2001, we began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.  At June 30, 2008, deferred compensation and related interest accrued to the Named Executive Officers were as follows:

	Deferred Compensation	Accrued Interest	Total
David Groen	$1,719,354	$179,711	$1,899,065
Robin Wilson	937,139	41,158	928,297

Stock Option Plan

The following table summarizes the outstanding stock options held by the Named Executive Officers at June 30, 2008.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
David Groen	50,000	-	-	0.25	12/30/2008
David Groen	1,925,000	-	-	0.25	10/19/2009
David Groen	3,000,000	-	-	1.00	10/19/2009
David Groen	562,500	187,500	-	0.25	6/20/2011
David Groen	1,137,500	1,137,500	-	0.25	8/13/2011
David Groen	61,050	123,950	-	0.15	10/31/2011
David Groen	500,000	1,000,000	-	0.18	11/16/2011
David Groen	-	50,000	-	0.17	9/16/2012
David Groen	125,000	500,000	-	0.08	3/5/2015
David Groen	3,076,923	-	-	0.07	5/14/2010
Robin Wilson	50,000	-	-	0.25	12/30/2008
Robin Wilson	1,000,000	-	-	0.25	4/30/2009
Robin Wilson	1,950,000	-	-	0.25	9/22/2009
Robin Wilson	1,000,000	-	-	0.25	6/23/2010
Robin Wilson	1,000,000	-	-	1.00	6/23/2010
Robin Wilson	562,500	187,500	-	0.25	6/20/2011
Robin Wilson	500,000	500,000	-	0.25	8/13/2011
Robin Wilson	36,300	73,700	-	0.15	10/31/2011
Robin Wilson	-	50,000	-	0.17	9/16/2012
Robin Wilson	-	583,333	-	0.08	3/5/2015

Columns (g) through (j) have been omitted since we have not granted any stock awards.

Under our 2000 amended and restated stock option plan (Plan), there are 60 million shares that are authorized for stock options.  We may issue both non-qualifying stock options and qualifying incentive stock options.  All stock options have an exercise price that is not less than 100 percent of the fair market value on the date of the grant.  While expiration dates vary on particular grants, no stock options may be exercised more than ten years after the date of grant.  Qualifying incentive stock options are granted only to employees, while non-qualifying options may be granted to employees, directors, and non-employees.

On May 17, 2002 and June 10, 2005, we filed Form S-8 Registration Statements (“Registration”) for the Plan under the Securities Act of 1933.    Options granted under the Plan  can be exercised for unrestricted and free trading common stock.  We have determined not to permit the exercise of stock options granted under the Plan until such time as we are current in the filing of periodic reports with the SEC.

Our Board of Directors may also authorize the issuance of other stock options and warrants outside of the Plan.

Compensation of Directors

We paid no cash fees or other consideration to our directors for service as directors during the fiscal year ended June 30, 2008. We have made no agreements regarding future compensation of directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as members of the Board of Directors.

Item 12.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tabulation shows, as of October 28, 2009, the number of shares of common stock, no par value, and the number of shares of Series A preferred stock owned beneficially by: (a) all persons known to be the holders of more than five percent (5%) of voting securities, (b) Directors, (c) the Named Executive Officers and (d) all other Senior Officers and Directors as a group:

	Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Common Shares			Series A Preferred Shares		Total Voting Shares (6)
	Shares		%	Shares	%	Shares	%
Principal Stockholders
Dennis Gauger 2640 W. California Ave. Salt Lake City, Utah 84104	4,415,000	(4)	2.6	125,000	8.9	16,915,000	5.4

Margaret Groen 2640 W. California Ave. Salt Lake City, Utah 84104	6,605,100	(5)	3.9	125,000	8.9	19,105,100	6.1

Officers and Directors
David Groen 2640 W. California Ave. Salt Lake City, Utah 84104	26,255,530	(2)	15.3	1,025,000	73.2	128,755,530	41.4

Robin Wilson 2640 W. California Ave. Salt Lake City, Utah 84104	6,424,444	(3)	3.8	125,000	8.9	18,924,444	6.1

All officers and directors as a group (2 persons)	32,679,974		19.1	1,150,000	82.1	147,679,974	47.5

(1)
Unless otherwise indicated, each person identified in the table has sole voting and investment power with respect to the common stock beneficially owned by such person.  The total number of outstanding shares included in the computation of percentages is 171,317,499.

(2)
Includes 10,820,607 shares owned by David Groen, 2,453,000 shares beneficially owned held by family trusts and 12,981,923 options exercisable by David Groen at October 28, 2009 or within 60 days of October 28, 2009.

(3)
Includes 300,000 shares owned by Robin Wilson, 100,000 shares beneficially owned held by family trusts and 6,024,444 options exercisable by Robin Wilson at October 28, 2009 or within 60 days of October 28, 2009.

(4)	Includes 50,000 shares owned by Dennis Gauger and 4,365,000 options exercisable by Dennis Gauger at October 28, 2009 or within 60 days of October 28, 2009.
(5)
Includes 4,055,100 shares beneficially owned by Margaret Groen held by a trust and by the estate of Jay Groen, 1,500,000 options exercisable by Margaret Groen at October 28 2009 or within 60 days of October 28, 2009, and 1,050,000 options beneficially owned and exercisable by a trust and by the estate of Jay Groen at October 28, 2009 or within 60 days of October 28, 2009.

(6)
Each share of Series A preferred stock entitles the holder to cast one hundred (100) votes on all matters submitted to the stockholders for a vote, voting together with the holders of the common stock as a single class.

David Groen, President and Chief Executive Officer, owns 1,025,000 shares of the Company’s Series A Convertible Preferred Stock, and Robin Wilson, Executive Vice President and Chief Operating Officer, Dennis Gauger, former officer and director, and Margaret Groen, the surviving spouse of the late Jay Groen, each owns 125,000 shares of the Company’s Series A Convertible Preferred Stock, combined representing 100% of the outstanding shares of that series of preferred stock.  Each share of the Series A Convertible Preferred Stock entitles the holder to cast one hundred (100) votes, or a total of 140,000,000 votes on all matters submitted to the stockholders for a vote, voting together with the holders of the common stock of the Company as a single class.

Item 13.              Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

At June 30, 2008, we had a note payable to David Groen of $228,000, plus accrued interest totaling $25,000.  The note bears interest at 8% and is due on demand.

At June 30, 2008, we had two notes payable to Robin Wilson totaling $254,000, plus accrued interest totaling $79,000.  The notes bear interest at 8% and are due on demand.

At June 30, 2008, our current liabilities included short-term notes payable to related parties (including the notes payable to executive officers discussed in the two preceding paragraphs), primarily stockholders of the Company, totaling $17,483,000, with accrued interest payable of $6,815,000.  Most of these notes are unsecured, due on demand, and bear interest at annual rates ranging from 5% to 50%.  Included in these notes payable at June 30, 2008 are notes payable totaling $6,733,000 that are technically in default.  In addition, we are delinquent in making payments of accrued interest payable of $2,782,000 on this related party debt at June 30, 2008.

At June 30, 2008, the Company had an unsecured long-term note payable to a stockholder of $186,000, with an interest rate of 12%.  Accrued interest payable on this related party long-term debt was $76,000 at June 30, 2008.

At June 30, 2008, we had related party accounts and notes receivable from employees and a former officer of the Company, resulting primarily from cash advances, totaling $5,000, bearing interest at 7% to 12%.  We have implemented a procedure to reduce the note receivable from a former officer each quarter by offsetting amounts due to the former officer by the Company for accrued compensation and interest expense.

Royalty payments of 1% of the gross sales price of gyroplanes are to be paid to our founders, David Groen and the estate of the late Jay Groen.  Through June 30, 2008, royalties payable totaled $16,000 to each of these parties, which amounts are included in cost of sales in the accompanying consolidated statement of operations.

Included in long-term accrued expenses in the consolidated balance sheet at June 30, 2008 is deferred compensation payable to twelve management employees or former employees, including officers and directors of the Company, with amounts originating from fiscal year 1998 through fiscal year 2008.  In addition to cash compensation, we have a deferred compensation arrangement for executive officers and certain of our senior management that accrues additional salary.  The terms of our Series B Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of our Board of Directors.  Deferred compensation totaling $4,722,000, related accrued payroll taxes of $171,000 and related accrued interest payable of $299,000 are classified as long-term liabilities at June 30, 2008.  Through June 30, 2008, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under our outstanding financing agreements and would be prudent in light of our financial condition and availability of cash.  In fiscal year 2001, we began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.

Director Independence

We currently do not have any directors considered to be independent pursuant to Rule 4200 of the National Association of Securities Dealers' listing standards.

Item 14.               Principal Accountant Fees and Services

The following schedule presents the professional fees incurred to HJ & Associates, LLC, our independent registered accountants, for the fiscal years ended June 30, 2008 and 2007.

	2008	2007

Audit fees	$88,750	$56,800
Audit related fees	-	-
Tax fees	5,167	4,996
Other fees	-	-

Total	$93,917	$61,796

Audit Fees consist of fees billed for professional services rendered by our principal accountant for the audit of our financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. Audit Related Fees consist of fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements. Tax fees were for preparation of federal and state income tax returns and related tax consultation.

All professional fees paid to our independent registered accountants are pre-approved by the Board of Directors of the Company, acting in its capacity as the Audit Committee.

PART IV

Item 15.               Exhibits and Financial Statement Schedules

(a)	Exhibits (filed with this report unless indicated below)

3.1	Amendment to Second Restated Articles of Incorporation of Groen Brothers Aviation, Inc. {1}

3.2	Second Amendment to Second Restated Articles of Incorporation of Groen Brothers Aviation, Inc. (1)

3.3	Third Restated Articles of Incorporation of Groen Brothers Aviation, Inc. (2)

3.4	Amendment to Third Restated Articles of Incorporation of Groen Brothers Aviation, Inc. (3)

3.5	Second Amendment to Third Restated Articles of Incorporation of Groen Brothers Aviation, Inc. (4)

3.6	Amendment to Fourth Restated Articles of Incorporation of Groen Brothers Aviation, Inc. (5)

3.7	Second Amendment to Fourth Restated Articles of Incorporation of Groen Brothers Aviation, Inc. (6)

3.8	By-laws (4)

4.1	Amended and Restated 2000 Option Plan (7)

10.1	Amendment to the Common Stock Purchase Agreement Dated November 7, 2000 (2)

10.2	Form of SparrowHawk Dealer Agreement (4)

10.3	Form of Amendment No. 2 to Securities Exchange Agreement (4)

10.4	Form of Stock Option (4)

11	Statement re: computation of per share earnings. (8)

14.1	Groen Brothers Aviation Corporate Values (2)

14.2	Standards of Conduct (2)

21	Subsidiaries of the registrant. (8)

23.1	Consent of Independent Registered Accounting Firm

31.1	Section 302 Certification of Chief Executive and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive and Chief Financial Officer

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROEN BROTHERS AVIATION, INC.

/s/ David Groen
David Groen, President, Chief Executive Officer
and Chief Financial Officer
(Principal Executive and Principal Financial Officer)

Date: November 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity in Which Signed	Date
/s/ David Groen	Director	November 10, 2009
David Groen

/s/ Robert Wilson	Director	November 10, 2009
Robert Wilson

GROEN BROTHERS AVIATION, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Groen Brothers Aviation, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Groen Brothers Aviation, Inc. as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Groen Brothers Aviation, Inc. as of June 30, 2008 and 2007, and the results of their operations and their cash flows for the two years then ended in conformity with US generally accounting principles.

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

We were not engaged to examine management’s assessment of the effectiveness of Groen Brothers Aviation, Inc.’s internal control over financial reporting as of June 30, 2008 and, accordingly, we do not express an opinion thereon.

/s/ HJ & Associates, LLC
Salt Lake City, Utah
October 1, 2009

GROEN BROTHERS AVIATION, INC.
Consolidated Balance Sheets

Assets	June 30,
	2008	2007
Current assets:
Cash	$3,000	$60,000
Accounts receivable, net of allowance of $7,000 in 2008	14,000	15,000
Related party accounts and notes receivable	5,000	57,000
Prepaid expenses	6,000	31,000
Inventories	-	466,000
Total current assets	28,000	629,000

Property and equipment, net	133,000	681,000

Total assets	$161,000	$1,310,000

Liabilities and Stockholders’ Deficit

Current liabilities:
Bank overdraft	$22,000	$-
Bank overdraft line of credit	47,000	-
Accounts payable	4,232,000	3,534,000
Accrued expenses	9,429,000	6,489,000
Deferred revenue	-	634,000
Notes payable	564,000	558,000
Related party notes payable	17,483,000	13,443,000
Series B 15% cumulative redeemable non-voting preferred stock, no par value, 50,000,000 shares authorized, 68,095 and 58,771 shares issued and outstanding, respectively	68,095,000	58,771,000
Total current liabilities	99,872,000	83,429,000

Long-term liabilities:
Accrued expenses	5,192,000	4,664,000
Deferred revenue	25,000	25,000
Long-term debt	102,000	109,000
Related party long-term debt	166,000	931,000
Dealer deposits	2,105,000	2,145,000
Total liabilities	107,462,000	91,303,000

Stockholders’ deficit:
Series A convertible preferred stock, no par value, 50,000,000 shares authorized, 1,400,000 shares issued and outstanding	70,000	70,000
Common stock, no par value, 500,000,000 shares authorized, 171,416,289 and 154,522,431 shares issued and outstanding, respectively	34,390,000	31,861,000
Accumulated deficit	(141,761,000)	(121,924,000)
Total stockholders’ deficit	(107,301,000)	(89,993,000)

Total liabilities and stockholders’ deficit	$161,000	$1,310,000

See accompanying notes to consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Consolidated Statements of Operations

	Years Ended June 30,
	2008	2007

Revenues	$5,922,000	$3,403,000

Costs and expenses:
Cost of sales	7,331,000	9,360,000
Research and development	1,500,000	1,555,000
General and administrative expenses	3,028,000	2,659,000
Impairment loss	504,000	-

Total costs and expenses	12,363,000	13,574,000

Loss from operations	(6,441,000)	(10,171,000)

Other income (expense):
Related party interest income	4,000	5,000
Interest and other income	14,000	13,000
Gain on extinguishment of debt	8,000	26,000
Interest expense	(4,098,000)	(2,740,000)
Series B preferred stock interest expense	(9,324,000)	(12,550,000)

Total other income (expense)	(13,396,000)	(15,246,000)

Loss before income taxes	(19,837,000)	(25,417,000)

Income tax benefit	-	-

Net loss	$(19,837,000)	$(25,417,000)

Net loss per share – basic and diluted	$(0.13)	$(0.17)

Weighted average number of common shares outstanding – basic and diluted	154,040,000	147,446,000

See accompanying notes to consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Consolidated Statements of Stockholders' Deficit
Years Ended June 30, 2008 and 2007

	Series A Convertible
	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance forward, June 30, 2006	1,400,000	$70,000	149,358,709	$29,236,000	$(96,507,000)	$(67,201,000)

Issuance of common stock for: Cash	-	-	2,891,135	578,000	-	578,000
Accrued expenses	-	-	427,495	82,000	-	82,000
Interest expense	-	-	2,844,072	457,000	-	457,000
Prepaid interest to related parties - net of unamortized prepaid interest of $86,000	-	-	801,728	36,000	-	36,000
Reduction of deferred revenue	-	-	175,000	35,000	-	35,000
Purchase of property and equipment	-	-	300,000	45,000	-	45,000
Reduction in stock deposit	-	-	150,000	30,000	-	30,000
Employer 401(k) expense	-	-	983,142	187,000	-	187,000
Services	-	-	591,150	114,000	-	114,000
Finders’ compensation	-	-	-	(35,000)	-	(35,000)
Cancellation of shares	-	-	(4,000,000)	-	-	-
Issuance of stock options for: Interest expense	-	-	-	185,000	-	185,000
Services	-	-	-	128,000	-	128,000
Stock-based compensation	-	-	-	783,000	-	783,000
Net loss	-	-	-	-	(25,417,000)	(25,417,000)
Balance, June 30, 2007	1,400,000	$70,000	154,522,431	$31,861,000	$(121,924,000)	$(89,993,000)

See accompanying notes to consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Consolidated Statements of Stockholders' Deficit Continued
Years Ended June 30, 2008 and 2007

	Series A Convertible
	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance forward, June 30, 2007	1,400,000	$70,000	154,522,431	$31,861,000	$(121,924,000)	$(89,993,000)

Issuance of common stock for: Cash	-	-	2,353,661	259,000	-	259,000
Accrued expenses	-	-	2,095,060	138,000	-	138,000
Interest expense	-	-	3,884,106	499,000	-	499,000
Repayment of debt	-	-	5,402,271	364,000	-	364,000
Employer 401(k) expense	-	-	3,059,760	306,000	-	306,000
Services	-	-	99,000	10,000	-	10,000
Adjustment to finders’ compensation	-	-	-	15,000	-	15,000
Issuance of stock options for: Interest expense	-	-	-	174,000	-	174,000
Services	-	-	-	8,000	-	8,000
Stock-based compensation	-	-	-	701,000	-	701,000
Contributed capital for debt extinguishment	-	-	-	55,000	-	55,000
Net loss	-	-	-	-	(19,837,000)	(19,837,000)
Balance, June 30, 2008	1,400,000	$70,000	171,416,289	$34,390,000	$(141,761,000)	$(107,301,000)

See accompanying notes to consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Consolidated Statements of Cash Flows
	Years Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(19,837,000)	$(25,417,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	248,000	195,000
Stock-based compensation	701,000	783,000
Common stock issued for interest expense and prepaid interest	499,000	493,000
Common stock issued for services	10,000	114,000
Common stock issued for 401(k) expense	306,000	187,000
Loss on debt extinguishment	55,000	-
Stock options and warrants issued for interest expense	174,000	185,000
Stock options and warrants issued for services	8,000	128,000
Interest expense accrued on Series B preferred stock	9,324,000	12,550,000
Interest expense added to debt principal	13,000	24,000
Interest income added to related party notes receivable	(3,000)	(5,000)
Gain on extinguishment of debt	(8,000)	(26,000)
Impairment loss	504,000	-
Loss on disposal of property and equipment	46,000	1,000
(Increase) decrease in:
Accounts and notes receivable	1,000	1,201,000
Prepaid expenses	25,000	(29,000)
Inventories	449,000	(23,000)
Increase (decrease) in:
Accounts payable	626,000	1,511,000
Accrued expenses	4,207,000	2,551,000
Deferred revenue	(374,000)	39,000
Dealer deposits	(40,000)	-
Net cash used in operating activities	(3,066,000)	(5,538,000)

Cash flows from investing activities:
Purchase of property and equipment	(157,000)	(197,000)
Proceeds from the sale of property and equipment	1,000	22,000
Increase in related party accounts and notes receivable	(7,000)	-
Payments of related party notes receivable	4,000	22,000
Net cash used in investing activities	(159,000)	(153,000)

Cash flows from financing activities:
Proceeds from the issuance of debt	8,594,000	6,778,000
Repayment of debt	(5,753,000)	(1,590,000)
Proceeds from the issuance of common stock and stock options	259,000	578,000
Increase in bank overdraft and bank overdraft line of credit	69,000	-
Payment of finders’ compensation on issuance of common stock	(1,000)	(19,000)
Net cash provided by financing activities	3,168,000	5,747,000

Net increase (decrease) in cash	(57,000)	56,000
Cash, beginning of year	60,000	4,000
Cash, end of year	$3,000	$60,000

See accompanying notes to consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements

Note 1:   Organization and Summary of Significant Accounting Policies

Organization and Principles of Consolidation – The consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and its wholly-owned subsidiary, Groen Brothers Aviation USA, Inc. (“GBA-USA”), (collectively, the “Company”).  All significant inter-company balances and transactions have been eliminated.  The primary business purpose of the Company is to develop, manufacture and market the gyroplane, which activities are considered one business segment.

Concentration of Credit Risk – The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Cash and Cash Equivalents – For purposes of the consolidated statements of cash flows, the Company considers all cash and investments with original maturities to the Company of three months or less to be cash equivalents.  The Company had no cash equivalents at June 30, 2008 and 2007.

Accounts Receivable – Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  Management of the Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts.  Trade accounts receivable are written off when deemed uncollectible.  Recoveries of trade accounts receivable previously written off are recorded as income when received.  Management determined that an allowance for doubtful accounts of $7,000 was required at June 30, 2008, and no allowance for doubtful accounts was required at June 30, 2007.

Inventories – Raw materials and parts inventories are stated at the lower of cost or market, with cost determined using primarily the first-in-first-out (FIFO) method.  As a result of the Company’s decision to cease production of the SparrowHawk, all inventories were written off as of June 30, 2008.  Work-in-process inventories at June 30, 2007 consisted of SparrowHawk kits which had not been delivered in a completed status to customers.  The SparrowHawk kits work-in-process inventories are stated at the lower of cost or market, with cost determined on estimated average unit costs of the kits.  The cost of parts inventories manufactured by the Company and work-in-process inventories include an allocation of overhead costs comprised of labor, operating supplies, utilities, depreciation, rent and other facility costs.

Contract-related expenses incurred on by the Company on its long-term government and commercial contracts, including its own labor, travel, supplies and other costs, and the costs of subcontractors and consultants, are generally deferred as work-in-process inventories and expensed to cost of sales as the contract revenue for each milestone of a particular contract is recognized.  When a loss on a contract is projected, however, all contract-related costs and expenses are expensed as incurred.  At June 30, 2008 and 2007, the Company had no work-in-process inventories related to long-term contracts.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Property and Equipment – Property and equipment are carried at cost, less accumulated depreciation and amortization.  Depreciation and amortization are computed using accelerated and straight-line methods based on the estimated useful lives of the assets or term of the lease.  Depreciation and amortization expense was $248,000 and $195,000 for the years ended June 30, 2008 and 2007, respectively.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized in operations for the period.  The cost of maintenance and repairs is charged to operations as incurred.  Significant renewals and betterments are capitalized.

Impairment of Long-Lived Assets – The Company periodically reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset.  As a result of the Company’s decision to cease production of the SparrowHawk and the substantial decrease in its operations, the Company recorded an impairment loss of $504,000 during the fourth quarter of its fiscal year ended June 30, 2008.

Dealer Deposits – Dealer deposits consist of amounts received from the Company’s authorized dealers on aircraft in anticipation of full-scale production of the Company’s Hawk 4 gyroplane.  The deposit guarantees a delivery sequence number and represents a percentage of the total estimated purchase price.  The Company has also issued common stock to dealers as partial consideration for the delay in the certification of the Hawk 4 gyroplane.  These costs have been charged to interest expense as incurred.  The dealers have been given the opportunity to convert a portion of their deposits into shares of the Company’s restricted common stock.  Those dealers that have converted deposits into shares and are now stockholders of the Company are considered related parties.  The Company continues its efforts to obtain the funding to complete the certification of the Hawk 4.  Once such funding is obtained, the Company estimates the certification process will require two to three years to complete.  Because of the long-term prospects of obtaining the funding and completing the certification, dealer deposits have been recorded as long-term liabilities.

Research and Development Costs – Research and development costs are expensed as incurred in accordance with SFAS No. 2, “Accounting for Research and Development Costs.”  The costs of materials and other costs acquired for research and development activities are charged to expense as incurred.  Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities.  Research and development expenses were $1,500,000 and $1,555,000 for the years ended June 30, 2008 and 2007, respectively.

Revenue Recognition – The Company recognizes revenues from goods and services when there is a binding agreement, the product has been completely shipped or service has been delivered, collection is reasonably assured, and the Company has no significant obligations remaining.  Portions of the purchase price of the Company’s products collected from customers in advance of product delivery are recorded as deferred revenue.  Therefore, revenues from the sale of SparrowHawk gyroplane kits are not recorded until all kit components and parts are delivered to the customer and collection of any remaining amounts due is reasonably assured.

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

Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation – The Company has adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payments, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.  The Company recorded stock-based compensation expense of $701,000 and $783,000 for the years ended June 30, 2008 and 2007, respectively.  The grant-date fair value of stock options and other stock-based awards is estimated using the Black-Scholes option-pricing model.  The stock-based compensation expense has been allocated to the various categories of costs and expenses in a manner similar to the allocation of payroll expense.

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

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Financial Instruments with Characteristics of Both Liabilities and Equity – In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The adoption of SFAS No. 150 resulted in the reporting of the Company’s Series B Preferred Stock as a liability.  The carrying value of the Series B Preferred Stock was the same before and after adoption of SFAS No. 150, and therefore no cumulative effect adjustment was required.

Advertising – Advertising costs are non-direct in nature, and are expensed over the periods in which the advertising takes place.  Advertising expense totaled $1,000 and $3,000 for the years ended June 30, 2008 and 2007, respectively.

Income Taxes – The Company accounts for income taxes according to the asset and liability method.  The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of existing assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Loss per Common and Common Equivalent Share – The computation of basic loss per common share is computed using the weighted average number of common shares outstanding during each year.

The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise primarily from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  Options and warrants to purchase 73,885,272 shares of common stock at exercise prices ranging from $0.07 to $1.00 and 87,160,372 shares of common stock at exercise prices ranging from $0.15 to $1.10 were outstanding at June 30, 2008 and 2007, respectively.  Certain notes payable, long-term debt and related accrued interest payable were convertible into a total of 62,570,324 and 56,270,363 shares of common stock at June 30, 2008 and 2007, respectively, with conversion prices ranging from $0.10 to $1.25.  Common stock equivalents were not included in the diluted loss per share calculation because the effect would have been antidilutive.

Restricted shares of common stock issued as collateral for notes payable are excluded from the calculation of loss per common share.

Reclassifications – Certain amounts in the consolidated financial statements for fiscal year 2007 have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements – The Financial Accounting Standards Board (FASB) has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for the fiscal year of adoption.  The Company adopted the provisions of FIN 48 on July 1, 2007, with no impact on its consolidated financial statements.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or the Company’s fiscal year beginning July 1, 2009, with early application encouraged.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations.  This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration.  This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning July 1, 2009.  Earlier adoption is prohibited.  The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

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

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or the Company’s fiscal year beginning July 1, 2008.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities.  As a result, SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal year beginning July 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on July 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value.  The Company adopted SFAS No. 157 on July 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements.  The Company is currently unable to determine what impact the application of SFAS No. 157 on July 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal year beginning July 1, 2008, and interim periods within those fiscal years. The Company believes that the adoption of SFAS No. 157 will not have a material impact on its consolidated financial statements.

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

At June 30, 2008, the Company had total current liabilities of $99,872,000 and current assets of $28,000, resulting in a working capital deficiency of $99,844,000.  At June 30, 2008, the Company had a total stockholders’ deficit of $107,301,000.

The Company has experienced a negative gross profit on sales of Sparrow Hawk kits and the number of SparrowHawk kits sold has fallen below expectations, due in part to lack of funding to finalize product development and to pay for increased sales and marketing efforts.  In these circumstances, prospects of reaching a satisfactory profit level in a deteriorating economic climate were not promising.  As importantly, the Company determined that the kit aircraft business, aimed at customers for their personal use could not be readily compatible with the design, manufacture and marketing of more sophisticated aircraft required by military and commercial customers.  Therefore, in May 2008, the Company decided to cease production of the SparrowHawk and to seek to sell the program to a buyer with more compatible operating conditions and strategic interests.

The Company has also experienced a negative profit margin on the DARPA contract, which has reduced cash flows from operations.  Subsequent to June 30, 2008, DARPA announced the award of the Heliplane prime contractor position to the Georgia Institute of Technology (GT) for Phase IB.  Since then, the Company has been engaged as a GT subcontractor for rotor systems work of Phase IB.

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

In order to repay its debt obligations in full or in part when due, the Company will be required to raise significant capital from other sources.  Alternatively, the Company will be required to negotiate further extensions of the Series B Preferred Stock maturity date and its notes payable, as it has accomplished in the past.  There is no assurance, however, that the Company will be successful in these efforts.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Included in current liabilities and the working capital deficiency at June 30, 2008 is a $68,095,000 Series B Preferred Stock obligation.  On May 10, 2007, the Company received the approval of the Series B Holders to extend the redemption date of the Series B Preferred Stock from May 1, 2007 to June 16, 2007, or such later date as agreed to in writing by at least 80% of the Series B Holders.  Subsequently, the Series B Holders agreed in writing to an extension of the redemption date from June 16, 2007, to June 30, 2008.

Subsequent to June 30, 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, the Company redeemed approximately half of the outstanding Series B Stock in exchange for interest bearing notes, and the Series B Holders agreed to an extension of the redemption date of the remaining Series B Stock from June 30, 2008 to April 9, 2009.  Subsequently, the redemption date was extended from April 9, 2009 to June 9, 2009, from June 9, 2009 to August 9, 2009, and from August 9, 2009 to November 9, 2009, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.  In addition, the Series B Holders agreed to provide the Company with monthly funding to cover its minimum cash needs in excess of funding provided by payments from Georgia Tech for the Company’s work on the DARPA contract.

Substantially all assets of the Company, including its intellectual property, have been pledged as collateral for the Company’s debt.

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

In Phase I of this potential multi-year $55 million four-phase program, the Company was awarded a fifteen month $6.4 million contract to develop the preliminary design and perform key technology demonstrations.   On September 19, 2007, the DARPA contract was modified, increasing the contract award for Phase I from $6.4 million to $10.4 million, and extending the term of Phase I from fifteen to twenty-three months.  On March 5, 2008, the DARPA contract was modified, increasing the contract award for Phase I from $10.4 million to $10.9 million, adding an intermediary Phase IB to the base contract, and extending the term of the contract from twenty-three to thirty-six months.  Phase I and Phase IB of this potential multi-year program consist of developing the Heliplane through the level of the Preliminary Design Review (PDR) and performance of key technology demonstrations.

Phase I ended with a successful PDR in November 2007, except for final reports and some continued work on completing a test article rotor blade for the Heliplane.  The “kickoff meeting” for Phase IB took place in February of 2008; however, the Company could no longer bridge the large financial gap that this type of program, and the way it pays, created.  Thus, Phase IB was suspended until a new contractor could be found to replace the Company in its role as prime contractor for the Heliplane, with the Company to become the primary “subcontractor” supplying rotor system design and analysis work in support of Phase IB.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Subsequent to June 30, 2008, DARPA announced the award of the Heliplane prime contractor position to the Georgia Institute of Technology (GT) for Phase IB.  Since then, the Company has been engaged as a GT subcontractor for rotor systems work of Phase IB.  Payments to the Company by GT are expected to be paid on a monthly basis, significantly reducing the Company’s cash flow risk from the Heliplane program.

Substantial portions of Phase I payments are paid by the Company to subcontractors and consultants hired by the Company.  Payments under this contract are conditional upon the Company attaining several milestone objectives during the course of Phase I of the contract.  Contracts for subsequent phases are conditional on completion of Phase I and successor phases.

The Company recognizes revenue on this contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA.  At that time, DARPA will instruct the Company to submit an invoice for payment for the respective milestone at the amounts specified in the contract.  Because the Company has experienced a negative profit margin on Phase I of the DARPA contract, all contract-related costs and expenses are expensed as incurred.  Through June 30, 2008, the Company recognized revenues totaling $9,860,000 from the DARPA contract, $5,070,000 recognized in the fiscal year ended June 30, 2008, $2,440,000 recognized in the fiscal year ended June 30, 2007, and $2,350,000 recognized in the fiscal year ended June 30, 2006.

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

The calculation of the weighted average number of common shares outstanding excludes common shares that have been issued as collateral for certain notes payable to related parties (Note 9).  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full.  At June 30, 2008, the Company had issued 5,350,000 shares of common stock as collateral.

Note 5:  Related Party Accounts and Notes Receivable

Related party accounts and notes receivable at June 30, 2008 and 2007 resulted primarily from cash advances to employees, and include unsecured notes receivable totaling $5,000 and $37,000 from employees and former employees at June 30, 2008 and 2007, respectively, which bear interest at 7% to 12% per annum.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 6:  Detail of Certain Balance Sheet Accounts

Inventories consist of the following at June 30:

	2008	2007

Raw materials and parts	$-	$255,000
Work-in-progress	-	197,000
Finished goods	-	14,000

	$-	$466,000

Property and equipment consists of the following at June 30:

	2008	2007

Equipment and tools	$783,000	$855,000
Computer equipment and software	564,000	574,000
Aircraft	203,000	388,000
Vehicles	71,000	68,000
Leasehold improvements	46,000	111,000
Furniture	57,000	59,000
Construction-in-progress	-	28,000

	1,724,000	2,083,000
Accumulated depreciation and amortization	(1,591,000)	(1,402,000)

	$133,000	$681,000

Substantially all of the property and equipment has been pledged as collateral for debt.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Accounts payable consist of the following at June 30:

	2008	2007

Trade accounts payable	$3,720,000	$3,052,000
Related party payables	512,000	482,000

	$4,232,000	$3,534,000

Deferred revenue consists of the following at June 30:

	2008	2007

Related party customer advance payments	$-	$289,000
Customer advance payments	-	345,000

	$-	$634,000

Dealer deposits consist of the following at June 30:

	2008	2007

Related party dealer deposits	$1,701,000	$1,741,000
Dealer deposits	404,000	404,000

	$2,105,000	$2,145,000

Related parties consist of officers, directors, employees and shareholders.

Note 7:  Accrued Expenses:

Accrued expenses reported as current liabilities consist of the following at June 30:

	2008	2007

Compensation and related taxes	$1,243,000	$789,000
Related party interest	7,175,000	4,843,000
Interest	601,000	506,000
SparrowHawk customer deposits	260,000	-
Loan fees payable	-	164,000
Consulting fees	45,000	57,000
Finders’ compensation	14,000	33,000
Royalties to related parties (Note 20)	32,000	25,000
Other	59,000	72,000

Total	$9,429,000	$6,489,000

Accrued related party interest payable is comprised of interest expense payable on notes payable to related parties, consisting primarily of stockholders of the Company.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Long-term accrued expenses consist of the following at June 30:

	2008	2007

Deferred compensation	$4,722,000	$4,195,000
Accrued payroll taxes on deferred compensation	171,000	160,000
Accrued interest on deferred compensation	299,000	309,000

Total	$5,192,000	$4,664,000

The deferred compensation is payable to certain current and former officers, directors, and senior management executives of the Company, with amounts originating from fiscal year 1998 through the current fiscal year.  In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary.  The terms of the Company’s Series B Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors.  Through June 30, 2008, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company’s outstanding financing agreements and would be prudent in light of the Company’s financial condition and availability of cash.  In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.  The deferred compensation and related accrued payroll taxes and interest payable are classified as long-term liabilities at June 30, 2008 as the Company does not anticipate payment of any of these amounts in the next twelve months.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 8:  Notes Payable

Current notes payable are comprised of the following at June 30:

	2008	2007
Unsecured notes payable to vendors with interest at 20% for the first three months and 25% thereafter, in default as of June 2007	$251,000	$269,000

Unsecured note payable to a vendor with interest at 12%, in default as of June 2007	272,000	272,000

Unsecured note payable to an individual, with interest at 5%, due on demand	24,000	-

Unsecured note payable to a company with interest at 10.5%, due on demand	10,000	10,000

Current portion of long-term debt (Note 10)	7,000	7,000

	$564,000	$558,000

Short-term notes payable include notes payable to vendors totaling $523,000 and $541,000 that are technically in default at June 30, 2008 and 2007, respectively.  In addition, the Company is delinquent in making payments of accrued interest payable of $580,000 and $487,000 on this debt at June 30, 2008 and 2007, respectively.  The Company continues ongoing negotiations with these vendors and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

Note 9:  Related Party Notes Payable

Related party notes payable are comprised of the following notes payable either due on demand or within the twelve months at June 30:

	2008	2007

Unsecured notes payable to stockholders with interest at 18%	$3,848,000	$3,755,000

Unsecured note payable to stockholder with interest at 16%	50,000	50,000

Unsecured notes payable to stockholders with interest at 12%	4,506,000	5,488,000

Unsecured notes payable to stockholders with interest at 36%	4,400,000	1,400,000

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Unsecured note payable to stockholders with interest at 50%	162,000	558,000

Unsecured notes payable to stockholders with interest at 24%	1,161,000	-

Unsecured note payable to a stockholder with interest at 25%	20,000	20,000

Unsecured note payable to stockholder with interest at 12.5%	100,000	100,000

Unsecured note payable to stockholder with interest at 48%	165,000	-

Unsecured notes payable to stockholders with interest at 8%	869,000	706,000

Unsecured note payable to stockholder with interest at 5%	188,000	191,000

Unsecured note payable to an entity owned by certain members of senior management, with interest at 12%	184,000	180,000

Note payable to a stockholder with interest at 12%, secured by aircraft	40,000	-

Note payable to a stockholder with interest at 18%, due on demand, secured by research and development parts	50,000	50,000

Notes payable to stockholders with interest at 12%, secured by shares of the Company’s common stock	470,000	437,000

Unsecured note payable to a stockholders with interest at 12%, convertible into shares of the Company’s common stock upon successful completion of proposed financing/recapitalization	310,000	310,000

Unsecured note payable to a stockholder with interest at 18%, due May 2009	745,000	-

Notes payable to stockholders with interest at 10%, secured by shares of the Company’s common stock	215,000	198,000

	$17,483,000	$13,443,000

Related party notes payable at June 30, 2008 and 2007 include notes payable totaling $6,733,000 and $2,270,000, respectively, which are technically in default.  In addition, the Company is delinquent in making payments of accrued interest payable of $2,782,000 and $434,000 on this related party debt at June 30, 2008 and 2007, respectively.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Certain shareholder related party note holders may choose to convert outstanding principal and interest balances to common stock of the Company.  The conversion prices per share range from $0.20 per share to $1.25 per share.  At June 30, 2008, $15,168,000 of principal and interest is convertible into 56,081,180 shares of the Company’s common stock (see Note 12).

A total of 5,350,000 shares of the Company’s common stock have been issued as collateral for related party notes payable totaling $685,000 and $635,000 at June 30, 2008 and 2007, respectively (see Note 4).

Note 10:  Long-Term Debt

Long-term debt is comprised of the following at June 30:

	2008	2007

Unsecured note payable to a government-sponsored organization, due in monthly installments of $200 with final payment of $87,000 due December 2010	$92,000	$95,000

Capital lease obligations (Note 11)	17,000	21,000
	109,000	116,000
Less current portion (Note 8)	(7,000)	(7,000)

Total	$102,000	$109,000

Related party long-term debt is comprised of the following at June 30:

	2008	2007

Unsecured note payable to a stockholder with interest at 12%, due February 2010	$166,000	$186,000

Unsecured note payable to a stockholder with interest at 18%, due May 2009	-	745,000

Total	$166,000	$931,000

The stockholders may choose to convert outstanding principal and interest balances to common stock at $0.20 per share.  At June 30, 2008, $262,000 of principal and interest is convertible into 1,309,209 shares of the Company’s common stock (see Note 12).

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Future maturities of long-term debt are as follows:

Years Ending June 30:

2009	$7,000
2010	173,000
2011	92,000
2012	3,000

275,000
Less current portion	(7,000)

Long-term portion	$268,000

Note 11:  Capital Lease Obligations

The Company has entered into capital lease agreements with financial institutions for office equipment.  Assets held under capital lease included in property and equipment at June 30, 2008 and 2007 are as follows:

	2008	2007

Office equipment	$24,000	$24,000
Accumulated amortization	(7,000)	(3,000)

	$17,000	$21,000

Amortization expense for assets under capital lease is included with depreciation expense for all other depreciable assets.

Future minimum lease payments are as follows:

Year Ending June 30:
2009	$6,000
2010	6,000
2011	5,000
2012	3,000
20,000
Less amount representing interest	(3,000)

Present value of minimum lease payments (Note 10)	$17,000

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 12:  Preferred Stock

The Company has authorized 200,000,000 shares of preferred stock having no par value.  There are four series of preferred stock with 50,000,000 shares authorized within each series.  The rights, terms and preferences of preferred stock are set by the Board of Directors.  As of June 30, 2008, the Board of Directors has set rights, terms and preferences of Series A and Series B Preferred Stock for issue.

Series A Convertible Preferred Stock

As of June 30, 2008 and 2007, 1,400,000 shares of Series A Convertible Preferred Stock were issued and outstanding, and held by the following: David Groen, President and member of the Board of Directors, 1,025,000 shares; Robin Wilson, member of the Board of Directors 125,000 shares; the widow of the late Jay Groen 125,000 shares; and Dennis Gauger, former member of the Board of Directors, 125,000 shares.

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

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Series B Preferred Stock

At June 30, 2008 and 2007, there were 68,095 and 58,771 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock (the “Series B Preferred Stock”) outstanding, respectively.  The rights, terms, and preferences of the outstanding preferred shares, as amended, are as follows:

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

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

On February 13, 2007, the Series B Holders further extended the redemption date to May 1, 2007.  On May 10, 2007, the Series B Holders agreed to an extension of the redemption date of the Series B Preferred Stock to June 16, 2007, or such later date as agreed to in writing by at least 80% of the Series B Holders.  Subsequently, the Series B Holders agreed in writing to an extension of the redemption date June 16, 2007, to June 30, 2008.

Subsequent to June 30, 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, the Company redeemed approximately half of the outstanding Series B Stock in exchange for interest bearing notes, and the Series B Holders agreed to an extension of the redemption date of the remaining Series B Stock from June 30, 2008 to April 9, 2009.  Subsequently, the redemption date was extended from April 9, 2009 to June 9, 2009, from June 9, 2009 to August 9, 2009, and from August 9, 2009 to November 9, 2009, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.  In addition, the Series B Holders agreed to provide the Company with monthly funding to cover its minimum cash needs in excess of funding provided by payments from Georgia Tech for the Company’s work on the DARPA contract.

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

As a result of amendments to the features of the Series B Preferred Stock, if the Company is successful in raising the levels of funding that it requires to bring its debt obligations current, fund its planned operations, and complete aircraft certification requirements for its Hawk 4 gyroplane, significant portions of this funding may be required to make redemption payments on the Series B Preferred Stock in advance of the maturity date.  At June 30, 2008 and 2007, the recorded value of the Series B Preferred Stock was $68,095,000 and $58,771,000, respectively, which was recorded as a current liability.

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

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 13:  Common Stock

During the year ended June 30, 2008, the Company issued a total of 16,893,858 shares of its restricted common stock, primarily to accredited investors, in private placement offerings exempt from registration.  These shares were issued at prices per share of $0.04 to $0.20, with the prices per share recorded in these equity transactions approximating the quoted market price of the Company’s common stock.  The shares were issued for the following consideration: 2,353,661 shares for cash of $259,000; 2,095,060 shares in payment of accrued expenses of $138,000; 3,884,106 shares in payment of interest expense of $499,000; 5,402,271 shares in repayment of debt of $364,000; 3,059,760 shares in payment of the Company’s matching contribution to its 401(k) plan of $306,000; and 99,000 shares in payment of services of $10,000.  In addition, common stock was increased by $15,000 to adjust finders’ compensation on the sale of common stock.  The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

During the year ended June 30, 2007, the Company issued a total of 9,163,722 shares of its restricted common stock, primarily to accredited investors, in private placement offerings exempt from registration.  These shares were issued at prices per share of $0.14 to $0.25, with the prices per share recorded in these equity transactions approximating the quoted market price of the Company’s common stock.  The shares were issued for the following consideration: 2,891,135 shares for cash of $578,000; 427,495 shares in payment of accrued expenses of $82,000; 3,645,800 shares in payment of interest expense and prepaid interest expense of $493,000; 175,000 shares in reduction of deferred revenue of $35,000; 300,000 shares to purchase property and equipment of $45,000; 150,000 shares in reduction of stock deposit of $30,000; 983,142 shares in payment of the Company’s matching contribution to its 401(k) plan of $187,000; and 591,150 shares in payment of services of $114,000.  In addition, total finders’ compensation on the sale of common stock totaled $35,000.  The Company did not use underwriters in the sale or placement of these unregistered shares of common stock.

During the year ended June 30, 2008, the Company issued options to purchase a total of 40,177,921 shares of common stock:  2,367,075 options to investors in connection with the sale of common stock of the Company with exercise prices of $0.07 to $0.20 per share exercisable for periods of 1 to 2 years;  6,293,954 options as loan fees or interest expense to lenders with exercise prices of $0.07 to $0.20 per share exercisable for a period of 1 to 2 years; and 31,516,892 options to employees with exercise prices of $0.07 to $0.17 per share exercisable for a period of 5 to 7 years (granted under the Company’s employee stock option plan for which a Form S-8 registration statement has been filed).

During the year ended June 30, 2008, the Company issued warrants to purchase a total of 3,400,000 shares of common stock as loan fees or interest expense to lenders with exercise prices of $0.16 to $0.27 per share exercisable for a period of three years.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

The Company estimated the combined value of the 6,293,954 options and the 3,400,000 warrants issued to lenders in the year ended June 30, 2008 at $174,000 using the Black-Scholes option pricing model, and charged this amount to interest expense.  This amount has been reduced by $76,000 for the periodic adjustments to the value of 3,200,000 variable stock options issued during the year ended June 30, 2006 computed using the Black-Scholes option pricing model.  The Company also charged a total of $8,000 to general and administrative expense for the current year vesting of the grant date fair value of 500,000 options issued to a non-employee consultant.

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

The Company estimated the combined value of the 2,868,403 options and the 420,000 warrants issued to lenders in the year ended June 30, 2007 at $185,000 using the Black-Scholes option pricing model, and charged this amount to interest expense.  This amount has been reduced by $6,000 for the periodic adjustments to the value of 3,200,000 variable stock options issued during the year ended June 30, 2006 computed using the Black-Scholes option pricing model.  The Company estimated the value of the 1,500,000 options issued to an individual for services at $120,000 using the Black-Scholes option pricing model, and charged this amount to general and administrative expense.  The Company also charged a total of $8,000 to general and administrative expense for the current year vesting of the grant date fair value of 500,000 options issued to a non-employee consultant.

The Company has issued shares of its common stock as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The legend will only be removed if the Company is in default on the applicable loan, at which time, a new certificate will be issued and a value recorded for the shares to account for the loan and accrued interest settled.  In addition, the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable loan and accrued interest are paid in full.  To date, the Company has not defaulted on any loan where common stock has been pledged as collateral.  Under this assumption, the Company believes it is appropriate to not assign any value to the collateral shares issued and to not include these shares in the calculation of loss per share.  At June 30, 2008 and 2007, the Company had issued 5,350,000 shares of common stock as collateral.

The Company was a plaintiff in connection with four million shares of the Company’s common stock issued for the purposes of obtaining a foreign loan in Luxembourg in 1993.  In that suit, the Company obtained injunctions in Germany and Luxembourg preventing those shares from being sold or liquidated.  The Company prevailed in the case at appellate levels.  The Company obtained a court order from Luxembourg to have the certificates returned to the Company.  The shares were returned to the Company and were cancelled in May 2007.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

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

Note 14:  Stock Option Plan and Stock Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the years ended June 30, 2008 and 2007 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Years Ended June 30,
	2008	2007

Cost of sales	$176,000	$119,000
Research and development	386,000	453,000
General and administrative	139,000	211,000

Total stock-based compensation expense realized and increase in net loss	$701,000	$783,000

There was no stock compensation expense capitalized during the years ended June 30, 2008 and 2007.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

The following table summarizes the stock option and warrant activity during the year ended June 30, 2008:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at June 30, 2007	87,160,000	$ 0.27
Granted	43,578,000	0.11
Exercised	-	-
Cancelled	(30,456,000)	0.15
Expired	(26,397,000)	0.32

Outstanding at June 30, 2008	73,885,000	0.28	2.63	$ 0

Options vested and exercisable at June 30, 2008	62,106,000	0.30	2.15	$ 0

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.04 per share as of June 30, 2008, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of June 30, 2008, the total future compensation cost related to non-vested stock-options not yet recognized in the condensed consolidated statements of operations was $779,000, and the weighted average period over which these awards are expected to be recognized was 0.90 years.

The grant date fair value of the stock options and warrants issued during the year ended June 30, 2008 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	$ -
Expected stock price volatility	50.29%
Risk-free interest rate	3.12%
Expected life of options and warrants	1 – 7 years

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

Note 15:  Income Taxes

The benefit for income taxes differs from the amount computed at the federal statutory rate as follows:

	Years Ended June 30,
	2008	2007
Income tax benefit at federal statutory rate	$7,736,000	$9,913,000

Series B preferred stock interest expense	(3,636,000)	(4,895,000)

Stock and stock options issued for services and interest	(543,000)	(737,000)

Research and development credit	152,000	161,000

Other	(4,000)	(4,000)

Change in valuation allowance	(3,705,000)	(4,438,000)

	$-	$-

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Deferred tax assets (liabilities) as of June 30, 2008 and 2007 are as follows:

	2008	2007

Net operating loss carryforwards	$27,108,000	$25,567,000
Research and development credit carryforward	2,379,000	2,227,000
Accrued interest payable	2,849,000	1,889,000
Accrued payroll and related	2,438,000	1,840,000
Deferred revenue	101,000	247,000
Other	15,000	75,000
Depreciation	138,000	(81,000)
Inventories	115,000	-
Valuation allowance	(35,143,000)	(31,764,000)

	$-	$-

At June 30, 2008, the Company has net operating loss carryforwards available to offset future taxable income of approximately $70 million which will begin to expire in fiscal year 2009.  The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.  The Tax Reform Act of 1986 limits the annual amount that can be utilized for certain of these carryforwards as a result of changes in ownership of the Company.  An ownership change may have occurred which may severely impact the utilization of the net operating loss carryforwards.

Due to uncertainties surrounding the realization of all carryforwards and currently non-deductible accruals, a valuation allowance has been established to offset the net deferred income tax asset resulting from such deferred tax items.

The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  Fin 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.

At the adoption date of July 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.  There has been no significant change in the unrecognized tax benefit during the year ended June 30, 2008.

The Company classifies interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations under general and administrative expenses.  As of June 30, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and certain state jurisdictions.  All federal net operating loss carry forwards as of June 30, 2008 are subject to examination.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 16:  Supplemental Statement of Cash Flows Information

During the year ended June 30, 2008, the Company:

•	Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $10,000.

•	Decreased inventory and increased property and equipment by $17,000.

•	Acquired property and equipment of $78,000 through the issuance of accounts payable.

•	Issued debt to acquire property and equipment of $5,000.

•	Decreased property and equipment and debt by $5,000.

•	Issued 2,095,060 shares of common stock in payment of accrued expenses of $138,000.

•	Increased common stock and decreased accrued expenses by $15,000.

•	Increased debt and decreased accrued expenses by $804,000 for the reclassification of interest payable.

•	Issued 5,402,271 shares of common stock in repayment of debt of $364,000.

•	Increased accrued expenses and decreased deferred revenue by $260,000.

•	Decreased related party accounts and notes receivable by $26,000, decreased accrued expenses by $6,000, and decreased related party long-term debt by $20,000.

•	Decreased related party accounts and notes receivable and accrued expenses by $22,000.

During the year ended June 30, 2007, the Company:

•	Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $10,000.

•	Decreased inventory and increased property and equipment by $6,000.

•	Acquired property and equipment of $127,000 through the issuance of accounts payable.

•	Issued debt to acquire property and equipment of $11,000.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

•	Issued 300,000 shares of common stock to acquire property and equipment of $45,000.

•	Increased related party notes payable and decreased accounts payable by $96,000 for the transfer of accounts payable to debt.

•	Issued 427,495 shares of common stock in payment of accrued expenses of $82,000.

•	Issued 175,000 shares of common stock in repayment of deferred revenue of $35,000.

•	Increased accrued expenses and decreased common stock by $35,000 for accrued finders’ compensation.

•	Issued 150,000 shares of common stock in reduction of stock deposits of $30,000.

•	Increased debt and decreased accrued expenses by $490,000 for the reclassification of interest payable.

•
Issued 10,700 shares of Series B Preferred Stock, resulting in an increase to Series B cumulative redeemable non-voting preferred stock and a decrease to liability to issue additional shares of Series B preferred stock of $10,700,000.

Actual cash paid for interest was $79,000 and $195,000 in fiscal years 2008 and 2007, respectively.

No amounts were paid for income taxes in the fiscal years 2008 and 2007.

17:  Operating Lease Obligations

The Company leases certain property, vehicles and facilities under noncancellable operating leases.  Future minimum rental payments required under these leases are as follows:

Years Ending June 30,	Amount

2009	$258,000
2010	271,000
2011	73,000

$602,000

Rental expense for non-cancellable operating leases was $348,000 and $324,000 for the years ended June 30, 2008 and 2007, respectively.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 18:  401(k) Saving Plan

The Company has a 401(k) Plan (the Plan) to provide retirement and incidental benefits for its employees.  Employees may contribute from 1% to 25% of their gross pay to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service.  The Company may contribute a matching contribution at a rate set by the Board of Directors.  The Plan operates on a calendar year basis.  In fiscal years 2008 and 2007, and based on contributions by employees during calendar years 2007 and 2006, the Company made matching contributions to the Plan of $306,000 and $187,000, respectively, in the form of shares of its common stock.  Shares issued under the Plan are “restricted” as defined under the rules of the Securities and Exchange Commission.

Note 19:  Commitments and Contingencies

Royalty payments of 1% of the gross sales price of gyroplanes are to be paid to the Company’s founders, David Groen and the estate of the late Jay Groen.  As of June 30, 2008 and 2007, royalties payable totaled $16,000 and $12,500 to each of these parties, respectively.  The royalty expense is included in cost of sales in the consolidated statement of operations.

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

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 21:  Subsequent Events

DARPA Contract - In January 2009, DARPA awarded the Heliplane prime contractor position to the Georgia Institute of Technology (GT) for Phase IB of the DARPA contract.  Since then, the Company has been engaged as a GT subcontractor for rotor systems work of Phase IB.

Series B Preferred Stock - On October 9, 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, the Company redeemed approximately half of the outstanding Series B Stock in exchange for interest bearing notes, and the Series B Holders agreed to an extension of the redemption date of the remaining Series B Preferred Stock from June 30, 2008 to April 9, 2009.  Subsequently, the redemption date was extended from April 9, 2009 to June 9, 2009, from June 9, 2009 to August 9, 2009, and from August 9, 2009 to November 9, 2009, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.

Also as part of the Note Purchase Agreement, the Series B Holders, through the purchase of the Company’s promissory notes, agreed to provide the Company with monthly funding to meet minimum operating capital needs for a period up to the end of January 2009.  Subsequent to the end of January, 2009, the Series B Holders and the Company have twice amended the October 9, 2008 Note Purchase Agreement, continuing to provide funding to meet the Company’s monthly minimum financial needs.  Pursuant to the Note Purchase Agreement, monthly funding will be provided up through a fixed amount that management of the Company anticipates will cover its minimum cash needs in excess of the funding provided by payments from Georgia Tech for the Company’s continued work on the DARPA Heliplane.

With the extension of the due dates of the remaining Series B Preferred Stock and the Note Purchase Agreement, substantially all assets of the Company, including its intellectual property, have been pledged as collateral for the Company’s debt.