Form 10-Q
period 2008-09-30
GROEN BROTHERS AVIATION INC /UT/
filed 2010-01-20
CIK 870743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

Commission File No. 0-18958

Groen Brothers Aviation, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Utah	87-0489865
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2640 West California Avenue
Salt Lake City, Utah 84104-4593
(Address of principal executive offices, including zip code)

(801) 973-0177
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not yet been phased into the Interactive Data reporting system.  Yes ☐    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

As of September 30, 2008 and January 13, 2010, there were 171,416,289 shares of the Registrant’s common stock, no par value per share, outstanding.

GROEN BROTHERS AVIATION, INC.
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Balance Sheets

ASSETS	September 30, 2008	June 30, 2008
	(Unaudited)
Current assets:
Cash	$1,000	$3,000
Accounts receivable, net of allowance of $7,000	20,000	14,000
Related party accounts and notes receivable	4,000	5,000
Prepaid expenses	3,000	6,000
Total current assets	28,000	28,000
Property and equipment, net	118,000	133,000

Total assets	$146,000	$161,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Bank overdraft	$115,000	$22,000
Bank overdraft line of credit	1,000	47,000
Accounts payable	4,210,000	4,232,000
Accrued expenses	10,285,000	9,429,000
Notes payable	564,000	564,000
Related party notes payable	17,517,000	17,483,000
Series B 15% cumulative redeemable non-voting preferred stock, no par value, 50,000,000 shares authorized, 70,649 and 68,095 shares issued and outstanding, respectively	70,649,000	68,095,000
Total current liabilities	103,341,000	99,872,000
Long-term liabilities:
Accrued expenses	5,287,000	5,192,000
Deferred revenue	25,000	25,000
Long-term debt	101,000	102,000
Related party long-term debt	166,000	166,000
Dealer deposits	2,105,000	2,105,000
Total liabilities	111,025,000	107,462,000

Stockholders’ deficit:
Series A convertible preferred stock, no par value, 50,000,000 shares authorized, 1,400,000 shares issued and outstanding	70,000	70,000
Common stock, no par value, 500,000,000 shares authorized, 171,416,289 shares issued and outstanding	34,485,000	34,390,000
Accumulated deficit	(145,434,000)	(141,761,000)
Total stockholders’ deficit	(110,879,000)	(107,301,000)

Total liabilities and stockholders’ deficit	$146,000	$161,000

See accompanying notes to condensed consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2008	2007

Revenues	$383,000	$2,024,000

Costs and expenses:
Cost of sales	143,000	2,158,000
Research and development	59,000	259,000
General and administrative expenses	342,000	828,000

Total costs and expenses	544,000	3,245,000

Loss from operations	(161,000)	(1,221,000)

Other income (expense):
Related party interest income	1,000	1,000
Interest and other income	1,000	-
Gain on sale of property and equipment	42,000	-
Gain on extinguishment of debt	-	1,000
Interest expense	(1,002,000)	(1,007,000)
Series B preferred stock interest expense	(2,554,000)	(2,204,000)

Total other income (expense)	(3,512,000)	(3,209,000)

Loss before income taxes	(3,673,000)	(4,430,000)

Income tax benefit	-	-

Net loss	$(3,673,000)	$(4,430,000)

Net loss per common share – basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding – basic and diluted	166,066,000	149,355,000

See accompanying notes to condensed consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,673,000)	$(4,430,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	14,000	52,000
Common stock issued for interest expense	-	69,000
Stock options and warrants issued for interest expense	17,000	80,000
Stock options issued for services	-	2,000
Stock-based compensation	74,000	195,000
Interest expense accrued on Series B preferred stock	2,554,000	2,204,000
Interest expense added to debt principal	7,000	4,000
Gain on extinguishment of debt	-	(1,000)
Interest income on related party notes receivable	-	(1,000)
Gain on sale of property and equipment	(42,000)	-
(Increase) decrease in:
Accounts and notes receivable	(6,000)	(1,898,000)
Prepaid expenses	3,000	(50,000)
Inventories	-	(102,000)
Increase (decrease) in:
Accounts payable	(3,000)	(350,000)
Accrued expenses	956,000	851,000
Deferred revenue	-	(39,000)
Net cash used in operating activities	(99,000)	(3,414,000)

Cash flows from investing activities:
Purchase of property and equipment	-	(6,000)
Proceeds from sale of property and equipment	24,000	-
Payments of related party notes receivable	-	1,000
Net cash provided by (used in) investing activities	24,000	(5,000)

Cash flows from financing activities:
Proceeds from the issuance of debt	27,000	3,978,000
Repayment of debt	(1,000)	(595,000)
Increase in bank overdraft	93,000	-
Repayment of bank overdraft line of credit	(46,000)	-
Proceeds from the issuance of common stock and stock options	-	20,000
Payment of finders’ compensation on issuance of common stock	-	(1,000)
Net cash provided by financing activities	73,000	3,402,000

Net decrease in cash	(2,000)	(17,000)
Cash, beginning of period	3,000	60,000

Cash, end of period	$1,000	$43,000

See accompanying notes to condensed consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

Organization and Consolidation

The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. (the “Company”) and its wholly owned subsidiary, Groen Brothers Aviation USA, Inc. (“GBA USA”), and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2008, and the results of operations and cash flows for the three months ended September 30, 2008 and 2007.  The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2009.

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

At September 30, 2008, the Company had total current liabilities of $103,341,000 and current assets of $28,000, resulting in a working capital deficiency of $103,313,000.  At September 30, 2008, the Company had a total stockholders’ deficit of $110,879,000.

Following delays in our Heliplane program for the U.S. Defense Advanced Research Projects Agency (“DARPA”), lower than anticipated results from sales of our SparrowHawk kits, and negative conditions in capital markets, we effected a substantial reduction in force and have significantly scaled back the level of our operations.

Historically, the Company experienced a negative gross profit on sales of Sparrow Hawk kits and the number of SparrowHawk kits sold fell below expectations, due in part to lack of funding to finalize product development and to pay for increased sales and marketing efforts.  In these circumstances, prospects of reaching a satisfactory profit level in a deteriorating economic climate were not promising.  As importantly, the Company determined that the kit aircraft business, aimed at customers for their personal use could not be readily compatible with the design, manufacture and marketing of more sophisticated aircraft required by military and commercial customers.  Therefore, in May 2008, the Company decided to cease production of the SparrowHawk and to seek to sell the program to a buyer with more compatible operating conditions and strategic interests.  Consistent with this decision, and as part of its reduction in operations, the Company discontinued its SparrowHawk flight training and other flight operations at Buckeye Airport, Arizona and also terminated the lease on its primary hangar at that location.   The Company retained its small leased hangar at Buckeye for storage and to maintain the ability to undertake flight tests or demonstration flights at that airport if needed.

The Company has also experienced a negative profit margin on the DARPA contract, which has reduced cash flows from operations.  Subsequent to September 30, 2008, DARPA announced the award of the Heliplane prime contractor position to the Georgia Institute of Technology (GT) for Phase IB.  Since then, the Company has been engaged as a GT subcontractor for rotor systems work of Phase IB.

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

Included in current liabilities and the working capital deficiency at September 30, 2008 is a $70,649,000 Series B Preferred Stock obligation.  On May 10, 2007, the Company received the approval of the Series B Holders to extend the redemption date of the Series B Preferred Stock from May 1, 2007 to June 16, 2007, or such later date as agreed to in writing by at least 80% of the Series B Holders.  Subsequently, the Series B Holders agreed in writing to an extension of the redemption date from June 16, 2007, to June 30, 2008.

Subsequent to June 30, 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, the Company redeemed approximately half of the outstanding Series B Stock in exchange for interest bearing notes, and the Series B Holders agreed to an extension of the redemption date of the remaining Series B Stock from June 30, 2008 to April 9, 2009.  Subsequently, the redemption date was extended from April 9, 2009 to June 9, 2009, from June 9, 2009 to August 9, 2009, from August 9, 2009 to November 9, 2009, and from November 9, 2009 to February 9, 2010, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.  In addition, the Series B Holders agreed to provide the Company with monthly funding to cover its minimum cash needs in excess of funding provided by payments from Georgia Tech for the Company’s work on the DARPA contract.

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

Reclassifications

Certain amounts in the condensed consolidated financial statements for the three months ended September 30, 2007 have been reclassified to conform to the current period presentation.

Note 2:  Loss Per Common Share

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

The calculation of the weighted average number of common shares outstanding excludes common shares that have been issued as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full.  At September 30, 2008, the Company had issued 5,350,000 shares of common stock as collateral.

Note 3:  Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the three-month periods ended September 30, 2008 and 2007 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended September 30,
	2008	2007

Cost of sales	$31,000	$28,000
Research and development	13,000	111,000
General and administrative	30,000	56,000

Total stock-based compensation expense	$74,000	$195,000

There was no stock compensation expense capitalized during the three months ended September 30, 2008 and 2007.

During the three months ended September 30, 2008, no new stock options or warrants were issued.  The following table summarizes the stock option and warrant activity during the three months ended September 30, 2008:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at June 30, 2008	73,885,000	$ 0.28
Granted	-	-
Exercised	-	-
Cancelled	(9,555,000)	0.21
Expired	(1,980,000)	0.20

Outstanding at September 30, 2008	62,350,000	0.29	1.24	$ 0

Options vested and exercisable at September 30, 2008	51,738,000	0.31	0.65	$ 0

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.022 as of September 30, 2008, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of September 30, 2008, the total future compensation cost related to non-vested stock-options not yet recognized in the condensed consolidated statements of operations was approximately $651,000, and the weighted average period over which these awards are expected to be recognized was 0.73 years.

Note 4:  Accrued Expenses

Accrued expenses consisted of the following at September 30, 2008:

Compensation and related taxes	$1,144,000
Related party interest	7,712,000
Interest	1,025,000
Customer deposits	261,000
Consulting fees	42,000
Finders’ compensation	10,000
Royalties to related parties	32,000
Other	59,000

Total	$10,285,000

Accrued related party interest payable is comprised of interest expense payable on notes payable to related parties, consisting primarily of stockholders of the Company.

Royalty payments totaling 1% of the gross sales price of gyroplanes are to be paid to the Company’s founders, David Groen and the estate of the late Jay Groen.  Through September 30, 2008, royalties payable totaled $16,000 to each of these individuals, which amounts are accrued as a component of cost of sales in the condensed consolidated statements of operations.

Long-term accrued expenses consisted of the following at September 30, 2008:

Deferred compensation	$4,816,000
Accrued payroll taxes on deferred compensation	172,000
Accrued interest on deferred compensation	299,000

Total	$5,287,000

The deferred compensation is payable to certain current and former officers, directors, and senior management of the Company, with amounts originating from fiscal year 1998 through the current fiscal year.  In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary.  The terms of the Company’s Series B 15% Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B 15% Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B 15% Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors.  Through September 30, 2008, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company’s outstanding financing agreements and would be prudent in light of the Company’s financial condition and availability of cash.  In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.  The deferred compensation and related accrued payroll taxes and interest payable are classified as long-term liabilities at September 30, 2008 as the Company does not anticipate payment of any of these amounts in the next twelve months.

Note 5:  Debt

Included in short-term notes payable at September 30, 2008 are notes payable to vendors and others totaling $564,000, substantially all of which are in default.  The Company continues ongoing negotiations with certain of the vendors and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

Substantially all related party notes payable of $17,517,000 and related party long-term debt of $166,000 at September 30, 2008 are payable to stockholders of the Company who are considered related parties.  The Company is delinquent in making payments on related party notes payable totaling $6,207,000.

The Company is also delinquent on making payments of accrued interest payable on debt of $3,384,000, of which $2,780,000 is payable to related parties.

Note 6:  Dealer Deposits

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

Note 7:  Preferred Stock

The Company has authorized 200,000,000 shares of preferred stock having no par value.  There are four series of preferred stock with 50,000,000 shares authorized within each series.  The rights, terms and preferences of preferred stock are set by the Board of Directors.  As of September 30, 2008, the Board of Directors has set rights, terms and preferences of Series A and Series B Preferred Stock for issue.

Series A Convertible Preferred Stock

As of September 30, 2008, 1,400,000 shares of Series A Convertible Preferred Stock were issued and outstanding, and held by the following: David Groen, President and member of the Board of Directors, 1,025,000 shares; Robin Wilson, member of the Board of Directors 125,000 shares; the widow of the late Jay Groen 125,000 shares; and Dennis Gauger, former member of the Board of Directors, 125,000 shares.

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

Series B Preferred Stock

At September 30, 2008, there were 70,649 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock (the “Series B Preferred Stock”) outstanding.  The rights, terms, and preferences of the outstanding preferred shares, as amended, are as follows:

•	The shares have no voting rights.

•	Each share’s original Stated Value, upon which unpaid dividends may accumulate, is $1,000.

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

•	The Company is required to make pro rata redemptions of the shares in the event the Company receives proceeds from certain financing transactions that exceed $20 million in the aggregate.

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

Subsequent to September 30, 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, the Company redeemed approximately half of the outstanding Series B Stock in exchange for interest bearing notes, and the Series B Holders agreed to an extension of the redemption date of the remaining Series B Stock from June 30, 2008 to April 9, 2009.  Subsequently, the redemption date was extended from April 9, 2009 to June 9, 2009, from June 9, 2009 to August 9, 2009, from August 9, 2009 to November 9, 2009, and from November 9, 2009 to February 9, 2010, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.  In addition, the Series B Holders agreed to provide the Company with monthly funding to cover its minimum cash needs in excess of funding provided by payments from Georgia Tech for the Company’s work on the DARPA contract.

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

As a result of amendments to the features of the Series B Preferred Stock, if the Company is successful in raising the levels of funding that it requires to bring its debt obligations current, fund its planned operations, and complete aircraft certification requirements for its Hawk 4 gyroplane, significant portions of this funding may be required to make redemption payments on the Series B Preferred Stock in advance of the maturity date.  At September 30, 2008, the recorded value of the Series B Preferred Stock was $70,649,000, which was recorded as a current liability.

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

Note 8:  Stockholders’ Equity

During the three months ended September 30, 2008, the Company did not issue any shares of its common or any options and warrants to purchase shares of common stock.

The Company has issued shares of its common stock as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full.  As of September 30, 2008, Company had issued 5,350,000 shares of common stock as collateral.

Note 9:  Supplemental Statement of Cash Flows Information

During the three months ended September 30, 2008 the Company had the following non-cash investing and financing activities:

•	Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $1,000.

•	Decreased property and equipment and decreased accounts payable by $19,000 for property and equipment returned to vendor.

•	Decreased accrued expenses and increased common stock by $4,000 for changes to accrued finders’ compensation.

During the three months ended September 30, 2007 the Company had the following non-cash investing and financing activities:

•	Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $2,000.

•	Increased property and equipment and decreased inventories by $9,000 for work-in progress inventories transferred to construction-in-progress.

•	Acquired property and equipment through the issuance of accounts payable of $12,000.

•	Acquired property and equipment through the issuance of related party notes payable of $5,000.

•	Decreased accounts payable and increased short-term notes payable by $28,000.

•	Issued 15,000 shares of common stock in payment of accrued expenses of $2,000.

•	Decreased accrued expenses and increased common stock by $2,000 for changes to accrued finders’ compensation.

•	Decreased accrued expenses and increased debt by $1,000 for accrued interest payable added to debt principal.

Cash paid for interest expense was $1,000 and $55,000 for the three months ended September 30, 2008 and 2007, respectively.

No payments of income taxes were made during the three months ended September 30, 2008 and 2007.

Note 10:  Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162. The Codification will become the source of authoritative U.S. generally accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 (our quarter ended September 30, 2009).  We are currently unable to determine what impact the future application of this pronouncement may have on our consolidated financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events.  This statement is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The statement is effective for interim and annual periods ending after June 15, 2009, or our fiscal year ended June 30, 2009.  We are currently unable to determine what impact the future application of this pronouncement may have on our consolidated financial statements.

Note 11:  Subsequent Events

DARPA Contract - In January 2009, DARPA awarded the Heliplane prime contractor position to the Georgia Institute of Technology (GT) for Phase IB of the DARPA contract.  Since then, the Company has been engaged as a GT subcontractor for rotor systems work of Phase IB.

Series B Preferred Stock - On October 9, 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, the Company redeemed approximately half of the outstanding Series B Stock in exchange for interest bearing notes, and the Series B Holders agreed to an extension of the redemption date of the remaining Series B Preferred Stock from June 30, 2008 to April 9, 2009.  Subsequently, the redemption date was extended from April 9, 2009 to June 9, 2009, from June 9, 2009 to August 9, 2009, from August 9, 2009 to November 9, 2009, and from November 9, 2009 to February 9, 2010, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.

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

Debt Financing

Subsequent to September 30, 2008 through January 13, 2010, the Company has received net proceeds from debt financing of approximately $3.5 million, substantially all of which was monthly funding received from the holders of the Series B Preferred Stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This management’s discussion and analysis of financial condition and results of operations and other portions of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by this forward-looking information.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in the Annual Report on Form 10-K for the year ended June 30, 2008, filed on November 12, 2009, under the heading “Forward Looking Statements” and elsewhere.  Investors should review this quarterly report on Form 10-Q in combination with our Annual Report on Form 10-K in order to have a more complete understanding of the principal risks associated with an investment in our common stock.  This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this document.

Background

We are engaged in the business of designing and developing new technology gyroplane and gyrodyne rotor-wing aircraft for military and commercial uses.  Following the delays in our Heliplane program for DARPA, lower than anticipated results from sales of SparrowHawk kits, and negative conditions in capital markets, we undertook cost-cutting measures that we hope will allow us to continue to develop our technology on a reduced scale.  We effected a substantial reduction in force and have reduced other operating expenditures as well.

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

At September 30, 2008, the Company had total current liabilities of $103,341,000 and current assets of $28,000, resulting in a working capital deficiency of $103,313,000.  At September 30, 2008, the Company had a total stockholders’ deficit of $110,879,000.

Following delays in our Heliplane program for the U.S. Defense Advanced Research Projects Agency (“DARPA”), lower than anticipated results from sales of our SparrowHawk kits, and negative conditions in capital markets, we effected a substantial reduction in force and have significantly scaled back the level of our operations.

Historically, the Company experienced a negative gross profit on sales of Sparrow Hawk kits and the number of SparrowHawk kits sold fell below expectations, due in part to lack of funding to finalize product development and to pay for increased sales and marketing efforts.  In these circumstances, prospects of reaching a satisfactory profit level in a deteriorating economic climate were not promising.  As importantly, the Company determined that the kit aircraft business, aimed at customers for their personal use could not be readily compatible with the design, manufacture and marketing of more sophisticated aircraft required by military and commercial customers.  Therefore, in May 2008, the Company decided to cease production of the SparrowHawk and to seek to sell the program to a buyer with more compatible operating conditions and strategic interests.  Consistent with this decision, and as part of its reduction in operations, the Company discontinued its SparrowHawk flight training and other flight operations at Buckeye Airport, Arizona and also terminated the lease on its primary hangar at that location.   The Company retained its small leased hangar at Buckeye for storage and to maintain the ability to undertake flight tests or demonstration flights at that airport if needed.

The Company has also experienced a negative profit margin on the DARPA contract, which has reduced cash flows from operations.  Subsequent to September 30, 2008, DARPA announced the award of the Heliplane prime contractor position to the Georgia Institute of Technology (GT) for Phase IB.  Since then, the Company has been engaged as a GT subcontractor for rotor systems work of Phase IB.

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

Included in current liabilities and the working capital deficiency at September 30, 2008 is a $70,649,000 Series B Preferred Stock obligation.  On May 10, 2007, the Company received the approval of the Series B Holders to extend the redemption date of the Series B Preferred Stock from May 1, 2007 to June 16, 2007, or such later date as agreed to in writing by at least 80% of the Series B Holders.  Subsequently, the Series B Holders agreed in writing to an extension of the redemption date from June 16, 2007, to June 30, 2008.

Subsequent to September 30, 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, the Company redeemed approximately half of the outstanding Series B Stock in exchange for interest bearing notes, and the Series B Holders agreed to an extension of the redemption date of the remaining Series B Stock from June 30, 2008 to April 9, 2009.  Subsequently, the redemption date was extended from April 9, 2009 to June 9, 2009, from June 9, 2009 to August 9, 2009, from August 9, 2009 to November 9, 2009, and from November 9, 2009 to February 9, 2010, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.  In addition, the Series B Holders agreed to provide the Company with monthly funding to cover its minimum cash needs in excess of funding provided by payments from Georgia Tech for the Company’s work on the DARPA contract.

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

DARPA Contract
On November 7, 2005, DARPA selected a Company-led team to design a proof of concept high-speed, long range, VTOL aircraft.  This modern rotorcraft, named the “Heliplane” by DARPA, is intended as a demonstrator aircraft for potential use in combat search and rescue roles and is designed to fly at a forward speed of 400 mph which is a speed twice as fast as is typical for helicopters, with a 1,150 mile range, essentially offering the VTOL capability of a helicopter with the fast forward flight capability of an airplane with the safety, simplicity and reliability of a GBA gyroplane and is designed to exploit our gyrodyne technology.

Phase One of this potential multi-year four-phase Heliplane program began with a 15-month $6.4 million award to develop the preliminary design and perform key technology demonstrations.  On September 19, 2007, the DARPA contract was modified, increasing the contract award from $6.4 million to $10.4 million, and extending the term of Phase One from 15 to 23 months.  Substantial portions of Phase One payments were paid by us to subcontractors and consultants hired by us.  Payments under this contract were conditional upon our attaining several milestone objectives during the course of Phase One of the contract.

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

Future Company Gyrodyne Aircraft

The Heliplane gyrodyne represents the possible model for the next generation rotor wing aircraft, meeting economy and performance goals not considered achievable by any other type of VTOL aircraft.  As our gyrodyne technology is scalable to much larger aircraft, it has potential applications for both heavy lift, high speed short-range vertical take-off and landing (“VTOL”) military aircraft and for runway independent commercial airliners.  We have been actively engaged in discussions with government agencies and potential aerospace strategic partners in this country with respect to military and commercial gyrodyne and gyroplane applications, and in Europe, India, and China with respect to commercial gyroplane applications.

The gyrodyne technology developed for the Heliplane also has direct application to the design of short-range VTOL commercial airliners that are runway independent.  We believe that growth in the economy can produce heavy demand for aircraft that do not require the use of increasingly congested runways and are not limited by air traffic control constraints, and we anticipate an opportunity to develop such an aircraft.  We believe that by using the airframe of an existing type-certificated production airplane and adding our rotor system, gyrodyne airliners can be delivered for substantially less investment and in less time than would normally be required to bring a new airliner to market.  Our longer-range plans have identified opportunities for large (18-60 seat) gyrodynes to provide commercial passenger service in short and medium-range markets.

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

Executive officers and employees of the Company have met in China with government officials and aerospace executives on several occasions and Company representatives have made presentations covering the application of our gyroplane and gyrodyne technologies to China’s commercial needs.  The presentations were well received and resulted in us being invited back to China to discuss specific proposals for joint ventures or cooperation.  We have also been introduced to a potential Light Gyroplane JV partner and we continue to make progress with that objective.

We believe that Asia represents a potentially very large market for our products, from the SparrowHawk size gyroplanes, to the Hawk 4 gyroplane and its variants, to the varying sizes of tip-jet powered gyrodynes in commuter airline and transport category aircraft.  In addition, we believe that these types of safe, economical, high performance Ultra-Short and Vertical Takeoff and Landing (USTOL and VTOL) aircraft can be very important in helping solve the transportation needs of the burgeoning economies of China, India, Korea and other Asian nations.  However, we have not entered into any definitive agreements or arrangements for the development or sale of our products in Asia and no assurances can be given that we will be able to complete development of such products or be able to sell such products in Asia.

All our government marketing and therefore our responses to requests for proposals to participate in research and development programs suited to our technology have been directed exclusively to the United States Government.

Results of Operations

Revenues

The Company’s consolidated revenues are comprised of the following:

	Three Months Ended September 30,
	2008	2007

Government contract	$363,000	$1,896,000
SparrowHawk kits and parts	17,000	106,000
Flight training	-	12,000
Other operating	3,000	10,000

Total	$383,000	$2,024,000

Total revenues decreased $1,641,000 to $383,000 in the three months ended September 30, 2008 from $2,024,000 in the three months ended September 30, 2007.  The decrease in revenues in the first three months of the current fiscal year was primarily attributed to the decrease in revenues from the DARPA contract and a decrease in the sales of SparrowHawk kits and parts.  We also experienced decreases in flight training and other operating revenues.  As discussed above, we significantly scaled back the level of our operations in the fiscal year ended June 30, 2008, including ceasing production of the SparrowHawk, eliminating flight training and reducing the level of our involvement in the DARPA contract.

We recognize revenue on the DARPA contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA.  At that time, DARPA instructs us to submit an invoice for payment for the respective milestone at the amount specified in the contract.

Costs and Expenses

The Company’s consolidated cost of sales is comprised of the following:

	Three Months Ended September 30,
	2008	2007

Government contract	$147,000	$1,711,000
Commercial subcontract	-	47,000
SparrowHawk kits and parts	(4,000)	397,000
Flight training	-	3,000

Total	$143,000	$2,158,000

Comparing the three months ended September 30, 2008 to the three months ended September 30, 2007, cost of sales decreased to $143,000 from $2,158,000.  As discussed above, we have significantly scaled back the level of our operations in the current fiscal year, including ceasing production of the SparrowHawk, eliminating flight training and reducing the level of our involvement in the DARPA contract.

Subsequent to September 30, 2008, DARPA announced the award of the Heliplane prime contractor position to the Georgia Institute of Technology (GT) for Phase IB.  Since then, we have been engaged as a GT subcontractor for rotor systems work of Phase IB.  Payments to us by GT are expected to be paid on a monthly basis, significantly reducing our cash flow risk from the Heliplane program.

As a result of the reduction in our level of operations, research and development expenses for the three months ended September 30, 2008 decreased to $59,000 from $259,000 for the three months ended September 30, 2007.  Research and development activities include the development of opportunities for subcontract opportunities with industry partners, variations to the SparrowHawk, fully assembled SparrowHawk gyroplane derivatives, potential applications of our technology to heavy lift vertical take-off military aircraft, runway independent short-haul airliners and other aircraft, including government contract opportunities.

As a result of the reduction in our level of operations, general and administrative expenses for the three months ended September 30, 2008 decreased to $342,000 from $828,000 for the three months ended September 30, 2007.

Other Income and Expenses

Related party interest income remained constant at $1,000 in the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Interest and other income increased to $1,000 in the three months ended September 30, 2008 compared to $0 for the three months ended September 30, 2007.

We realized a gain on the sale of property and equipment of $42,000 in the three months ended September 30, 2008.  We did not have any sales of property and equipment in the three months ended September 30, 2007.

We realized a gain on extinguishment of debt of $1,000 in the three months ended September 30, 2007.  We had no gain on extinguishment of debt during the three months ended September 30, 2008.

Interest expense for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 decreased to $1,002,000 from $1,007,000.  We incurred net additional debt of $26,000 during the first three months of the current fiscal year.  However, additional interest expense was incurred in the prior fiscal year for the value of stock and stock options issued to lenders in connection with new debt or debt extensions.  No stock or stock options were issued in the current fiscal year.

Comparing the three months ended September 30, 2008 to the three months ended September 30, 2007, Series B Preferred Stock interest expense increased to $2,554,000 from $2,204,000.  This increase is attributed to the increased number of shares of Series B Preferred Stock outstanding, on which the interest expense is computed.  Dividends on the Series B Preferred Stock, which are recorded as interest expense, have been “paid in kind” with additional shares of Series B Preferred Stock.

Net Loss

For the three months ended September 30, 2008, the loss from operations was $161,000 compared to the loss from operations of $1,221,000 for the three months ended September 30, 2007.  The decrease in the loss from operations in the current fiscal year resulted primarily from the reduced level of our operations as discussed above.

The net loss for the three months ended September 30, 2008 was $3,673,000 compared to $4,430,000 for the three months ended September 30, 2007.  The decrease in the net loss in the current fiscal year resulted primarily from the decrease in loss from operations, partially offset by an increase in Series B preferred stock interest expense.

Liquidity and Capital Resources

Series B Preferred Stock Obligation

At September 30, 2008, we had total current liabilities of $103,341,000 and current assets of $28,000, resulting in a working capital deficiency of $103,313,000.  Included in current liabilities and the working capital deficiency at September 30, 2008 is a $70,649,000 Series B Preferred Stock obligation.  On May 10, 2007, we received the approval of the Series B Holders to extend the redemption date of the Series B Preferred Stock from May 1, 2007 to June 16, 2007, or such later date as agreed to in writing by at least 80% of the Series B Holders.  Subsequently, the Series B Holders agreed in writing to an extension of the redemption date from June 16, 2007, to June 30, 2008.

Subsequent to June 30, 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, we redeemed approximately half of the outstanding Series B Stock in exchange for interest bearing notes, and the Series B Holders agreed to an extension of the redemption date of the remaining Series B Stock from June 30, 2008 to April 9, 2009.  Subsequently, the redemption date was extended from April 9, 2009 to June 9, 2009, from June 9, 2009 to August 9, 2009, from August 9, 2009 to November 9, 2009, and from November 9, 2009 to February 9, 2010, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.  In addition, the Series B Holders agreed to provide us with monthly funding to cover our minimum cash needs in excess of funding provided by payments from Georgia Tech for our work on the DARPA contract.

Subsequent to September 30, 2008 through January 13, 2010, the Company has received net proceeds from debt financing of approximately $3.5 million, substantially all of which was monthly funding received from the Series B Holders.

With the extension of the due dates of the remaining Series B Preferred Stock and the Note Purchase Agreement, substantially all our assets, including our intellectual property, have been pledged as collateral for our debt.

In order to repay these obligations in full or in part when due, we will be required to raise significant capital from other sources and to meet certain capital requirements under Utah State law.  Alternatively, we Company will be required to negotiate another extension of the Series B Preferred Stock maturity date, as we have accomplished in the past.  There is no assurance, however, that we will be successful in raising the capital required to repay the Series B Preferred Stock and related notes payable obligations or in obtaining a further extension of the Series B Preferred Stock redemption date beyond February 9, 2010.

Other Debt Obligations

Current liabilities at September 30, 2008 also included $17,517,000 notes payable to related parties, including $6,207,000 that is in default.  In addition, we are delinquent in making payments of accrued interest payable of $2,780,000 on this related party debt at September 30, 2008.  Most of these related party notes payable are held by long-time shareholders and lenders of the Company and are payable on demand or are short-term in nature.  There is no assurance that these related party lenders will not demand payment of this short-term indebtedness in the near future.

Also included in current liabilities at September 30, 2008 are notes payable to unrelated parties of $564,000, substantially all of which is in default.  In addition, we are delinquent in making payments of accrued interest payable of $604,000 on this debt at September 30, 2008.  We continue to make some payments on this indebtedness and continue discussions with many of these vendors and lenders, and have, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.  There is no assurance that these vendors and lenders will continue to forebear from collection or legal action.

Operating, Investing and Financing Activities

As discussed above, we have substantially reduced the level of our operations.  Therefore, the amounts of cash provided by or used in operating, investing and financing activities for the three months ended September 30, 2008 are generally less than the amounts reported for the three months ended September 30, 2007.

Net cash used in operating activities was $99,000 for the three months ended September 30, 2008 compared to $3,414,000 for the three months ended September 30, 2007.  The net cash used in operating activities decreased in the current fiscal year primarily because of a lower net loss further reduced by interest expense accrued on Series B preferred stock and an increase in accrued expenses.

Net cash provided by investing activities for the three months ended September 30, 2008 was $24,000, consisting of proceeds from the sale of property and equipment.  Net cash used in investing activities for the three months ended September 30, 2007 was $5,000 comprised of the purchase of property and equipment of $6,000, partially offset by related party notes receivable repayments received of $1,000.

We have funded losses from operations and net cash used in investing activities in the current fiscal year primarily from the issuance of debt to related parties (current shareholders and lenders of the Company), the increase in accounts payable and accrued expenses, and an increase in our bank overdraft, and will require additional funding from these sources to sustain our future operations.

Net cash provided by financing activities was $73,000 for the three months ended September 30, 2008, comprised of a net increase in debt of $26,000 and the increase in bank overdraft of $93,000, partially offset by a repayment of bank overdraft line of credit of $46,000.  Net cash provided by financing activities for the three months ended September 30, 2007 was $3,402,000, comprised of a net increase in debt of $3,383,000 and net proceeds from the issuance of common stock of $19,000.

We currently do not have sufficient cash to sustain our operations for the next twelve months.  We anticipate that monthly financing from the Series B Holders and, to a lesser extent, the revenues from the DARPA contract will continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.  As discussed above, the Series B Holders agreed to provide us with monthly funding to cover our minimum cash needs in excess of funding provided by payments from Georgia Tech for our work on the DARPA contract.  There is no assurance that this funding from the Series B Holders will continue beyond the current short-term agreement, and there is no assurance that we will be successful in either raising sufficient capital from other sources or improving operations.

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

$602,000

Critical Accounting Policies

Our critical accounting policies include the following:

Impairment of Long-Lived Assets - We periodically review our long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  We evaluate, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset.

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

Financial Instruments with Characteristics of Both Liabilities and Equity - In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  The statement was effective on July 1, 2003 for financial instruments entered into or modified after May 31, 2003, and otherwise effective for existing financial instruments entered into before May 31, 2003.  The adoption of SFAS No. 150 resulted in the reporting of our Series B Preferred Stock as a liability.  The carrying value of the Series B Preferred Stock was the same before and after adoption of SFAS No. 150, and therefore no cumulative effect adjustment was required.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162. The Codification will become the source of authoritative U.S. generally accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 (our quarter ended September 30, 2009).  We are currently unable to determine what impact the future application of this pronouncement may have on our consolidated financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events.  This statement is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The statement is effective for interim and annual periods ending after June 15, 2009, or our fiscal year ended June 30, 2009.  We are currently unable to determine what impact the future application of this pronouncement may have on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Because the Company is a Smaller Reporting Company, it is not required to respond to this Item.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008.  Based on that evaluation, and as further discussed below, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Change in Internal Control Over Financial Reporting

Other than those matters discussed above, there was no change in our internal control over financial reporting during the first quarter of our fiscal year 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any material pending legal proceedings other than ordinary routine litigation incidental to our business and, to the best of our knowledge, no material legal proceedings against the Company have been threatened.  We are subject to the potential of various claims and legal actions arising in the ordinary course of business, including certain matters relating to past due amounts to creditors.  The past due amounts are recorded as liabilities in our consolidated financial statements, and management believes that the amount, if any, that may result from other claims will not have a material adverse effect on our consolidated financial statements.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2008, which could materially affect our business, financial condition or future results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended September 30, 2008.

Item 3.  Defaults Upon Senior Securities

The Company is current on its obligations pertaining to the Series B 15% Cumulative Redeemable Non-Voting Preferred Stock.  However, as more fully discussed under “Liquidity and Capital Resources” above, the Company is delinquent in making payments on notes payable to vendors and others totaling $564,000, notes payable to related parties totaling $6,207,000, and $3,384,000 of accrued interest payable on debt.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended September 30, 2008.

Item 5.  Other Information

None.

Item 6.   Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROEN BROTHERS AVIATION, INC.

/s/ David Groen
David Groen, President, Chief Executive Officer
and Chief Financial Officer
(Principal Executive and Principal Financial Officer)

Date: January 20, 2010