Form 10-Q
period 2008-12-31
GROEN BROTHERS AVIATION INC /UT/
filed 2010-04-30
CIK 870743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

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

As of December 31, 2008 and April 27, 2010, there were 171,416,289 shares of the Registrant’s common stock, no par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING THE FILING DATE OF THIS REPORT AND THE ANTICIPATED FUTURE FILINGS OF ADDITIONAL PAST-DUE REPORTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 is first being filed in April 2010.  The Company is in the process of preparing its other periodic reports, including the Form 10-K for the fiscal year ended June 30, 2009, and plans to file such reports at the earliest practicable date.  Shareholders and others are cautioned that the financial statements included in this report are over one year old and are not necessarily indicative of the operating results that may be expected for the years ending June 30, 2009 or 2010.

GROEN BROTHERS AVIATION, INC.
FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Balance Sheets

ASSETS	December 31, 2008	June 30, 2008
	(Unaudited)
Current assets:
Cash	$102,000	$3,000
Accounts receivable, net of allowance of $7,000	19,000	14,000
Related party accounts and notes receivable	3,000	5,000
Prepaid expenses	13,000	6,000
Total current assets	137,000	28,000
Property and equipment, net	105,000	133,000

Total assets	$242,000	$161,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Bank overdraft	$2,000	$22,000
Bank overdraft line of credit	-	47,000
Accounts payable	3,784,000	4,232,000
Accrued expenses	11,031,000	9,429,000
Notes payable	565,000	564,000
Related party notes payable	56,964,000	17,483,000
Series B 15% cumulative redeemable non-voting preferred stock, no par value, 50,000,000 shares authorized, 35,095 and 68,095 shares issued and outstanding, respectively	35,095,000	68,095,000
Total current liabilities	107,441,000	99,872,000
Long-term liabilities:
Accrued expenses	5,382,000	5,192,000
Deferred revenue	25,000	25,000
Long-term debt	99,000	102,000
Related party long-term debt	166,000	166,000
Dealer deposits	2,105,000	2,105,000
Total liabilities	115,218,000	107,462,000

Stockholders’ deficit:
Series A convertible preferred stock, no par value, 50,000,000 shares authorized, 1,400,000 shares issued and outstanding	70,000	70,000
Common stock, no par value, 500,000,000 shares authorized, 171,416,289 shares issued and outstanding	34,551,000	34,390,000
Accumulated deficit	(149,597,000)	(141,761,000)
Total stockholders’ deficit	(114,976,000)	(107,301,000)

Total liabilities and stockholders’ deficit	$242,000	$161,000

See accompanying notes to condensed consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

Revenues	$1,000	$1,545,000	$384,000	$3,569,000

Costs and expenses:
Cost of sales	274,000	2,048,000	417,000	4,206,000
Research and development	106,000	417,000	165,000	676,000
General and administrative expenses	113,000	733,000	455,000	1,561,000

Total costs and expenses	493,000	3,198,000	1,037,000	6,443,000

Loss from operations	(492,000)	(1,653,000)	(653,000)	(2,874,000)

Other income (expense):
Related party interest income	-	1,000	1,000	2,000
Interest and other income	-	6,000	1,000	6,000
Gain on sale of property and equipment	3,000	-	45,000	-
Gain on extinguishment of debt	-	23,000	-	24,000
Interest expense	(2,266,000)	(826,000)	(3,268,000)	(1,833,000)
Series B preferred stock interest expense	(1,408,000)	(2,286,000)	(3,962,000)	(4,490,000)

Total other income (expense)	(3,671,000)	(3,082,000)	(7,183,000)	(6,291,000)

Loss before income taxes	(4,163,000)	(4,735,000)	(7,836,000)	(9,165,000)

Income tax benefit	-	-	-	-

Net loss	$(4,163,000)	$(4,735,000)	$(7,836,000)	$(9,165,000)

Net loss per common share – basic and diluted	$(0.03)	$(0.03)	$(0.05)	$(0.06)

Weighted average number of common shares outstanding – basic and diluted	166,066,000	156,574,000	166,066,000	156,574,000

See accompanying notes to condensed consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(7,836,000)	$(9,165,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	27,000	119,000
Common stock issued for interest expense	-	279,000
Stock options and warrants issued for interest expense	3,000	99,000
Stock options issued for services	4,000	4,000
Stock-based compensation	149,000	345,000
Interest expense accrued on Series B preferred stock	3,962,000	4,491,000
Interest expense added to debt principal	1,274,000	8,000
Gain on extinguishment of debt	-	(1,000)
Interest income on related party notes receivable	-	(2,000)
Gain on sale of property and equipment	(45,000)	-
(Increase) decrease in:
Accounts and notes receivable	(5,000)	(260,000)
Prepaid expenses	(7,000)	(151,000)
Inventories	-	34,000
Increase (decrease) in:
Accounts payable	(429,000)	(206,000)
Accrued expenses	1,798,000	1,722,000
Deferred revenue	-	(39,000)
Net cash used in operating activities	(1,105,000)	(2,723,000)

Cash flows from investing activities:
Purchase of property and equipment	-	(2,000)
Proceeds from sale of property and equipment	27,000	-
Payments of related party notes receivable	1,000	1,000
Net cash provided by (used in) investing activities	28,000	(1,000)

Cash flows from financing activities:
Proceeds from the issuance of debt	1,331,000	6,083,000
Repayment of debt	(88,000)	(3,556,000)
Proceeds from (repayment of) bank overdraft	(20,000)	46,000
Repayment of bank overdraft line of credit	(47,000)	-
Proceeds from the issuance of common stock and stock options	-	96,000
Payment of finders’ compensation on issuance of common stock	-	(1,000)
Net cash provided by financing activities	1,176,000	2,668,000

Net increase (decrease) in cash	99,000	(56,000)
Cash, beginning of period	3,000	60,000

Cash, end of period	$102,000	$4,000

See accompanying notes to condensed consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

Organization and Consolidation

The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. (the “Company”) and its wholly owned subsidiary, Groen Brothers Aviation USA, Inc. (“GBA USA”), and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2008, and the results of operations and cash flows for the three months and six months ended December 31, 2008 and 2007.  The results of operations for the six months ended December 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2009.

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

At December 31, 2008, the Company had total current liabilities of $107,441,000 and current assets of $137,000, resulting in a working capital deficiency of $107,304,000.  At December 31, 2008, the Company had a total stockholders’ deficit of $114,976,000.

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

The Company has also experienced a negative profit margin on the DARPA contract, which has reduced cash flows from operations.  Subsequent to December 31, 2008, DARPA announced the award of the Heliplane prime contractor position to the Georgia Institute of Technology (GT) for Phase IB.  Since then, the Company has been engaged as a GT subcontractor for rotor systems work of Phase IB.

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

During 2006 and 2007, the Company obtained debt financing from the holders of the Series B Preferred Stock (the “Series B Holders”) in the aggregate principal amount of $4,400,000 (the “2006/2007 Notes”).  The 2006/2007 Notes provide for the payment of simple interest at the rate of 36% per annum.  The maturity date for the 2006/2007 Notes has been extended from time to time and currently is May 9, 2010.

Included in current liabilities and the working capital deficiency at December 31, 2008 is a $35,095,000 Series B Preferred Stock obligation.  The Series B Holders have agreed to extend the redemption date of the Series B Preferred Stock from time to time and the current redemption date is May 9, 2010, or such later date as agreed to in writing by at least 80% of the Series B Holders.

In October 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, the Company issued short-term interest bearing notes in the principal amount of $36,962,000 in satisfaction of the accrued and unpaid dividends on the Series B Preferred Stock through October 9, 2008 (the “Dividend Notes”).  Because the Company had paid such dividends in kind by issuing additional shares of Series B Preferred Stock, the issuance of the Dividend Notes resulted in the redemption of $36,962,000 of Series B Preferred Stock.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly.  The maturity date for the Dividend Notes has been extended from time to time and currently is May 9, 2010.

The Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term promissory notes in the aggregate principal amount of up to $5,750,000 to provide the Company with operating capital, as specified in the draw requests for such notes (the “Note Purchase Notes”).  The draw requests must be approved by the lenders.  Through December 31, 2008, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $1,225,000 and the proceeds had been used by the Company to cover its minimum cash needs in excess of funding provided by payments from Georgia Tech for the Company’s work on the DARPA contract.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date for the Note Purchase Notes has been extended from time to time and currently is May 9, 2010.

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

Reclassifications

Certain amounts in the condensed consolidated financial statements for the three and six months ended December 31, 2007 have been reclassified to conform to the current period presentation.

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

The calculation of the weighted average number of common shares outstanding excludes common shares that have been issued as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full.  At December 31, 2008, the Company had issued 5,350,000 shares of common stock as collateral.

Note 3:  Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the three-month and six-month periods ended December 31, 2008 and 2007 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

Cost of sales	$33,000	$27,000	$64,000	$55,000
Research and development	13,000	79,000	26,000	190,000
General and administrative	29,000	44,000	59,000	100,000

Total stock-based compensation expense	$75,000	$150,000	$149,000	$345,000

There was no stock compensation expense capitalized during the six months ended December 31, 2008 and 2007.

During the six months ended December 31, 2008, no new stock options or warrants were issued.  The following table summarizes the stock option and warrant activity during the six months ended December 31, 2008:
	Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at June 30, 2008	73,885,000	$0.28
Granted	-	-
Exercised	-	-
Cancelled	(9,555,000)	0.21
Expired	(3,115,000)	0.22

Outstanding at December 31, 2008	61,215,000	0.29	1.26	$0

Options vested and exercisable at December 31, 2008	50,603,000	0.32	0.66	$0

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.011 as of December 31, 2008, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of December 31, 2008, the total future compensation cost related to non-vested stock-options not yet recognized in the condensed consolidated statements of operations was approximately $577,000, and the weighted average period over which these awards are expected to be recognized was 0.73 years.

Note 4:  Accrued Expenses

Accrued expenses consisted of the following at December 31, 2008:

Compensation and related taxes	$905,000
Related party interest	9,083,000
Interest	644,000
Customer deposits	261,000
Consulting fees	39,000
Finders’ compensation	8,000
Royalties to related parties	32,000
Other	59,000

Total	$11,031,000

Accrued related party interest payable is comprised of interest expense payable on notes payable to related parties, consisting primarily of stockholders of the Company.

Royalty payments totaling 1% of the gross sales price of gyroplanes are to be paid to the Company’s founders, David Groen and the estate of the late Jay Groen.  Through December 31, 2008, royalties payable totaled $16,000 to each of these individuals, which amounts are accrued as a component of cost of sales in the condensed consolidated statements of operations.

Long-term accrued expenses consisted of the following at December 31, 2008:

Deferred compensation	$4,909,000
Accrued payroll taxes on deferred compensation	174,000
Accrued interest on deferred compensation	299,000

Total	$5,382,000

The deferred compensation is payable to certain current and former officers, directors, and senior management of the Company, with amounts originating from fiscal year 1998 through the current fiscal year.  In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary.  The terms of the Company’s Series B 15% Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B 15% Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B 15% Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors.  Through December 31, 2008, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company’s outstanding financing agreements and would be prudent in light of the Company’s financial condition and availability of cash.  In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.  The deferred compensation and related accrued payroll taxes and interest payable are classified as long-term liabilities at December 31, 2008 as the Company does not anticipate payment of any of these amounts in the next twelve months.

Note 5:  Debt

Included in short-term notes payable at December 31, 2008 are notes payable to vendors and others totaling $565,000, substantially all of which are in default.  The Company continues ongoing negotiations with certain of the vendors and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

Substantially all related party notes payable of $56,964,000 and related party long-term debt of $166,000 at December 31, 2008 are payable to stockholders of the Company who are considered related parties, including the Series B Holders.  The related party notes payable at December 31, 2008 are comprised of the following:

Series B Holders:
Dividend Notes	$38,224,000
Note Purchase Notes	1,225,000
2006/2007 Notes	4,400,000
43,849,000
Other Related Parties	13,115,000

Total Related Party Notes Payable	$56,964,000

Dividend Notes totaling $38,224,000 ($36,962,000 original principal plus $1,262,000 in accrued interest expense added to note principal) resulted from the redemption of 36,962 shares of Series B Preferred Stock in October 2008.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and a rate of interest of 18% per annum during any period in which an event of default has occurred and is continuing.  The maturity date for the Dividend Notes has also been extended from time to time and currently is May 9, 2010.

Pursuant to the Note Purchase Agreement discussed in Note 7, the Company borrowed a total of $1,225,000 from the Series B Holders during the three months ended December 31, 2008.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date for the Note Purchase Notes has been extended from time to time and currently is May 9, 2010.

During 2006 and 2007, the Company also borrowed a total of $4,400,000 through the issuance of other promissory notes payable to the Series B Holders that provide for the payment of simple interest at the rate of 36% per annum.  The maturity date for the 2006/2007 Notes has been extended from time to time and currently is May 9, 2010.

The Company is delinquent in making payments on notes payable to other related parties totaling $6,207,000.  The Company is also delinquent on making payments of accrued interest payable on debt of $3,890,000, of which $3,268,000 is payable to other related parties.

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

Note 7:  Preferred Stock

The Company has authorized 200,000,000 shares of preferred stock having no par value.  There are two series of preferred stock with 50,000,000 shares authorized within each series.  The rights, terms and preferences of preferred stock are set by the Board of Directors.  As of December 31, 2008, the Board of Directors has set rights, terms and preferences of Series A and Series B Preferred Stock for issue.

Series A Convertible Preferred Stock

As of December 31, 2008, 1,400,000 shares of Series A Convertible Preferred Stock were issued and outstanding, and held by the following: David Groen, President and member of the Board of Directors, 1,025,000 shares; Robin Wilson, member of the Board of Directors 125,000 shares; the widow of the late Jay Groen 125,000 shares; and Dennis Gauger, former member of the Board of Directors, 125,000 shares.

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

Series B Preferred Stock

At December 31, 2008, there were 35,095 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock (the “Series B Preferred Stock”) outstanding.  The rights, terms, and preferences of the outstanding preferred shares, as amended, are as follows:

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

•	The shares shall have superior liquidation priority to any other series of the Company’s capital stock, equal to the Stated Value plus all accrued but unpaid dividends thereon.

•	The redemption price of the shares must be paid by the Company in cash.

•	The Company may incur indebtedness of up to $18.5 million without consent of the holders of the shares.

•	The Company is required to give notice to holders of the shares prior to making any capital expenditures in excess of $300,000.

•	The maturity date of the shares is defined as the first to occur of (a) June 15, 2007, or such later date as agreed to in writing by at least 80% of the Series B Holders, (b) the occurrence of a defined “liquidation event”, or (c) the date that is six months following the receipt by the Company or its affiliates of proceeds from one or more financing transactions in excess of $50 million.

•
If the Company should default in its obligation under the Series B Preferred Stock, the Series B Holders may require the Company to redeem the Series B Preferred Stock by providing written notice three days prior to the requested redemption date.

•
At any time after March 1, 2008, the holders of not less than 80% of the outstanding shares of Series B Preferred Stock may elect from time to time to have the outstanding shares of Series B Preferred Stock redeemed in whole or in part.

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

On October 9, 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, the Company redeemed 36,962 shares of the Series B Preferred Stock with a book value of $36,962,000, representing the cumulative total of dividends paid in kind through October 9, 2008.  Short-term, interest bearing promissory notes totaling $36,962,000 were issued to the Series B Holders in the redemption.  The Series B Holders agreed to an extension of the redemption date of the remaining Series B Stock from June 30, 2008 to April 9, 2009.

The Note Purchase Agreement also provides for the periodic sale by the Company to the lenders of short-term promissory notes to provide the Company with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through December 31, 2008, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $1,225,000 and the proceeds had been used by the Company to cover its minimum cash needs in excess of funding provided by payments from Georgia Tech for the Company’s work on the DARPA contract.  Subsequent to the end of January, 2009, the lenders and the Company have amended the October 9, 2008 Note Purchase Agreement five times to increase the aggregate amount of promissory notes that can be purchased to $5,750,000 to provide funding to meet the Company’s monthly minimum financial needs.  The lenders are not obligated to purchase notes pursuant to the Note Purchase Agreement and there can be no assurance that the lenders will continue to purchase notes or otherwise provide funding to the Company.

Subsequent to December 31, 2008, the redemption date of the Series B Preferred Stock has been extended from time to time and currently is May 9, 2010, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.

In connection with the execution of the Note Purchase Agreement and the issuance of the Series B Preferred Stock, substantially all assets of the Company, including its intellectual property, have been pledged as collateral for the Company’s debt.

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

As a result of amendments to the features of the Series B Preferred Stock, if the Company is successful in raising the levels of funding that it requires to bring its debt obligations current, fund its planned operations, and complete aircraft certification requirements for its Hawk 4 gyroplane, significant portions of this funding may be required to make redemption payments on the Series B Preferred Stock.  At December 31, 2008, the recorded value of the Series B Preferred Stock was $35,095,000, which was recorded as a current liability.

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

Note 8:  Stockholders’ Equity

During the six months ended December 31, 2008, the Company did not issue any shares of its common or any options and warrants to purchase shares of common stock.

The Company has issued shares of its common stock as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full.  As of December 31, 2008, Company had issued 5,350,000 shares of common stock as collateral.

Note 9:  Supplemental Statement of Cash Flows Information

During the six months ended December 31, 2008 the Company had the following non-cash investing and financing activities:

•	Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $1,000.

•	Decreased property and equipment and decreased accounts payable by $19,000 for property and equipment returned to vendor.

•	Decreased accrued expenses and increased common stock by $5,000 for changes to accrued finders’ compensation.

•	Increased related party notes payable and decreased Series B Preferred Stock by $36,962,000 upon partial redemption of Series B Preferred Stock.

During the six months ended December 31, 2007 the Company had the following non-cash investing and financing activities:

•	Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $6,000.

•	Increased property and equipment and decreased inventories by $14,000 for work-in progress inventories transferred to construction-in-progress.

•	Acquired property and equipment through the issuance of accounts payable of $221,000.

•	Acquired property and equipment through the issuance of related party notes payable of $5,000.

•	Decreased accounts payable and increased short-term notes payable by $28,000.

•	Issued 15,000 shares of common stock in payment of accrued expenses of $4,000.

•	Decreased accrued expenses and increased common stock by $6,000 for changes to accrued finders’ compensation.

•	Decreased accrued expenses and increased debt by $35,000 for accrued interest payable added to debt principal.

Cash paid for interest expense was $14,000 and $55,000 for the six months ended December 31, 2008 and 2007, respectively.

No payments of income taxes were made during the six months ended December 31, 2008 and 2007.

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

Note 11:  Subsequent Events

DARPA Contract - In January 2009, DARPA awarded the Heliplane prime contractor position to the Georgia Institute of Technology (GT) for Phase IB of the DARPA contract and the Company was engaged as a GT subcontractor for rotor systems work.  As of the date of this Report, Phase IB of the DARPA contract had been completed.

Series B Preferred Stock – Subsequent to December 31, 2008, the redemption date of the Series B Preferred Stock has been extended from time to time and currently is May 9, 2010, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.

Subsequent to the end of January, 2009, the lenders and the Company have amended the October 9, 2008 Note Purchase Agreement from time to time  to increase the aggregate amount of promissory notes that can be purchased to $5,750,000 to provide funding to meet the Company’s monthly minimum financial needs.  The lenders are not obligated to purchase notes pursuant to the Note Purchase Agreement and there can be no assurance that the lenders will continue to purchase notes or otherwise provide funding to the Company.

Debt Financing

Subsequent to December 31, 2008 through April 19, 2010, the Company has received net proceeds from debt financing of approximately $2.8 million, substantially all of which was funding received pursuant to the Note Purchase Agreement.

The maturity date for the 2006/2007 Notes, the Dividend Notes and the Note Purchase Notes has been extended from time to time and currently is May 9, 2010.

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

Late Filing

This Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 is first being filed in April 2010.  The Company is in the process of preparing its other periodic reports, including the Form 10-K for the fiscal year ended June 30, 2009, and plans to file such reports at the earliest practicable date.  Shareholders and others are cautioned that the financial statements included in this report are over one year old and are not necessarily indicative of the operating results that may be expected for the years ending June 30, 2009 or 2010.

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

Significant Series B Preferred Stock and Debt Obligations

From 2006 through the present, in addition to other debt, the Company has obtained debt and equity financing from certain lenders who are also stockholders of the Company.  As of December 31, 2008, the Company’s obligations to such lenders included: 36% promissory notes issued during 2006 and 2007 in the aggregate principal amount of $4,400,000 (the “2006/2007 Notes”); a $35,095,000 Series B 15% Cumulative Preferred Stock Obligation; 15% secured promissory notes in the aggregate principal amount of $38,224,000 that were issued in satisfaction of accrued dividends of $36,962,000 on the Series B Preferred Stock through October 9, 2008 plus $1,262,000 in interest accrued and added to debt principal through December 31, 2008 (the “Dividend Notes”); and secured 15% promissory notes in the aggregate principal amount of $1,225,000 issued pursuant to the Note Purchase Agreement dated October 9, 2008 (the “Note Purchase Notes”).  As discussed in more detail below, the redemption date of the Series B Preferred Stock and the maturity dates of the 2006/2007 Notes, the Dividend Notes and the Note Purchase Notes have been extended to May 9, 2010.  The Company is generating limited revenues which are not adequate to pay the interest accruing on the debt described above and the Company will be unable to repay such debt when it becomes due on May 9, 2010.  Substantially all the Company’s assets have been pledged to secure its debts and if the lenders should fail to further extend the redemption dates and maturity dates for such debts as they have done in the past, such lenders could foreclose on substantially all the assets of the Company and the Company would be forced to discontinue its operations.  No assurances can be given that the lenders will further extend the redemption and maturity dates for such preferred stock and debt obligations or that if extended, the Company will be able to generate revenue or other sources of funds in the significant amount required in order to service and ultimately repay such debt.
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

At December 31, 2008, the Company had total current liabilities of $107,441,000 and current assets of $137,000, resulting in a working capital deficiency of $107,304,000.  At December 31, 2008, the Company had a total stockholders’ deficit of $114,976,000.

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

The Company has also experienced a negative profit margin on the DARPA contract, which has reduced cash flows from operations.  Subsequent to December 31, 2008, DARPA announced the award of the Heliplane prime contractor position to the Georgia Institute of Technology (GT) for Phase IB.  Since then, the Company has been engaged as a GT subcontractor for rotor systems work of Phase IB.

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

During 2006 and 2007, the Company obtained debt financing from the Series B Holders in exchange for 2006/2007 Notes in the aggregate principal amount of $4,400,000.  The 2006/2007 Notes provide for the payment of simple interest at the rate of 36% per annum.  The maturity date for the 2006/2007 Notes has been extended from time to time and currently is May 9, 2010.

Included in current liabilities and the working capital deficiency at December 31, 2008 is a $35,095,000 Series B Preferred Stock obligation.  The Series B Holders have agreed to extend the redemption date of the Series B Preferred Stock from time to time and the current redemption date is May 9, 2010, or such later date as agreed to in writing by at least 80% of the Series B Holders.

In October 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, the Company issued short-term interest bearing Dividend Notes in the principal amount of $36,962,000 in satisfaction of the accrued and unpaid dividends on the Series B Preferred Stock through October 9, 2008.  Because the Company had paid such dividends in kind by issuing additional shares of Series B Preferred Stock, the issuance of the Dividend Notes resulted in the redemption of $36,962,000 of Series B Preferred Stock.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly.  The maturity date for the Dividend Notes has been extended from time to time and currently is May 9, 2010.

The Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term Note Purchase Notes in the aggregate principal amount of up to $5,750,000 to provide the Company with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through December 31, 2008, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $1,225,000 and the proceeds had been used by the Company to cover its minimum cash needs in excess of funding provided by payments from Georgia Tech for the Company’s work on the DARPA contract.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date of the Note Purchase Notes has been extended from time to time and currently is May 9, 2010.

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

Future Company Gyrodyne and Gyroplane Aircraft

The Heliplane gyrodyne represents the possible model for the next generation rotor wing aircraft, meeting economy and performance goals not considered achievable by any other type of VTOL aircraft.  As our gyrodyne technology is scalable to much larger aircraft, it has potential applications for both heavy lift, high speed short-range vertical take-off and landing (“VTOL”) military aircraft and for runway independent commercial airliners.  We have been actively engaged in discussions with government agencies and potential aerospace strategic partners in this country with respect to military and commercial gyrodyne and gyroplane applications, and in Europe, India, Korea and China with respect to commercial gyroplane applications.

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

Executive officers and employees of the Company have met in China with government officials and aerospace executives on several occasions and Company representatives have made presentations covering the application of our gyroplane and gyrodyne technologies to China’s commercial needs.  The presentations were well received and resulted in us being invited back to China to discuss specific proposals for joint ventures or cooperation.  We continue to make progress with the objective of setting up a JV partner to produce fully-assembled SparrowHawks in China.  We have also been introduced to a potential Light Gyroplane JV partner and we continue to make progress with that objective.

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

Results of Operations

Revenues

The Company’s consolidated revenues are comprised of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

Government contract	$-	$1,202,000	$363,000	$3,098,000
SparrowHawk kits and parts	-	313,000	17,000	419,000
Flight training	1,000	12,000	1,000	24,000
Other operating	-	18,000	3,000	28,000

Total	$1,000	$1,545,000	$384,000	$3,569,000

Total revenues decreased $1,544,000 to $1,000 in the three months ended December 31, 2008 from $1,545,000 in the three months ended December 31, 2007 and decreased $3,185,000 to $384,000 in the six months ended December 31, 2008 from $3,569,000 in the six months ended December 31, 2007.  The decrease in revenues in the current fiscal year was attributed to the decrease in all revenue sources, including the DARPA contract, sales of SparrowHawk kits and parts, flight training and other operating revenues.  As discussed above, we significantly scaled back the level of our operations in the fiscal year ended June 30, 2008, including ceasing production of the SparrowHawk, eliminating substantially all flight training and reducing the level of our involvement in the DARPA contract.

We recognize revenue on the DARPA contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA.  At that time, DARPA instructs us to submit an invoice for payment for the respective milestone at the amount specified in the contract.

Costs and Expenses

The Company’s consolidated cost of sales is comprised of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

Government contract	$271,000	$1,379,000	$418,000	$3,090,000
Commercial subcontract	-	26,000	-	73,000
SparrowHawk kits and parts	3,000	639,000	(1,000)	1,036,000
Flight training	-	4,000	-	7,000

Total	$274,000	$2,048,000	$417,000	$4,206,000

Total cost of sales decreased $1,774,000 to $274,000 in the three months ended December 31, 2008 from $2,048,000 in the three months ended December 31, 2007 and decreased $3,789,000 to $417,000 in the six months ended December 31, 2008 from $4,206,000 in the six months ended December 31, 2007.  As discussed above, we have significantly scaled back the level of our operations in the current fiscal year, including ceasing production of the SparrowHawk, eliminating flight training and reducing the level of our involvement in the DARPA contract.

Subsequent to December 31, 2008, DARPA announced the award of the Heliplane prime contractor position to the Georgia Institute of Technology (GT) for Phase IB.  Since then, we have been engaged as a GT subcontractor for rotor systems work of Phase IB.  Payments to us by GT are expected to be paid on a monthly basis, significantly reducing our cash flow risk from the Heliplane program.

As a result of the reduction in our level of operations, research and development expenses for the three months ended December 31, 2008 decreased to $106,000 from $417,000 for the three months ended December 31, 2007 and decreased to $165,000 for the six months ended December 31, 2008 from $676,000 for the six months ended December 31, 2007.  Research and development activities include the development of opportunities for subcontract opportunities with industry partners, variations to the SparrowHawk, fully assembled SparrowHawk gyroplane derivatives, potential applications of our technology to heavy lift vertical take-off military aircraft, runway independent short-haul airliners and other aircraft, including government contract opportunities.

As a result of the reduction in our level of operations, general and administrative expenses for the three months ended December 31, 2008 decreased to $113,000 from $733,000 for the three months ended December 31, 2007 and decreased to $455,000 for the six months ended December 31, 2008 from $1,561,000 for the six months ended December 31, 2007.

Other Income and Expenses

As a result of the reduction in our related party notes receivable, related party interest income is currently insignificant to our consolidated financial statements.  Related party interest income was $0 and $1,000 for the three months and six months ended December 31, 2008, respectively, compared to $1,000 and $2,000 for the three months and six months ended December 31, 2007, respectively.

Interest and other income decreased to $0 in the three months ended December 31, 2008 from $6,000 in the three months ended December 31, 2007 and decreased to $1,000 in the six months ended December 31, 2008 from $6,000 in the six months ended December 31, 2007.  Interest and other income is also currently insignificant to our consolidated financial statements, with the decrease in reported amounts resulting from the reduction in our level of operations and continued low levels of interest bearing cash.

We realized a gain on the sale of property and equipment of $3,000 in the three months ended December 31, 2008 and $45,000 in the six months ended December 31, 2008.  We did not have any sales of property and equipment in the three months and six months ended December 31, 2007.

We realized a gain on extinguishment of debt of $23,000 in the three months ended December 31, 2007 and $24,000 for the six months ended December 31, 2007.  We had no gain on extinguishment of debt during the three months and six months ended December 31, 2008.

Interest expense for the three months ended December 31, 2008 increased to $2,266,000 from $826,000 for the three months ended December 31, 2007 and increased to $3,268,000 for the six months ended December 31, 2008 from $1,833,000 for the six months ended December 31, 2007.  We had a net increase in cash borrowings of $1,243,000 in the six months ended December 31, 2008.  In addition, in October 2008, we increased our interest-bearing debt by $36,962,000 through a partial redemption of our Series B Preferred Stock.  However, the increase in interest expense in the current fiscal year was partially offset by additional interest expense that was incurred in the prior fiscal year for the value of stock and stock options issued to lenders in connection with new debt or debt extensions.  No stock or stock options were issued in the current fiscal year.

Series B Preferred Stock interest expense for the three months ended December 31, 2008 decreased to $1,408,000 from $2,286,000 for the three months ended December 31, 2007 and decreased to $3,962,000 for the six months ended December 31, 2008 from $4,490,000 for the six months ended December 31, 2007.  This decrease is attributed to the $36,962,000 redemption of Series B Preferred Stock for the Dividend Notes in October 2008.  Dividends on the Series B Preferred Stock, which are recorded as interest expense, have been “paid in kind” with additional shares of Series B Preferred Stock.

Net Loss

For the three months ended December 31, 2008, the loss from operations was $492,000 compared to the loss from operations of $1,653,000 for the three months ended December 31, 2007.  For the six months ended December 31, 2008, the loss from operations was $653,000 compared to the loss from operations of $2,874,000 for the six months ended December 31, 2007.  The decrease in the loss from operations in the current fiscal year resulted primarily from the reduced level of our operations as discussed above.

The net loss for the three months ended December 31, 2008 was $4,163,000 compared to $4,735,000 for the three months ended December 31, 2007.  The net loss for the six months ended December 31, 2008 was $7,836,000 compared to $9,165,000 for the six months ended December 31, 2007.  The decrease in the net loss in the current fiscal year resulted primarily from the decrease in loss from operations, partially offset by an increase in interest expense.

Liquidity and Capital Resources

Series B Preferred Stock Obligation

At December 31, 2008, we had total current liabilities of $107,441,000 and current assets of $137,000, resulting in a working capital deficiency of $107,304,000.  Included in current liabilities and the working capital deficiency at December 31, 2008 is a $35,095,000 Series B Preferred Stock obligation.  On May 10, 2007, we received the approval of the Series B Holders to extend the redemption date of the Series B Preferred Stock from May 1, 2007 to June 16, 2007, or such later date as agreed to in writing by at least 80% of the Series B Holders.  Subsequently, the Series B Holders agreed in writing to an extension of the redemption date from June 16, 2007, to June 30, 2008.

During 2006 and 2007, the Company obtained debt financing from the Series B Holders in exchange for 2006/2007 Notes in the aggregate principal amount of $4,400,000.  The 2006/2007 Notes provide for the payment of simple interest at the rate of 36% per annum.  The maturity date of the 2006/2007 Notes has been extended from time to time and currently is May 9, 2010.

In October 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, we redeemed $36,962,000 of the outstanding Series B Stock in exchange for short-term interest bearing Dividend Notes, and the Series B Holders agreed to an extension of the redemption date of the remaining Series B Stock from June 30, 2008 to April 9, 2009.  Subsequently, the redemption date has been extended from time to time and currently is May 9, 2010, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly.  The maturity date of the Dividend Notes has also been extended from time to time and currently is May 9, 2010.

In addition, the Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term Note Purchase Notes to provide the Company with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through December 31, 2008, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $1,225,000 and the proceeds had been used by us to cover our minimum cash needs in excess of funding provided by payments from Georgia Tech for our work on the DARPA contract.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date of the Note Purchase Notes has been extended from time to time and currently is May 9, 2010.

The lenders and the Company have amended the October 9, 2008 Note Purchase Agreement from time to time to increase the aggregate amount of promissory notes than can be purchased to $5,750,000 to provide funding to meet our monthly minimum financial needs.  The lenders are not obligated to purchase notes pursuant to the Note Purchase Agreement and there can be no assurance that the lenders will continue to purchase notes or otherwise provide funding to the Company.

Subsequent to December 31, 2008 through April 5, 2010, we have received net proceeds from debt financing of approximately $2.8 million, substantially all of which was funding received pursuant to the Note Purchase Agreement.

In connection with the execution of the Note Purchase Agreement and the issuance of the Series B Preferred Stock, substantially all our assets, including our intellectual property, have been pledged as collateral for our debt.

In order to repay these obligations in full or in part when due, we will be required to raise significant capital from other sources and to meet certain capital requirements under Utah State law.  Alternatively, we will be required to negotiate another extension of the Series B Preferred Stock redemption date and the maturity dates of the 2006/2007 Notes, the Dividend Notes and the Stock Purchase Notes, as we have accomplished in the past.  There is no assurance, however, that we will be successful in raising the capital required to repay the Series B Preferred Stock and related notes payable obligations or in obtaining a further extension of the Series B Preferred Stock redemption date and the related notes payable maturity dates beyond May 9, 2010.

Other Debt Obligations

Current liabilities at December 31, 2008 also included $56,964,000 notes payable to related parties, including the following:

Series B Holders:
Dividend Notes	$38,224,000
Note Purchase Notes	1,225,000
2006/2007 Notes	4,400,000
43,849,000
Other Related Parties	13,115,000

Total Related Party Notes Payable	$56,964,000

Of the other related parties notes, $6,207,000 is in default.  In addition, we are delinquent in making payments of accrued interest payable of $3,628,000 on this related party debt at December 31, 2008.  Most of these related party notes payable are held by long-time shareholders and lenders of the Company and are payable on demand or are short-term in nature.  There is no assurance that these related party lenders will not demand payment of this short-term indebtedness in the near future.

Also included in current liabilities at December 31, 2008 are notes payable to unrelated parties of $565,000, substantially all of which is in default.  In addition, we are delinquent in making payments of accrued interest payable of $622,000 on this debt at December 31, 2008.  We continue to make some payments on this indebtedness and continue discussions with many of these vendors and lenders, and have, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.  There is no assurance that these vendors and lenders will continue to forebear from collection or legal action.

Operating, Investing and Financing Activities

As discussed above, we have substantially reduced the level of our operations.  Therefore, the amounts of cash provided by or used in operating, investing and financing activities for the six months ended December 31, 2008 are generally less than the amounts reported for the six months ended December 31, 2007.

Net cash used in operating activities was $1,105,000 for the six months ended December 31, 2008 compared to $2,723,000 for the six months ended December 31, 2007.  The net cash used in operating activities decreased in the current fiscal year primarily because of a lower net loss further reduced by interest expense accrued on Series B preferred stock, interest expense added to debt principal and an increase in accrued expenses.

Net cash provided by investing activities for the six months ended December 31, 2008 was $28,000, consisting of proceeds from the sale of property and equipment of $27,000 and payments of related party notes receivable of $1,000.  Net cash used in investing activities for the six months ended December 31, 2007 was $1,000 comprised of the purchase of property and equipment of $2,000, partially offset by related party notes receivable repayments received of $1,000.

We have funded losses from operations and net cash used in investing activities in the current fiscal year primarily from the issuance of debt to related parties (current shareholders and lenders of the Company), the increase in accrued expenses, and will require additional funding from these sources to sustain our future operations.

Net cash provided by financing activities was $1,176,000 for the six months ended December 31, 2008, comprised of a net increase in debt of $1,243,000, partially offset by a repayment of bank overdraft of $20,000 and repayment of bank overdraft line of credit of $47,000.  Net cash provided by financing activities for the six months ended December 31, 2007 was $2,668,000, comprised of a net increase in debt of $2,527,000, proceeds from bank overdraft of $46,000 and net proceeds from the issuance of common stock of $95,000.

We currently do not have sufficient cash to sustain our operations for the next twelve months.  We are dependent on the lenders under the Note Purchase Agreement to continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.  As discussed above, the Note Purchase Agreement provides for the periodic sale by the Company to the lenders of short-term promissory notes to provide the Company with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through December 31, 2008, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $1,225,000 and the proceeds had been used by us to cover our minimum cash needs in excess of funding provided by payments from Georgia Tech for our work on the DARPA contract, funding that was completed in September 2009.  There is no assurance that this funding under the Note Purchase Agreement will continue beyond the current short-term agreement, and there is no assurance that we will be successful in either raising sufficient capital from other sources or improving operations.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008, the end of the period covered by this report.  Based on that evaluation, and as further discussed below, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company as of December 31, 2008 were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  As provided in Item 9A(T) of our 2008 annual report on Form 10-K, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an annual evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2008.

As a result of our decision to cease production of the SparrowHawk, our reduced involvement in the DARPA contract, and the resulting substantial decrease in our operations, we eliminated substantially all full time accounting and finance personnel.  We have not, therefore, timely prepared our consolidated financial statements and filed our periodic reports with the SEC.  We currently utilize primarily former employees, working either as part time employees or outside consultants, to maintain the financial records of the Company and to prepare the consolidated financial statements and footnote disclosures of the Company.  This has resulted in less segregation of accounting duties and less compliance with financial close procedures than had previously been implemented when a fully staffed accounting and finance department was in place.  This lack of internal oversight and review resulted in adjusting journal entries not detected by us that were material to our consolidated financial statements.  In addition, the Audit Committee of our Board of Directors is currently comprised of two individuals who are not independent directors.

We concluded that these deficiencies in the design and operation of our internal control over financial reporting may be considered material weaknesses.  A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  In light of the material weaknesses described above, we performed additional analyses and other post-closing procedures and increased the involvement of outside consultants to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.  We intend to continue the involvement of outside consultants and further implement additional analyses and financial close procedures to ensure that our financial statements are timely prepared in accordance with generally accepted accounting procedures.

Change in Internal Control Over Financial Reporting

Other than those matters discussed above, there was no change in our internal control over financial reporting during the second quarter of our fiscal year 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended December 31, 2008.

Item 3.  Defaults Upon Senior Securities

As more fully discussed under “Liquidity and Capital Resources” above, the Company is delinquent in making payments on notes payable to vendors and others totaling $565,000, notes payable to related parties totaling $6,207,000, and $3,890,000 of accrued interest payable on debt.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended December 31, 2008.

Item 5.  Other Information

Note Purchase Agreement

The Company entered into a Note Purchase Agreement dated as of October 9, 2008 with certain lenders named on the signature page thereto (the “Lenders”), which agreement has been amended from time to time to increase the aggregate principal amount of the promissory notes that could be purchased under the agreement.  The Note Purchase Agreement, as amended, is referred to herein as the “Note Purchase Agreement”.

The Note Purchase Agreement, as amended, generally provides that the Company will from time to time sell to the Lenders secured promissory notes in the aggregate principal amount of up to $5,750,000 (the “Note Purchase Notes”).  The Company is required to provide the Lenders with draw notices at least five days prior to any proposed sale of a note.  The draw notice must set forth the principal loan amount requested, the specific intended use of the proceeds, the proposed closing date and certifications with regard to the continued accuracy of the Company’s representations in the Note Purchase Agreement and the absence of defaults under any previously issued notes.  The purchase of the Note Purchase Notes by the Lenders is at the sole discretion of each of the Lenders and the allocation of the notes among the Lenders is also determined by the Lenders in their sole discretion.  The Company may only use the proceeds from the sale of a particular note for the specific purposes set forth in the draw notice pertaining to that note.

The Note Purchase Notes are in the form attached to the Note Purchase Agreement.  Such notes are due and payable on the maturities dates specified therein, which are generally six months from the date of issue.  The Note Purchase Notes have been amended from time to time to extend the maturity dates thereof and the maturity date for all notes issued pursuant to the Note Purchase Agreement is currently May 9, 2010.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum and a rate of interest of 18% per annum during any period in which an event of default has occurred and is continuing.  Through December 31, 2008, the Company had borrowed $1,225,000 pursuant to the Note Purchase Agreement.  The proceeds from such note sales have generally been used as working capital in connection with the Company’s operations

The Note Purchase Agreement contains various covenants of the Company, including covenants pertaining to the provision of financial and other information to the Lenders, the provision of notices of defaults under any indebtedness of the Company, the conduct of the Company’s business and its continued existence as a corporation in good standing, the maintenance of insurance covering the Company’s properties and businesses, the provision of appraisals of the Company’s assets in certain circumstances, the inspection by the Lenders of the Company’s books, records and properties and the prohibition against the Company entering into agreements that would restrict or limit the Company’s performance under the Note Purchase Agreement and related agreements.  The Note Purchase Agreement also contains negative covenants which prohibit the Company from taking various actions without the consent of the Lenders, including the liquidation, dissolution or winding up of the Company, the payment of dividends, the issuance of equity securities by Company subsidiaries, the issuance of notes or other indebtedness of the Company in an amount greater than $57,000,000 (unless such debt in excess of such amount is utilized to pay down the notes), changes to the Company’s governing documents and stock option plans, expenditures in excess of $10,000 individually or $25,000 in the aggregate which are not approved by the Company’s board of directors, the sale or exchange of equity interests in subsidiaries, the merger or acquisition of the Company, the sale of Company assets outside the ordinary course of business, the acquisition of other entities, the formation of new subsidiaries, material changes in the nature of the Company’s business, the engaging in competitive activities by affiliates of the Company, the creation of liens on the properties and assets of the Company, the prepayment  or cancellation of indebtedness, certain transactions with affiliates, the compensation payable to management, and other items.  The Note Purchase Agreement also provides the Lenders with the right of first refusal with respect to future issuances of securities by the Company.

Pursuant to the terms of the Note Purchase Agreement, the Company also issued short-term, interest bearing promissory notes (the “Dividend Notes”) to holders of the Company’s Series B 15% Cumulative Preferred Stock in the aggregate principal amount of $36,962,000 in satisfaction of the accrued and unpaid dividends on such shares of Series B Preferred Stock through October 9, 2008 and the Series B Holders agreed to an extension of the redemption date of the remaining Series B Preferred Stock from June 30, 2008 to April 9, 2009.  Because the Company had paid such dividends in kind by issuing additional shares of Series B Preferred Stock, the issuance of the Dividend Notes resulted in the redemption of $36,962,000 of Series B Preferred Stock.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and a rate of interest of 18% per annum during any period in which an event of default has occurred and is continuing. The Dividend Notes were originally issued with a term of six months but have been amended from time to time to extend the maturity date thereof and the maturity date for the Dividend Notes currently is May 9, 2010.  The mandatory redemption date for the Series B Preferred Stock has also been extended to May 9, 2010.

In connection with the Note Purchase Agreement, the Company entered into a Security Agreement and Intellectual Property Security Agreements with the Lenders which were amended and restated on January 20, 2009 and October 9, 2008, respectively, pursuant to which the Company and its subsidiaries granted the Lenders security interests in all the assets of the Company, real and personal, tangible and intangible, specifically including certain patents, patent applications, trademarks and other intellectual property.  The security agreements secure the repayment of the Purchase Agreement Notes and all other loans and advances made by the lenders to the Company and the Purchase Agreement Notes contain cross collateralization and cross default provisions.

The foregoing descriptions of the Note Purchase Agreement, Security Agreement and Intellectual Property Security Agreements are qualified in their entirety by reference to the agreements themselves, copies of which are being filed as exhibits to this report.

Fifth Amended and Restated Articles of Incorporation

On November 24, 2008 the Company filed the Fifth Amended and Restated Articles of Incorporation (the “Fifth Restated Articles”) with the Utah Division of Corporations and Commercial Code.  The Fifth Restated Articles make certain changes with regard to the rights, privileges and preferences of the Series B Preferred Stock, including the extension of the mandatory redemption date thereof to April 9, 2009 or such later date as agreed to in writing by the holders of at 80% of the outstanding shares of the Series B Preferred Stock and the addition of a provision providing that at any time after March 1, 2008, the holders of not less than 80% of the outstanding shares of Series B Preferred Stock may elect from time to time to have the outstanding shares of Series B Preferred Stock redeemed in whole or in part.

The Fifth Restated Articles have been amended from time to time to extend the mandatory redemption date of the Series B Preferred Stock.  Most recently, the Fifth Amendment was filed February 26, 2010, which extended the mandatory redemption date of the Series B Preferred Stock to May 9, 2010, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.

The foregoing descriptions of the Fifth Restated Articles and the amendments thereto are qualified in their entirety by reference to such documents, copies of which are being filed as exhibits to this report.

Item 6.  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
3.1	Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed November 24, 2008
3.2	First Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed March 17, 2009
3.3	Second Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed July 1, 2009
3.4	Third Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed October 5, 2009
3.5	Fifth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed March 3, 2010
10.1	Note Purchase Agreement dated as of October 9, 2008 by and among Groen Brothers Aviation, Inc. and Lenders named therein
10.2	Form of Secured Promissory Notes Issued under the Note Purchase Agreement dated as of October 9, 2008 and the schedule of Notes issued to date
10.3	Amended and Restated Security Agreement dated as of January 20, 2009 among the Company and the Lenders under the Note Purchase Agreement
10.4	Amended and Restated IP Security Agreements dated as of October 9, 2008 among the Company and the Lenders under the Note Purchase Agreement
10.5	Form of Promissory Notes Issued under the Note Purchase Agreement dated as of October 9, 2008 in payment of Series B Preferred Stock dividends and the schedule of Notes issued to date
10.6	First Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and the lender named therein dated as of October 9, 2008 with regard to the 2006/2007 Notes
10.7	First Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and the lender named therein dated as of October 9, 2008 with regard to 2007 Notes
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROEN BROTHERS AVIATION, INC.

/s/ David Groen
David Groen, President, Chief Executive Officer
and Chief Financial Officer
(Principal Executive and Principal Financial Officer)

Date: April 30, 2010