Form 10-Q
period 2009-03-31
GROEN BROTHERS AVIATION INC /UT/
filed 2010-04-30
CIK 870743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not yet been phased into the Interactive Data reporting system.Yes ☐    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

As of March 31, 2009 and April 27, 2010, there were 171,416,289 shares of the Registrant’s common stock, no par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING THE FILING DATE OF THIS REPORT AND THE ANTICIPATED FUTURE FILINGS OF ADDITIONAL PAST-DUE REPORTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 is first being filed in April 2010.  The Company is in the process of preparing its other periodic reports, including the Form 10-K for the fiscal year ended June 30, 2009, and plans to file such reports at the earliest practicable date.  Shareholders and others are cautioned that the financial statements included in this report are over one year old and are not necessarily indicative of the operating results that may be expected for the years ending June 30, 2009 or 2010.

GROEN BROTHERS AVIATION, INC.
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Balance Sheets

ASSETS	March 31, 2009	June 30, 2008
	(Unaudited)
Current assets:
Cash	$189,000	$3,000
Accounts receivable, net of allowance of $7,000	20,000	14,000
Related party accounts and notes receivable	2,000	5,000
Prepaid expenses	13,000	6,000
Total current assets	224,000	28,000
Property and equipment, net	92,000	133,000

Total assets	$316,000	$161,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Bank overdraft	$-	$22,000
Bank overdraft line of credit	-	47,000
Accounts payable	2,558,000	4,232,000
Accrued expenses	11,707,000	9,429,000
Notes payable	1,409,000	564,000
Related party notes payable	59,278,000	17,483,000
Series B 15% cumulative redeemable non-voting preferred stock, no par value, 50,000,000 shares authorized, 36,411 and 68,095 shares issued and outstanding, respectively	36,411,000	68,095,000
Total current liabilities	111,363,000	99,872,000
Long-term liabilities:
Accrued expenses	5,478,000	5,192,000
Deferred revenue	25,000	25,000
Long-term debt	97,000	102,000
Related party long-term debt	-	166,000
Dealer deposits	2,105,000	2,105,000
Total liabilities	119,068,000	107,462,000

Stockholders’ deficit:
Series A convertible preferred stock, no par value, 50,000,000 shares authorized, 1,400,000 shares issued and outstanding	70,000	70,000
Common stock, no par value, 500,000,000 shares authorized, 171,416,289 shares issued and outstanding	34,620,000	34,390,000
Accumulated deficit	(153,442,000)	(141,761,000)
Total stockholders’ deficit	(118,752,000)	(107,301,000)

Total liabilities and stockholders’ deficit	$316,000	$161,000

See accompanying notes to condensed consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Revenues	$469,000	$2,214,000	$853,000	$5,783,000

Costs and expenses:
Cost of sales	227,000	2,005,000	644,000	6,211,000
Research and development	81,000	70,000	246,000	746,000
General and administrative expenses	238,000	889,000	693,000	2,450,000

Total costs and expenses	546,000	2,964,000	1,583,000	9,407,000

Loss from operations	(77,000)	(750,000)	(730,000)	(3,624,000)

Other income (expense):
Related party interest income	1,000	1,000	2,000	3,000
Interest and other income	-	18,000	1,000	24,000
Gain on sale of property and equipment	-	-	45,000	-
Gain on extinguishment of debt	-	23,000	-	47,000
Interest expense	(2,453,000)	(1,131,000)	(5,721,000)	(2,964,000)
Series B preferred stock interest expense	(1,316,000)	(2,373,000)	(5,278,000)	(6,863,000)

Total other income (expense)	(3,768,000)	(3,462,000)	(10,951,000)	(9,753,000)

Loss before income taxes	(3,845,000)	(4,212,000)	(11,681,000)	(13,377,000)

Income tax benefit	-	-	-	-

Net loss	$(3,845,000)	$(4,212,000)	$(11,681,000)	$(13,377,000)

Net loss per common share – basic and diluted	$(0.02)	$(0.03)	$(0.07)	$(0.09)

Weighted average number of common shares outstanding – basic and diluted	166,066,000	154,080,000	166,066,000	151,269,000

See accompanying notes to condensed consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(11,681,000)	$(13,377,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	40,000	186,000
Common stock issued for interest expense	-	455,000
Common stock issued for 401(k) expense	-	306,000
Stock options and warrants issued for interest expense	(6,000)	98,000
Stock options issued for services	6,000	9,000
Stock-based compensation	223,000	543,000
Interest expense accrued on Series B preferred stock	5,278,000	6,863,000
Interest expense added to debt principal	2,723,000	10,000
Gain on extinguishment of debt	-	(1,000)
Interest income on related party notes receivable	-	(3,000)
(Gain) loss on sale of property and equipment	(45,000)	44,000
(Increase) decrease in:
Accounts and notes receivable	(6,000)	(503,000)
Prepaid expenses	(7,000)	(157,000)
Inventories	-	126,000
Increase (decrease) in:
Accounts payable	(788,000)	(108,000)
Accrued expenses	2,572,000	2,803,000
Deferred revenue	-	(328,000)
Dealer deposits	-	(40,000)
Net cash used in operating activities	(1,691,000)	(3,074,000)

Cash flows from investing activities:
Purchase of property and equipment	-	(6,000)
Proceeds from sale of property and equipment	27,000	-
Payments of related party notes receivable	2,000	2,000
Net cash provided by (used in) investing activities	29,000	(4,000)

Cash flows from financing activities:
Proceeds from the issuance of debt	2,041,000	7,837,000
Repayment of debt	(124,000)	(4,950,000)
Repayment of bank overdraft	(22,000)	-
Repayment of bank overdraft line of credit	(47,000)	-
Proceeds from the issuance of common stock and stock options	-	132,000
Payment of finders’ compensation on issuance of common stock	-	(1,000)
Net cash provided by financing activities	1,848,000	3,018,000

Net increase (decrease) in cash	186,000	(60,000)
Cash, beginning of period	3,000	60,000

Cash, end of period	$189,000	$-

See accompanying notes to condensed consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

Organization and Consolidation

The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. (the “Company”) and its wholly owned subsidiary, Groen Brothers Aviation USA, Inc. (“GBA USA”), and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the three months and nine months ended March 31, 2009 and 2008.  The results of operations for the nine months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2009.

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

At March 31, 2009, the Company had total current liabilities of $111,363,000 and current assets of $224,000, resulting in a working capital deficiency of $111,139,000.  At March 31, 2009, the Company had a total stockholders’ deficit of $118,752,000.

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

The Company has also experienced a negative profit margin on the DARPA contract, which has reduced cash flows from operations.  Subsequent to March 31, 2009, DARPA announced the award of the Heliplane prime contractor position to the Georgia Institute of Technology (GT) for Phase IB.  Since then, the Company has been engaged as a GT subcontractor for rotor systems work of Phase IB.

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

Included in current liabilities and the working capital deficiency at March 31, 2009 is a $36,411,000 Series B Preferred Stock obligation.  The Series B Holders have agreed to extend the redemption date of the Series B Preferred Stock from time to time and the current redemption date is May 9, 2010, or such later date as agreed to in writing by at least 80% of the Series B Holders.

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

The Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term promissory notes in the aggregate principal amount of up to $5,750,000 to provide the Company with operating capital, as specified in the draw requests for such notes (the “Note Purchase Notes”).  The draw requests must be approved by the lenders.  Through March 31, 2009, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $1,935,000 and the proceeds had been used by the Company to cover its minimum cash needs in excess of funding provided by payments from Georgia Tech for the Company’s work on the DARPA contract.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date for the Note Purchase Notes has been extended from time to time and currently is May 9, 2010.

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

Reclassifications

Certain amounts in the condensed consolidated financial statements for the three and nine months ended March 31, 2008 have been reclassified to conform to the current period presentation.

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

The calculation of the weighted average number of common shares outstanding excludes common shares that have been issued as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full.  At March 31, 2009, the Company had issued 5,350,000 shares of common stock as collateral.

Note 3:  Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payments.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the three-month and nine-month periods ended March 31, 2009 and 2008 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Cost of sales	$32,000	$81,000	$96,000	$136,000
Research and development	12,000	109,000	38,000	299,000
General and administrative	30,000	8,000	89,000	108,000

Total stock-based compensation expense	$74,000	$198,000	$223,000	$543,000

There was no stock compensation expense capitalized during the nine months ended March 31, 2009 and 2008.

During the nine months ended March 31, 2009, no new stock options or warrants were issued.  The following table summarizes the stock option and warrant activity during the nine months ended March 31, 2009:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at June 30, 2008	73,885,000	$ 0.28
Granted	-	-
Exercised	-	-
Cancelled	(9,555,000)	0.21
Expired	(10,177,000)	0.32

Outstanding at March 31, 2009	54,153,000	0.29	1.98	$0

Options and warrants vested and exercisable at March 31, 2009	43,541,000	0.32	1.33	$0

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.004 as of March 31, 2009, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of March 31, 2009, the total future compensation cost related to non-vested stock-options not yet recognized in the condensed consolidated statements of operations was approximately $504,000, and the weighted average period over which these awards are expected to be recognized was 0.87 years.

Note 4:  Accrued Expenses

Accrued expenses consisted of the following at March 31, 2009:

Compensation and related taxes	$584,000
Related party interest	10,057,000
Interest	672,000
Customer deposits	260,000
Consulting fees	36,000
Finders’ compensation	7,000
Royalties to related parties	32,000
Other	59,000

Total	$11,707,000

Accrued related party interest payable is comprised of interest expense payable on notes payable to related parties, consisting primarily of stockholders of the Company.

Royalty payments totaling 1% of the gross sales price of gyroplanes are to be paid to the Company’s founders, David Groen and the estate of the late Jay Groen.  Through March 31, 2009, royalties payable totaled $16,000 to each of these individuals, which amounts are accrued as a component of cost of sales in the condensed consolidated statements of operations.

Long-term accrued expenses consisted of the following at March 31, 2009:

Deferred compensation	$5,003,000
Accrued payroll taxes on deferred compensation	176,000
Accrued interest on deferred compensation	299,000

Total	$5,478,000

The deferred compensation is payable to certain current and former officers, directors, and senior management of the Company, with amounts originating from fiscal year 1998 through the current fiscal year.  In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary.  The terms of the Company’s Series B 15% Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B 15% Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B 15% Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors.  Through March 31, 2009, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company’s outstanding financing agreements and would be prudent in light of the Company’s financial condition and availability of cash.  In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.  The deferred compensation and related accrued payroll taxes and interest payable are classified as long-term liabilities at March 31, 2009 as the Company does not anticipate payment of any of these amounts in the next twelve months.

Note 5:  Debt

Included in short-term notes payable at March 31, 2009 are notes payable to vendors and others totaling $523,000, substantially all of which are in default.  The Company continues ongoing negotiations with certain of the vendors and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

Substantially all related party notes payable of $59,278,000 at March 31, 2009 are payable to stockholders of the Company who are considered related parties, including the Series B Holders.  The related party notes payable at March 31, 2009 are comprised of the following:

Series B Holders:
Dividend Notes	$39,670,000
Note Purchase Notes	1,935,000
2006/2007 Notes	4,400,000
46,005,000
Other Related Parties	13,273,000

Total Related Party Notes Payable	$59,278,000

Dividend Notes totaling $39,670,000 ($36,962,000 original principal plus $2,708,000 in accrued interest expense added to note principal) resulted from the redemption of 36,962 shares of Series B Preferred Stock in October 2008.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and a rate of interest of 18% per annum during any period in which an event of default has occurred and is continuing.  The maturity date for the Dividend Notes has also been extended from time to time and currently is May 9, 2010.

Pursuant to the Note Purchase Agreement discussed in Note 7, the Company borrowed a total of $1,935,000 from the Series B Holders during the period October 1, 2008 to March 31, 2009.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date for the Note Purchase Notes has been extended from time to time and currently is May 9, 2010.

During 2006 and 2007, the Company also borrowed a total of $4,400,000 through the issuance of other promissory notes payable to the Series B Holders that provide for the payment of simple interest at the rate of 36% per annum.  The maturity date for the 2006/2007 Notes has been extended from time to time and currently is May 9, 2010.

The Company is delinquent in making payments on related party notes payable totaling $6,207,000.  The Company is also delinquent on making payments of accrued interest payable on debt of $4,394,000, of which $3,755,000 is payable to related parties.

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

Note 7:  Preferred Stock

The Company has authorized 200,000,000 shares of preferred stock having no par value.  There are two series of preferred stock with 50,000,000 shares authorized within each series.  The rights, terms and preferences of preferred stock are set by the Board of Directors.  As of March 31, 2009, the Board of Directors has set rights, terms and preferences of Series A and Series B Preferred Stock for issue.

Series A Convertible Preferred Stock

As of March 31, 2009, 1,400,000 shares of Series A Convertible Preferred Stock were issued and outstanding, and held by the following: David Groen, President and member of the Board of Directors, 1,025,000 shares; Robin Wilson, member of the Board of Directors 125,000 shares; the widow of the late Jay Groen 125,000 shares; and Dennis Gauger, former member of the Board of Directors, 125,000 shares.

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

Series B Preferred Stock

At March 31, 2009, there were 36,411 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock (the “Series B Preferred Stock”) outstanding.  The rights, terms, and preferences of the outstanding preferred shares, as amended, are as follows:

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

The Note Purchase Agreement also provides for the periodic sale by the Company to the lenders of short-term promissory notes to provide the Company with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through March 31, 2009, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $1,935,000 and the proceeds had been used by the Company to cover its minimum cash needs in excess of funding provided by payments from Georgia Tech for the Company’s work on the DARPA contract.  Subsequent to the end of January, 2009, the lenders and the Company have amended the October 9, 2008 Note Purchase Agreement five times to increase the aggregate amount of promissory notes that can be purchased to $5,750,000, to provide funding to meet the Company’s monthly minimum financial needs.  The lenders are not obligated to purchase notes pursuant to the Note Purchase Agreement and there can be no assurance that the lenders will continue to purchase notes or otherwise provide funding to the Company.

Subsequent to March 31, 2009, the redemption date of the Series B Preferred Stock has been extended from time to time and currently is May 9, 2010, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.

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

As a result of amendments to the features of the Series B Preferred Stock, if the Company is successful in raising the levels of funding that it requires to bring its debt obligations current, fund its planned operations, and complete aircraft certification requirements for its Hawk 4 gyroplane, significant portions of this funding may be required to make redemption payments on the Series B Preferred Stock.  At March 31, 2009, the recorded value of the Series B Preferred Stock was $36,411,000, which was recorded as a current liability.

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

Note 8:  Stockholders’ Equity

During the nine months ended March 31, 2009, the Company did not issue any shares of its common or any options and warrants to purchase shares of common stock.

The Company has issued shares of its common stock as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full.  As of March 31, 2009, Company had issued 5,350,000 shares of common stock as collateral.

Note 9:  DARPA Contract

In January 2009, DARPA awarded the Heliplane prime contractor position to the Georgia Institute of Technology (GT) for Phase IB of the DARPA contract and the Company was engaged as a GT subcontractor for rotor systems work.  As of the date of this Report, Phase IB of the DARPA contract had been completed

Note 10:  Supplemental Statement of Cash Flows Information

During the nine months ended March 31, 2009 the Company had the following non-cash investing and financing activities:

•	Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $1,000.

•	Decreased property and equipment and decreased accounts payable by $19,000 for property and equipment returned to vendor.

•	Decreased accrued expenses and increased common stock by $7,000 for changes to accrued finders’ compensation.

•	Increased related party notes payable and decreased Series B Preferred Stock by $36,962,000 upon partial redemption of Series B Preferred Stock.

•	Increased related party notes payable and decreased accounts payable by $867,000.

During the nine months ended March 31, 2008 the Company had the following non-cash investing and financing activities:

•	Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $8,000.

•	Increased property and equipment and decreased inventories by $14,000 for work-in progress inventories transferred to construction-in-progress.

•	Acquired property and equipment through the issuance of accounts payable of $230,000.

•	Acquired property and equipment through the issuance of related party notes payable of $5,000.

•	Issued shares of common stock in payment of employer 401(k) match of $306,000.

•	Issued 15,000 shares of common stock in payment of accrued expenses of $16,000.

•	Decreased accrued expenses and increased common stock by $17,000 for changes to accrued finders’ compensation.

•	Decreased accrued expenses and increased debt by $579,000 for accrued interest payable added to debt principal.

Cash paid for interest expense was $35,000 and $776,000 for the nine months ended March 31, 2009 and 2008, respectively.

No payments of income taxes were made during the nine months ended March 31, 2009 and 2008.

Note 11:  Recently Issued Accounting Pronouncements

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

Note 12:  Subsequent Events

Series B Preferred Stock – Subsequent to March 31, 2009, the redemption date of the Series B Preferred Stock has been extended from time to time and currently is May 9, 2010, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.

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

Debt Financing

Subsequent to March 31, 2009 through April 19, 2010, the Company has received net proceeds from debt financing of approximately $2.8 million, substantially all of which was funding received pursuant to the Note Purchase Agreement.

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

Late Filing

This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 is first being filed in April 2010.  The Company is in the process of preparing its other periodic reports, including the Form 10-K for the fiscal year ended June 30, 2009, and plans to file such reports at the earliest practicable date.  Shareholders and others are cautioned that the financial statements included in this report are over one year old and are not necessarily indicative of the operating results that may be expected for the years ending June 30, 2009 or 2010.

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

Significant Series B Preferred Stock and Debt Obligations

From 2006 through the present, in addition to other debt, the Company has obtained debt and equity financing from certain lenders who are also stockholders of the Company.  As of March 31, 2009, the Company’s obligations to such lenders included: 36% promissory notes issued during 2006 and 2007 in the aggregate principal amount of $4,400,000 (the “2006/2007 Notes”); a $36,411,000 Series B 15% Cumulative Preferred Stock Obligation; 15% secured promissory notes in the aggregate principal amount of $39,670,000 that were issued in satisfaction of accrued dividends of $36,962,000 on the Series B Preferred Stock through October 9, 2008 plus $2,708,000 in interest accrued and added to debt principal through March 31, 2009 (the “Dividend Notes”); and secured 15% promissory notes in the aggregate principal amount of $1,935,000 issued pursuant to the Note Purchase Agreement dated October 9, 2008 (the “Note Purchase Notes”).  As discussed in more detail below, the redemption date of the Series B Preferred Stock and the maturity dates of the 2006/2007 Notes, the Dividend Notes and the Note Purchase Notes have been extended to May 9, 2010.  The Company is generating limited revenues which are not adequate to pay the interest accruing on the debt described above and the Company will be unable to repay such debt when it becomes due on May 9, 2010.  Substantially all the Company’s assets have been pledged to secure its debts and if the lenders should fail to further extend the redemption dates and maturity dates for such debts as they have done in the past, such lenders could foreclose on substantially all the assets of the Company and the Company would be forced to discontinue its operations.  No assurances can be given that the lenders will further extend the redemption and maturity dates for such preferred stock and debt obligations or that if extended, the Company will be able to generate revenue or other sources of funds in the significant amount required in order to service and ultimately repay such debt.

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

At March 31, 2009, the Company had total current liabilities of $111,363,000 and current assets of $224,000, resulting in a working capital deficiency of $111,139,000.  At March 31, 2009, the Company had a total stockholders’ deficit of $118,363,000.

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

The Company has also experienced a negative profit margin on the DARPA contract, which has reduced cash flows from operations.  Subsequent to March 31, 2009, DARPA announced the award of the Heliplane prime contractor position to the Georgia Institute of Technology (GT) for Phase IB.  Since then, the Company has been engaged as a GT subcontractor for rotor systems work of Phase IB.

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

Included in current liabilities and the working capital deficiency at March 31, 2009 is a $36,411,000 Series B Preferred Stock obligation.  The Series B Holders have agreed to extend the redemption date of  the Series B Preferred Stock from time to time and the current redemption date is May 9, 2010, or such later date as agreed to in writing by at least 80% of the Series B Holders.

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

The Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term Note Purchase Notes in the aggregate principal amount of up to $5,750,000 to provide the Company with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through March 31, 2009, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $1,935,000 and the proceeds had been used by the Company to cover its minimum cash needs in excess of funding provided by payments from Georgia Tech for the Company’s work on the DARPA contract.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date of the Note Purchase Notes has been extended from time to time and currently is May 9, 2010.

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

Results of Operations

Revenues

The Company’s consolidated revenues are comprised of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Government contract	$467,000	$1,972,000	$830,000	$5,070,000
Commercial subcontract	-	-	-	26,000
SparrowHawk kits and parts	2,000	208,000	19,000	612,000
Flight training	-	9,000	1,000	33,000
Other operating	-	25,000	3,000	42,000

Total	$469,000	$2,214,000	$853,000	$5,783,000

Total revenues decreased $1,745,000 to $469,000 in the three months ended March 31, 2009 from $2,214,000 in the three months ended March 31, 2008 and decreased $4,930,000 to $853,000 in the nine months ended March 31, 2009 from $5,783,000 in the nine months ended March 31, 2008.  The decrease in revenues in the current fiscal year was attributed to the decrease in all revenue sources, including the DARPA contract, sales of SparrowHawk kits and parts, flight training and other operating revenues.  As discussed above, we significantly scaled back the level of our operations in the fiscal year ended June 30, 2008, including ceasing production of the SparrowHawk, eliminating substantially all flight training and reducing the level of our involvement in the DARPA contract.

We recognize revenue on the DARPA contract as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by DARPA.  At that time, DARPA instructs us to submit an invoice for payment for the respective milestone at the amount specified in the contract.

Costs and Expenses

The Company’s consolidated cost of sales is comprised of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Government contract	$226,000	$1,434,000	$644,000	$4,524,000
Commercial subcontract	-	-	-	73,000
SparrowHawk kits and parts	1,000	569,000	-	1,605,000
Flight training	-	2,000	-	9,000

Total	$227,000	$2,005,000	$644,000	$6,211,000

Total cost of sales decreased $1,778,000 to $227,000 in the three months ended March 31, 2009 from $2,005,000 in the three months ended March 31, 2008 and decreased $5,567,000 to $644,000 in the nine months ended March 31, 2009 from $6,211,000 in the nine months ended March 31, 2008.  As discussed above, we have significantly scaled back the level of our operations in the current fiscal year, including ceasing production of the SparrowHawk, eliminating flight training and reducing the level of our involvement in the DARPA contract.

Subsequent to March 31, 2009, DARPA announced the award of the Heliplane prime contractor position to the Georgia Institute of Technology (GT) for Phase IB.  Since then, we have been engaged as a GT subcontractor for rotor systems work of Phase IB.  Payments to us by GT are expected to be paid on a monthly basis, significantly reducing our cash flow risk from the Heliplane program.

Research and development expenses for the three months ended March 31, 2009 increased to $81,000 from $70,000 for the three months ended March 31, 2008.  However, research and development expenses decreased to $246,000 for the nine months ended March 31, 2009 from $746,000 for the nine months ended March 31, 2008 as a result of the reduction in our level of operations.  Research and development activities include the development of opportunities for subcontract opportunities with industry partners, variations to the SparrowHawk, fully assembled SparrowHawk gyroplane derivatives, potential applications of our technology to heavy lift vertical take-off military aircraft, runway independent short-haul airliners and other aircraft, including government contract opportunities.

As a result of the reduction in our level of operations, general and administrative expenses for the three months ended March 31, 2009 decreased to $238,000 from $889,000 for the three months ended March 31, 2008 and decreased to $693,000 for the nine months ended March 31, 2009 from $2,450,000 for the nine months ended March 31, 2008.

Other Income and Expenses

As a result of the reduction in our related party notes receivable, related party interest income is currently insignificant to our consolidated financial statements.  Related party interest income was $1,000 and $2,000 for the three months and nine months ended March 31, 2009, respectively, compared to $1,000 and $3,000 for the three months and nine months ended March 31, 2008, respectively.

Interest and other income decreased to $0 in the three months ended March 31, 2009 from $18,000 in the three months ended March 31, 2008 and decreased to $1,000 in the nine months ended March 31, 2009 from $24,000 in the nine months ended March 31, 2008.  Interest and other income is also currently insignificant to our consolidated financial statements, with the decrease in reported amounts resulting from the reduction in our level of operations and continued low levels of interest bearing cash.

We realized a gain on the sale of property and equipment of $45,000 in the nine months ended March 31, 2009.  We did not have any sales of property and equipment in the nine months ended March 31, 2008.

We realized a gain on extinguishment of debt of $23,000 in the three months ended March 31, 2008 and $47,000 for the nine months ended March 31, 2008.  We had no gain on extinguishment of debt during the three months and nine months ended March 31, 2009.

Interest expense for the three months ended March 31, 2009 increased to $2,453,000 from $1,131,000 for the three months ended March 31, 2008 and increased to $5,721,000 for the nine months ended March 31, 2009 from $2,964,000 for the nine months ended March 31, 2008.  We had a net increase in cash borrowings of $1,917,000 in the nine months ended March 31, 2009.  In addition, in October 2008, we increased our interest-bearing debt by $36,962,000 through a partial redemption of our Series B Preferred Stock.  However, the increase in interest expense in the current fiscal year was partially offset by additional interest expense that was incurred in the prior fiscal year for the value of stock and stock options issued to lenders in connection with new debt or debt extensions.  No stock or stock options were issued in the current fiscal year.

Series B Preferred Stock interest expense for the three months ended March 31, 2009 decreased to $1,316,000 from $2,373,000 for the three months ended March 31, 2008 and decreased to $5,278,000 for the nine months ended March 31, 2009 from $6,863,000 for the nine months ended March 31, 2008.  This decrease is attributed to the $36,962,000 redemption of Series B Preferred Stock for the Dividend Notes in October 2008.  Dividends on the Series B Preferred Stock, which are recorded as interest expense, have been “paid in kind” with additional shares of Series B Preferred Stock.

Net Loss

For the three months ended March 31, 2009, the loss from operations was $77,000 compared to the loss from operations of $750,000 for the three months ended March 31, 2008.  For the nine months ended March 31, 2009, the loss from operations was $730,000 compared to the loss from operations of $3,624,000 for the nine months ended March 31, 2008.  The decrease in the loss from operations in the current fiscal year resulted primarily from the reduced level of our operations as discussed above.

The net loss for the three months ended March 31, 2009 was $3,845,000 compared to $4,212,000 for the three months ended March 31, 2008.  The net loss for the nine months ended March 31, 2009 was $11,681,000 compared to $13,377,000 for the nine months ended March 31, 2008.  The decrease in the net loss in the current fiscal year resulted primarily from the decrease in loss from operations, partially offset by an increase in interest expense.

Liquidity and Capital Resources

Series B Preferred Stock Obligation

At March 31, 2009, we had total current liabilities of $111,363,000 and current assets of $224,000, resulting in a working capital deficiency of $111,139,000.  Included in current liabilities and the working capital deficiency at March 31, 2009 is a $36,411,000 Series B Preferred Stock obligation.  On May 10, 2007, we received the approval of the Series B Holders to extend the redemption date of the Series B Preferred Stock from May 1, 2007 to June 16, 2007, or such later date as agreed to in writing by at least 80% of the Series B Holders.  Subsequently, the Series B Holders agreed in writing to an extension of the redemption date from June 16, 2007, to June 30, 2008.

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

In addition, the Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term Note Purchase Notes to provide the Company with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through March 31, 2009, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $1,935,000 and the proceeds had been used by us to cover our minimum cash needs in excess of funding provided by payments from Georgia Tech for our work on the DARPA contract.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date of the Note Purchase Notes has been extended from time to time and currently is May 9, 2010.

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

Subsequent to March 31, 2009 through April 5, 2010, the Company has received net proceeds from debt financing of approximately $2.0 million, substantially all of which was funding received pursuant to the Note Purchase Agreement.

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

Other Debt Obligations

Current liabilities at March 31, 2009 also included $59,278,000 notes payable to related parties, including the following:

Series B Holders:
Dividend Notes	$39,670,000
Note Purchase Notes	1,935,000
2006/2007 Notes	4,400,000
46,005,000
Other Related Parties	13,273,000

Total Related Party Notes Payable	$59,278,000

Of the other related parties notes, $6,207,000 is in default.  In addition, we are delinquent in making payments of accrued interest payable of $3,755,000 on this related party debt at March 31, 2009.  Most of these related party notes payable are held by long-time shareholders and lenders of the Company and are payable on demand or are short-term in nature.  There is no assurance that these related party lenders will not demand payment of this short-term indebtedness in the near future.

Also included in current liabilities at March 31, 2009 are notes payable to unrelated parties of $523,000, substantially all of which is in default.  In addition, we are delinquent in making payments of accrued interest payable of $639,000 on this debt at March 31, 2009.  We continue to make some payments on this indebtedness and continue discussions with many of these vendors and lenders, and have, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.  There is no assurance that these vendors and lenders will continue to forebear from collection or legal action.

Operating, Investing and Financing Activities

As discussed above, we have substantially reduced the level of our operations.  Therefore, the amounts of cash provided by or used in operating, investing and financing activities for the nine months ended March 31, 2009 are generally less than the amounts reported for the nine months ended March 31, 2008.

Net cash used in operating activities was $1,691,000 for the nine months ended March 31, 2009 compared to $3,074,000 for the nine months ended March 31, 2008.  The net cash used in operating activities decreased in the current fiscal year primarily because of a lower net loss further reduced by interest expense accrued on Series B preferred stock, interest expense added to debt principal and an increase in accrued expenses.

Net cash provided by investing activities for the nine months ended March 31, 2009 was $29,000, consisting of proceeds from the sale of property and equipment of $27,000 and payments of related party notes receivable of $2,000.  Net cash used in investing activities for the nine months ended March 31, 2008 was $4,000 comprised of the purchase of property and equipment of $6,000, partially offset by related party notes receivable repayments received of $2,000.

We have funded losses from operations and net cash used in investing activities in the current fiscal year primarily from the issuance of debt to related parties (current shareholders and lenders of the Company), the increase in accrued expenses, and will require additional funding from these sources to sustain our future operations.

Net cash provided by financing activities was $1,848,000 for the nine months ended March 31, 2009, comprised of a net increase in debt of $1,917,000, partially offset by a repayment of bank overdraft of $22,000 and repayment of bank overdraft line of credit of $47,000.  Net cash provided by financing activities for the nine months ended March 31, 2008 was $3,018,000, comprised of a net increase in debt of $2,887,000 and net proceeds from the issuance of common stock of $132,000, partially offset by the payment of finders’ compensation of $1,000.

We currently do not have sufficient cash to sustain our operations for the next twelve months.  We are dependent on the lenders under the Note Purchase Agreement to continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.  As discussed above, the Note Purchase Agreement provides for the periodic sale by the Company to the lenders of short-term promissory notes to provide the Company with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through March 31, 2009, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $1,935,000 and the proceeds had been used by us to cover our minimum cash needs in excess of funding provided by payments from Georgia Tech for our work on the DARPA contract, funding that was completed in September 2009.  There is no assurance that this funding under the Note Purchase Agreement will continue beyond the current short-term agreement, and there is no assurance that we will be successful in either raising sufficient capital from other sources or improving operations.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009, the end of the period covered by this report.  Based on that evaluation, and as further discussed below, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company as of March 31, 2009 were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Change in Internal Control Over Financial Reporting

Other than those matters discussed above, there was no change in our internal control over financial reporting during the third quarter of our fiscal year 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended March 31, 2009.

Item 3.  Defaults Upon Senior Securities

As more fully discussed under “Liquidity and Capital Resources” above, the Company is delinquent in making payments on notes payable to vendors and others totaling $523,000, notes payable to related parties totaling $6,207,000, and $4,394,000 of accrued interest payable on debt.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended March 31, 2009.

Item 5.  Other Information

Amendments to Note Purchase Agreement

The Note Purchase Agreement dated as of October 9, 2008 among the Company and the lenders named on the signature page thereto (the “Lenders”) has been amended from time to time to increase the aggregate principal amount of the promissory notes that could be purchased under the agreement to $5,750,000.

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

The foregoing descriptions of the amendments to the Note Purchase Agreement are qualified in their entirety by reference to the amendments themselves, copies of which are being filed as exhibits to this report.

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

The foregoing descriptions of the amendments to the Fifth Restated Articles are qualified in their entirety by reference to such amendments, copies of which are being filed as exhibits to this report.

Item 6.  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit

3.1	Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed November 24, 2008 (1)
3.2	First Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed March 17, 2009 (1)
3.3	Second Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed July 1, 2009 (1)
3.4	Third Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed October 5, 2009 (1)
3.6	Fifth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed March 3, 2010 (1)
10.1	Note Purchase Agreement dated as of October 9, 2008 by and among Groen Brothers Aviation, Inc. and Lenders named therein (1)
10.2	Form of Promissory Notes Issued under the Note Purchase Agreement dated as of October 9, 2008 and the schedule of Notes issued to date (1)
10.3	Amended and Restated Security Agreement dated as of January 20, 2009 among the Company and the Lenders under the Note Purchase Agreement (1)
10.4	Amended and Restated IP Security Agreements dated as of October 9, 2008 among the Company and the Lenders under the Note Purchase Agreement (1)
10.5	Form of Promissory Notes Issued under the Note Purchase Agreement dated as of October 9, 2008 in payment of Series B Preferred Stock dividends and the schedule of Notes issued to date (1)
10.6	First Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and the lender named therein dated as of October 9, 2008 with regard to the 2006/2007 Notes (1)
10.7	First Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and the lender named therein dated as of October 9, 2008 with regard to 2007 Notes (1)
10.8	Second Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and the lender named therein dated as of March 2, 2009 with regard to the 2006/2007 Notes*
10.9	Second Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and the lender named therein dated as of March 2, 2009 with regard to 2007 Notes*
10.10	First Amendment to Note Purchase Agreement dated as of March 2, 2009 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and the lenders named therein*
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

* Exhibits filed with this report.
(1) Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROEN BROTHERS AVIATION, INC.

/s/ David Groen
David Groen, President, Chief Executive Officer
and Chief Financial Officer
(Principal Executive and Principal Financial Officer)

Date: April 30, 2010