Form 10-K
period 2009-06-30
GROEN BROTHERS AVIATION INC /UT/
filed 2010-08-02
CIK 870743

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act  ☐ Yes  No ☑

The aggregate market value of the voting and common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant's second fiscal quarter ended December 31, 2008 was $1,536,000.

The number of shares outstanding of the registrant’s no par value Common Stock as of July 30, 2010 was 171,416,289.

Documents Incorporated by Reference
None

Groen Brothers Aviation, Inc.
Annual Report on Form 10-K
Year Ended June 30, 2009

CAUTIONARY STATEMENT REGARDING THE FILING DATE OF THIS REPORT AND THE ANTICIPATED FUTURE FILINGS OF ADDITIONAL PAST-DUE REPORTS

This Annual Report on Form 10-K for the fiscal year ended June 30, 2009 is first being filed in July 2010.  The Company is in the process of closing its accounting records for the fiscal year ended June 30, 2010 and plans to prepare and file its Annual Report on Form 10-K for the fiscal year ended June 30, 2010 at the earliest practicable date.  Shareholders and others are cautioned that the financial statements included in this report are over one year old and are not necessarily indicative of the operating results that may be expected for the year ending June 30, 2010.

PART I

Item 1.                 Business

Going Concern Qualification

The Report of Independent Registered Public Accounting Firm on our 2009 audited consolidated financial statements addresses an uncertainty about our ability to continue as a going concern, indicating that our operating losses and lack of working capital raise substantial doubt about our ability to continue as a going concern.  At June 30, 2009, we had total current liabilities of $115,573,000 and current assets of $253,000, resulting in a working capital deficiency of $115,320,000.  At June 30, 2009, we had a total stockholders’ deficit of $123,060,000.  There can be no assurance that management’s efforts to adequately capitalize the Company or attain a successful level of operations and cash flows will be successful.  In light of our current financial position and the uncertainty of raising sufficient capital to achieve our goals, the Company’s viability as a going concern is uncertain.

Reduced Level of Operations

Following delays in our Heliplane program for the U.S. Defense Advanced Research Projects Agency (“DARPA”), lower than anticipated results from sales of our SparrowHawk kits, and negative conditions in capital markets, in May 2008 we effected a substantial reduction in force and significantly scaled back the level of our operations.

The negative cash flow consequences resulting from delays in the Heliplane program, made it necessary for us to resign our prime contractor position on the DARPA contract, after successfully completing Phase IA.  Accordingly, in January 2009, DARPA on our recommendation announced the award of the Heliplane prime contractor position to the Georgia Institute of Technology (“GT”) for Phase IB, with the Company engaged as a GT subcontractor for the rotor systems work.  As of the date of this Report, Phase IB has been completed successfully, but DARPA has not yet announced funding for Phase II.

The decision in May 2008 to cease production of the SparrowHawk recognized that the prospects of reaching a satisfactory profit level in a deteriorating economic climate were not promising.  As importantly, it recognized that the kit aircraft business, aimed at customers for their personal use, could not be readily compatible with the design, manufacture and marketing of more sophisticated aircraft required by our prospective military and commercial customers.  Therefore, as described under Company Products, we have focused our SparrowHawk efforts toward selling the program to a buyer with more compatible operating conditions and strategic interests, thus allowing us to concentrate our limited financial resources on research and development of more advanced fully assembled aircraft.

Our cost-cutting measures together with DARPA Phase IB revenues, allowed us to continue to move forward with the development of our technology on a sharply reduced scale.  However, as described in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operation, in October 2008, the Company entered into a Note Purchase Agreement with the holders of our Series B Preferred Stock (“Series B Holders”) that provides for the periodic sale by the Company to the lenders of short-term promissory notes to provide the Company with funding to cover its minimum cash needs in excess of funding provided by payments from GT for the Company’s work on the DARPA contract as specified in the draw requests for such notes.  The draw requests must be approved by the lenders and the lenders are not obligated to purchase any notes.  While the GT payments have been paid in full, the Series B Holders have continued to cover minimum cash needs with monthly funding.  Furthermore, as described under Company Products, they have contributed materially to our efforts to establish joint ventures or other strategic relationships that will allow us to fund the development and commercialization of our technology.  However, there can be no assurance that we will be successful in these efforts, or that this funding will continue.

Although we are currently operating at a significantly reduced level, we have presented in this annual report detailed disclosure of the history of the development of our technology, opportunities for commercialization of our technology in its various forms, the regulatory environment that we operate in and other discussions of our business.

Background

Groen Brothers Aviation, Inc. (the “Company”) or (“GBA”) was originally incorporated in the State of Utah on July 28, 1980 as New Wave Energy.  On October 23, 1990, the name of New Wave Energy was changed to Groen Brothers Aviation, Inc., and under this name, the Company became a fully reporting public corporation (stock symbol “GNBA”) to facilitate the raising of capital.  Hereafter, the "Company" refers to the registrant, Groen Brothers Aviation, Inc. (“GBA”) and its wholly-owned subsidiaries, Groen Brothers Aviation USA, Inc. (“GBA USA”), Groen Brothers Aviation International, LLC, and, from December 2002 through November 2004, American Autogyro, Inc. (“AAI”).  Effective November 1, 2004, we merged AAI into GBA USA.  Groen Brothers Aviation International, LLC (“Groen Brothers International”) was formed as a special purpose subsidiary in July 2010 to participate in a possible future Chinese joint venture.  Unless otherwise stated, the financial activities described herein are those of GBA USA, which currently is the sole operating entity of the Company.

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

History of Company Products

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

The most serious interest in this project was coming from Spain with that country presenting an attractive combination of market potential, available skills and funding sources, and favorable legal and political environment.  As a result, we had been diligently seeking to set up a JV in Spain through which the Hawk series could be certified under FAA and European regulations.  The objective, in broad terms, is for GBA to provide the JV with its Hawk Gyroplane technology and oversee and participate in the certification program (on commercial terms), while the other partners, governmental and industrial, would provide funding, manufacturing, and other resources.

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

In fiscal 2007, however, we obtained renewed interest from the government of Aragon, an Autonomous Community within Spain, and entered into a Memorandum of Understanding with Aragon to set up a JV.  Meetings with representatives of CDTI4, the investment arm of the central Spanish government’s Ministry of Industry, Tourism and Commerce, were favorable and CDTI asked Aragon and other potential partners to enter into the formal process for funding requests.  Later in 2008, however, Aragon underwent a change in government leadership and interest in the Hawk Gyroplane project was lost.  While interest from three other Autonomous Communities within Spain showed considerable promise, the recession that began in 2008 severely impacted the Spanish economy, putting the project on indefinite hold.   We are therefore pursuing other more encouraging opportunities to exploit Hawk technology through Joint Ventures in Asia that would take advantage of advances in technology that we have made since the Hawk 4 was designed.  These efforts are described under GBA Hawk 6 Gyroplane below. While we can give no assurance that any such JV will be established, we continue to regard Spain as one of many promising markets for potential JV products.

3   As described later, with design and analysis tools utilized during the Heliplane program, the Hawk 4 Gyroplane has undergone a redesign study that indicates that the Company should develop a six passenger version of the Hawk series
4   Center for Development of Technology for Industry

GBA Hawk 6 Gyroplane

The technology of Hawk 4 Gyroplane, the world’s first turbine-powered gyroplane, promised to be highly competitive in its markets in the early years of the 21st Century.  Since that time, GBA’s technology has advanced substantially and rotorcraft technology from potential competitors has also progressed.  As a result, GBA is now in a position to design gyroplanes that benefit from the use of composite materials that in conjunction with advanced aerodynamic analytical techniques permit both substantially lower aircraft weights and reduced drag.  Furthermore, GBA can now offer a much superior airfoil design for its rotor blades than that offered by the Hawk 4 blades.  In addition to these gains from GBA, engine manufacturers and other suppliers also offer improved component performance.  Together, these advances enable gyroplane designs that maintain the inherent advantages demonstrated by the Hawk 4, of simplicity, safety, low operating cost and high utilization compared to other types of rotorcraft, while offering increase in speed, range, payload and vertical take-off capability.  Subsequent to the end of fiscal year 2009, GBA has assessed the evolving rotorcraft market and its competitors in the context of these new performance capabilities and thus believes that a six-passenger advanced gyroplane could be best suited to the current market place.   The Company has initiated its design for the Hawk 6 to compete in this market and has entered into discussions with potential Joint Venture partners in Asia related to its production.

We can give no assurance that any such Joint Venture will be achieved nor that the Hawk 6 will ultimately be produced.

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

In December 2005, we announced the introduction of our improved SparrowHawk model, the SparrowHawk II.  SparrowHawk II offered added comfort and robustness and reduced the time and effort needed by the customer to build the aircraft.  We continued to design improvements for the SparrowHawk II during fiscal year 2007, and in fiscal year 2008 introduced a new version called the SparrowHawk III Quick Build.  As the name implies, the primary objective for the “Quick Build” is a significant further reduction of time and effort on the part of the purchaser in building the aircraft while maintaining conformity with FAA regulations.  Careful attention was paid to existing customer input and to the needs of potential customers.  Through a thorough assessment of the build process and changes in the design manufacture and product delivery, the time to assemble the kit by a typical purchaser was expected to be in the order of 300 hours, cutting build time in half.  Deliveries of the Quick Build kit began in October 2007.

While the SparrowHawk had become dominant in its category and we had achieved our objective of creating an understanding within the gyroplane kit industry of the critical safety factor that had previously led to accidents, the kit program continued to be a financial drain on the Company.  We had experienced a negative gross profit on sales of Sparrow Hawk kits and the number of SparrowHawk kits sold had fallen below expectations, due in part to lack of funding to finalize product development and to pay for increased sales and marketing efforts.  In these circumstances, prospects of reaching a satisfactory profit level in a deteriorating economic climate were not promising.  As importantly, we determined that the kit aircraft business, aimed at customers for their personal use could not be readily compatible with the design, manufacture and marketing of more sophisticated aircraft required by military and commercial customers.  Therefore, in May 2008, the Board decided to cease production of the SparrowHawk and to seek to sell the program to a buyer with more compatible operating conditions and strategic interests, thus allowing the Company to concentrate its limited financial resources on research and development of more advanced fully assembled aircraft.

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

We have held meetings with several agencies in China in relation to the use of the SparrowHawk and its technology in China, and in May 2009, entered into a non-binding Memorandum of Understanding (MOU) with a Chinese Company, with the objective of setting up a joint venture (“JV”) in China to produce fully-assembled Light Gyroplanes, focused on production of SparrowHawks, initially for power line patrol.  Negotiations related to this MOU subsequent to the end of fiscal year 2009 resulted in a non-binding “Terms and Conditions” agreement for the setting up of the JV and, as of the issuance of this report, an agreement has been reached and agreed to by both parties.  Signing of this agreement by both parties is expected shortly.  Under the terms of this anticipated agreement, the parties will prepare an application to the appropriate government authorities to set up the JV.  Upon the establishment of this JV, the Company, through its special purpose subsidiary, Groen Brothers International, expects to receive 25% of the equity in the JV in return for its contribution to the JV of its SparrowHawk III assets and rights to SparrowHawk designs and defined SparrowHawk derivatives.  We can give no assurance that the parties will obtain approval from the relevant Chinese authority to establish the JV.

The DARPA “Heliplane” Gyrodyne Contract

We also believe that the knowledge and experience that we had gained from our work with the Hawk 4 had made us an authority on gyroplane technology and that in the post 9/11 defense environment this technology had substantial military potential.  It could serve in a wide variety of roles ranging from gyroplanes as unmanned air vehicles (“UAV”s) and to gyrodynes as heavy lift Vertical Take-off and Landing (“VTOL”) transports and as high speed rotorcraft.  Additionally, the technology could be further developed to enable the design of runway independent commercial aircraft.

We believe our technology to be fully scalable and readily adaptable to the gyroplane’s derivative form, the gyrodyne.  As detailed earlier, the gyrodyne is a rotary wing aircraft that uses rotor blade “tip-jets” for short duration power permitting pure vertical takeoff and landing, and providing the capability to hover like a helicopter.  During the en-route portion of the flight the tip-jets are turned off and the gyrodyne flies as a gyroplane in autorotation.  Such an aircraft can be capable of both lifting substantial payloads in gyrodyne mode and covering substantial range as a gyroplane.  The British Fairey Rotodyne aircraft demonstrated the technical validity of this concept in the 1960's.  With the application of modern technology developed by us, the concept is ready to be turned into a highly utilitarian aircraft platform, with many diverse applications.

In recognition of these capabilities, we have been assessing military applications of our gyrodyne technology to conceptual designs for a vertical takeoff aircraft with payload and range capabilities that no aerospace manufacturer has been able to offer and that would contribute to the military and security needs of the United States Government.  As a consequence, we have been able to respond to requests for proposals from government agencies and military commands.  These submissions have ranged from small UAV gyroplanes to large vertical takeoff and landing (“VTOL”) freighters.  Applications have also been made in partnership with either a major aerospace company or an academic institution with preeminent aerospace credentials.  Other than Phase I of the Heliplane program and a Phase 0 of the PAS program, no government contracts were awarded and the Company can make no assurances that any of the Company’s submissions in response to RFPs will be accepted or funded beyond what has already taken place.

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

Phase One of this four-phase Heliplane program began with a 15-month $6.4 million award to develop the preliminary design and perform key technology demonstrations.  On September 19, 2007, the DARPA contract was modified, increasing the contract award from $6.4 million to $10.4 million, and extending the term of Phase One from 15 to 23 months.  Substantial portions of Phase One payments were paid by us to subcontractors and consultants hired by us.  Payments under this contract were conditional upon our attaining several milestone objectives during the course of Phase One of the contract.

We completed Phase One of the four phase program with a preliminary design review (PDR) in November of 2007.  In January of 2009, DARPA funded a six month Heliplane Phase 1B effort to design and evaluate a modification to the Heliplane’s rotor-blade tip-jets to reduce its sound signature.  For Phase IB, DARPA chose, at our recommendation, GT to lead the program as prime contractor with the Company as the primary subcontractor for the critical rotor system.  We made this recommendation because of our inability to fund the cash flow shortfall while waiting to be paid for work completed.  Phase IB had been completed as of the date of this report, but no decision has been announced by DARPA as to whether Phase II will be awarded.

During the fiscal years ended June 30, 2009 and 2008, we reported revenues from the DARPA contract of $830,000 and $5,070,000, respectively.

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

The gyrodyne technology developed for the Heliplane also has direct application to the design of short-range vertical take-off and landing (“VTOL”) commercial airliners that are runway independent.  Growth in the economy can produce heavy demand for aircraft that do not require the use of increasingly congested runways and are not limited by air traffic control constraints, and we anticipate the potential of an opportunity to develop such an aircraft.  By using the airframe of an existing type-certificated production airplane and adding our rotor system, gyrodyne airliners can be delivered for substantially less investment and in less time than would normally be required to bring a new airliner to market.  Our longer-range plans have identified opportunities for large (18-60 seat) gyrodynes to provide commercial passenger service in short and medium-range markets.

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

Distribution and Marketing

It had been our plan to market the Hawk 4 through a dealer network, both in the United States and the rest of the world.  A GBA Authorized Dealer network with 14 United States dealers, 3 International dealers and over 60 national sales representatives was established and these dealers placed firm orders with deposits for 145 Hawk 4 gyroplanes.  As of June 30, 2009, dealer deposits totaled $2,105,000, which amount has been reported as a long-term liability in the accompanying consolidated financial statements.  The deposit provides a delivery sequence number and represents a percentage of the total estimated purchase price.  We have also issued common stock to dealers as partial consideration for the delay in the certification of the Hawk 4 Gyroplane.  These costs have been charged to interest expense as incurred.  The dealers have been given the opportunity to convert a portion of their deposits into shares of the Company’s restricted common stock.  As stockholders of the Company, the dealers are considered related parties.

In recognition that many of the opportunities for use of our gyroplane products lay in Asia, in fiscal 2005 we hired Mr. Jason Chen, as Vice President of Business Development in Asia, who now acts as a consultant leading our efforts in that continent.  As a result of the hiring of Mr. Chen, executive officers and employees of the Company met in China with government officials and aerospace executives on several occasions.  In these meetings, Company representatives made presentations covering the application of our gyroplane and gyrodyne technologies to China’s commercial needs.  The presentations were well received and resulted in us being invited back to China to discuss specific proposals for joint ventures or cooperation.  Mr. Chen was responsible for introducing us to the potential SparrowHawk Gyroplane JV partner with whom we have reached an MOU and continues to actively participate in progressing that objective.

We believe that Asia represents a potentially very large market for our products, from the SparrowHawk size gyroplanes, to the Hawk gyroplane derivatives, to the varying sizes of tip-jet powered gyrodynes in commuter airline and transport category aircraft.  In addition, we believe that these types of safe, economical, high performance Ultra-Short and Vertical Takeoff and Landing (USTOL and VTOL) aircraft can be very important in helping solve the transportation needs of the burgeoning economies of China, India, Korea and other Asian nations.

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

GBA Hawk 4 Series Gyroplanes

Commercial or Private Use:  FAA certification is the process by which the United States government ensures that aircraft sold into the U.S. civil market meet appropriate standards for all civil users.  FAA certification is not required by military aircraft and by many aircraft in “Public Use,” roles operated by Federal, State or local agencies.  Civil aircraft operated outside the United States are regulated by the authorities of those countries and may be required to obtain additional certification.  The analysis and testing leading to a U.S. certificate is, however, currently acceptable in most foreign countries as the basis for granting certification in those countries.

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

Unlike helicopters, gyroplanes are not specifically excluded from the LSA classification, but in view of the FAA’s relative unfamiliarity with the type, were originally eligible for a subcategory defined as Experimental or E-LSA.  E-LSA aircraft were required to meet the LSA size, weight and other limits and could be sold as fully assembled aircraft, but were not required to meet the SLSA manufacturing standards.  Approval for manufacture of E-LSA aircraft was, however, limited to the period ending January 31, 2008, and this approval has not been reinstated.

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

Competition for the Hawk 4 variants, such as the potential Hawk 6, lies largely in the helicopter segment, although the aircraft is competitive with airplanes for certain missions and is expected to obtain part of its market from fixed–wing markets.  Its principal competitors are therefore comparably-sized turbine-powered helicopters, with similar speed, payload and range capabilities, notably those produced by Eurocopter and Bell.  We believe that the much lower maintenance cost, greater daily utilization capability and inherent safety will enable the Hawk 4 derivatives to compete effectively against these aircraft as well as the lower cost, but lower-performing piston-powered Robinson R44 and its emerging turbine-powered R66.

With our exit from the kit-built market, we no longer regard kit manufacturers as competitors.   Two new fully-built gyroplanes have recently entered the E-LSA market, the Xenon from France and the Sportcopter from Oregon and could be future competition for our SportHawk if it enters the market.

As our gyrodyne technology is principally directed towards missions that require either VTOL or near VTOL capability, our most significant competition comes from helicopters or hybrid aircraft that combine both helicopter and airplane characteristics.  For high speed and heavy lift applications, both civil and military, these include tiltrotors in both two and four rotor configurations, proposed by Bell and Boeing, compound tandem helicopters with augmented lift from small wings and augmented thrust from external jet engines, proposed by Boeing and coaxial twin rotor helicopters proposed by Sikorsky.  The Company believes that inherent advantages in its technology may allow it to compete effectively with these approaches.

Patents

We presently own several patents that relate to collective pitch and flight controls.  We believe the important element of these patents is collective pitch control on a semi-rigid, teetering rotor head for gyroplanes.  We believe this application is differentiated from similar sounding claims for helicopters, as this concept has never before been applied to gyroplanes.  The patent claims are written very broadly, which we believe makes it difficult to design around them.  Our patent opportunity existed because of a fifty-year hiatus in development in gyroplane technology.  The earliest of these patents expire over the next few years.  However, at the date of filing this report, the Company is endeavoring to file several more patent applications with the US Patent Office (“USPTO”) related to technology it developed over the last several years.  There can be no guarantees that any of these potential applications will result in patents being issued and there can be no guarantee that cash value can be gained from any patent that may be issued by the USPTO.

Royalty Commitments

Royalty payments of 1% of the gross sales price of gyroplanes are to be paid in total to the Company’s founders, David Groen and the estate of the late Jay Groen.  Through June 30, 2009, royalties payable totaled $16,000 to each of these parties.

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

Research and Development Expenditures

Total research and development expenditures incurred by us for the years ended June 30, 2009 and 2008 were $337,000 and $1,500,000, respectively.

Employees

We currently have 9 full time employees, and utilize part-time employees and outside consultants on an as needed basis.  Our employees are not represented by any labor union, and we believe our relations with employees are good.

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

The Report of Independent Registered Public Accounting Firm on our audited consolidated financial statements addresses an uncertainty about our ability to continue as a going concern, indicating that our operating losses and lack of working capital raise substantial doubt about our ability to continue as a going concern.  At June 30, 2009, we had total current liabilities of $115,573,000 and current assets of $253,000, resulting in a working capital deficiency of $115,320,000.  At June 30, 2009, we had a total stockholders’ deficit of $123,060,000.  There can be no assurance that management’s efforts to adequately capitalize the Company or attain a successful level of operations and cash flows will be successful.  In light of our current financial position and the uncertainty of raising sufficient capital to achieve our goals, the Company’s viability as a going concern is uncertain.

We have a history of operating losses and there can be no assurance that we will be able to operate at a profit in the future.

We have incurred operating losses from our inception, and had an accumulated deficit of $157,875,000 at June 30, 2009.  We incurred a net loss of $16,114,000 for the year ended June 30, 2009 and a net loss of $19,837,000 for the year ended June 30, 2008.  We recently ceased production of the SparrowHawk, and future involvement in the DARPA contract is uncertain.  There can be no assurance that we will be able to operate at a profit in the future.  If we cannot generate sufficient revenues to operate profitably and to meet our debt obligations, we may suspend or cease operations.

We will require additional funds to continue our business plan.

At June 30, 2009, we had a working capital deficiency of $115,320,000 and a stockholders’ deficit of $123,060,000.  We incurred a net loss of $16,114,000 and used cash of $2,155,000 in our operations during the year ended June 30, 2009.  We do not currently have adequate funds to meet our obligations for the next twelve months and we are dependent on the receipt of additional debt or equity capital to fund our operations until such time as our revenues exceed our expenses and we begin to operate at a profit, if ever.  We currently have an agreement with the Series B Holders to provide us with monthly funding to meet minimum operating needs through October 9, 2010.  However, we will need additional debt or equity funding to meet our other obligations, many of which are past due.  There can be no assurance that the Series B Holders will further extend the funding agreement beyond the current October 9, 2010 due date.  We anticipate that we will have difficulty in obtaining other financing given the current economic climate and, if we are able to obtain equity financing, it will likely result in significant additional dilution to the interests of our current stockholders.

We have a significant amount of debt that is past due.

Current liabilities at June 30, 2009 included $61,161,000 notes payable to related parties, including $2,553,000 that is in default.  In addition, we are delinquent in making payments of accrued interest payable of $1,281,000 on this related party debt at June 30, 2009.  Most of these related party notes payable are held by long-time shareholders and lenders of the Company and are payable on demand or are short-term in nature.  There is no assurance that these related party lenders will not demand payment of this short-term indebtedness in the near future.

Also included in current liabilities at June 30, 2009 are notes payable to unrelated parties of $1,405,000, substantially all of which is in default.  In addition, we are delinquent in making payments of accrued interest payable of $679,000 on this debt at June 30, 2009.  We continue to make some payments on this indebtedness and continue discussions with many of these vendors and lenders, and have, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.  There is no assurance that these vendors and lenders will continue to forebear from collection or legal action.

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

Options and warrants to purchase 51,952,967 shares of our common stock at exercise prices ranging from $0.07 to $1.10 were outstanding at June 30, 2009.  In addition, certain notes payable, long-term debt and related accrued interest payable were convertible into a total of 69,772,313 shares of our common stock at June 30, 2009, with conversion prices ranging from $0.10 to $1.25.  The exercise of these options and warrants or the conversion of the convertible debt would result in a significant increase in the number of our common shares outstanding, which may adversely affect our stock price and dilute our stockholders’ ownership percentage.

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

We rent on a month-to-month basis a small hangar for storage purposes at Buckeye Airport, Arizona at a monthly rental of approximately $850 per month.

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

Item 4.                 (Removed and Reserved)

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information.

Our common stock traded under the symbol GNBA.OB on the OTC Bulletin Board until approximately October 7, 2008.  Since October 7, 2008, our common stock has been quoted on the National Quotation Bureau’s Pink Sheets under the symbol “GNBA.PK”   As of July 21, 2010, the high bid and low asked quotation for our common stock on the Pink Sheets was $0.013 bid and $0.015 asked, respectively.

The following table sets forth the high and low bid quotations for our common stock for each quarter during the two fiscal years ended June 30, 2009 and 2008.  The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

		Closing Prices

Fiscal Year Ended June 30:		High	Low

2009	First Quarter	$0.05	$0.01
	Second Quarter	$0.02	$0.01
	Third Quarter	$0.02	$0.01
	Fourth Quarter	$0.06	$0.01

2008	First Quarter	$0.17	$0.13
	Second Quarter	$0.14	$0.10
	Third Quarter	$0.13	$0.06
	Fourth Quarter	$0.09	$0.04

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

(b) Number of equity security holders.

The number of record holders of our common stock as of July 30, 2010 was approximately 1,600.  This number counts each broker dealer and clearing corporation who holds shares for its customers as a single holder.

(c) Dividends.

We did not declare or pay any cash dividends on our common stock during the past two fiscal years and we do not intend to declare any dividends in the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans.

The Company’s Amended and Restated 2000 Stock Option Plan (the “Plan”) has been approved by our shareholders.  Under the Plan, a maximum of 60,000,000 common shares are available for granting of options to purchase common stock.  We may issue both non-qualifying stock options and qualifying incentive stock options.  We have also issued stock options and warrants outside the Plan which have been approved by our Board of Directors and which have been issued under no specific plan approved by our shareholders.  The following table presents information concerning outstanding stock options and warrants issued by us as of June 30, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted-Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	35,094,535	$0.34	24,905,465
Equity compensation plans not approved by security holders	16,858,432	$0.18	n/a
Total	51,952,967		24,905,465

See also the Notes to Consolidated Financial Statements for further information regarding the Plan and stock options and warrants issued by the Company.

(e) Recent sales of unregistered securities.

During the three months ended June 30, 2009, we did not issue any shares of our common stock or options and warrants to purchase shares of our common stock.

(f) Purchases of equity securities by the registrant and affiliated purchasers.

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the last three months of the year ended June 30, 2009.

Item 6.                 Selected Financial Data

Because the Company is a Smaller Reporting Company, this Item is not applicable to the Company.

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Late Filing

This Annual Report on Form 10-K for the fiscal year ended June 30, 2009 is first being filed in July 2010.  The Company is in the process of closing its accounting records for the year ended June 30, 2010 and plans to prepare and file its Annual Report on Form 10-K for the fiscal year ended June 30, 2010 at the earliest practicable date.  Shareholders and others are cautioned that the financial statements included in this report are over one year old and are not necessarily indicative of the operating results that may be expected for the year ending June 30, 2010.

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

Significant Series B Preferred Stock and Debt Obligations

From 2006 through the present, in addition to other debt, the Company has obtained debt and equity financing from certain lenders who are also stockholders of the Company.  As of June 30, 2009, the Company’s obligations to such lenders included: 36% promissory notes issued during 2006 and 2007 in the aggregate principal amount of $4,400,000 (the “2006/2007 Notes”); a $37,776,000 Series B 15% Cumulative Preferred Stock Obligation; 15% secured promissory notes in the aggregate principal amount of $41,157,000 that were issued in satisfaction of accrued dividends of $36,962,000 on the Series B Preferred Stock through October 9, 2008 plus $4,195,000 in interest accrued and added to debt principal through June 30, 2009 (the “Dividend Notes”); and secured 15% promissory notes in the aggregate principal amount of $2,367,000 issued pursuant to the Note Purchase Agreement dated October 9, 2008 (the “Note Purchase Notes”).  As discussed in more detail below, the redemption date of the Series B Preferred Stock and the maturity dates of the 2006/2007 Notes, the Dividend Notes and the Note Purchase Notes have been extended to October 9, 2010.  The Company currently has no operating revenues to pay the interest accruing on the debt described above and the Company will be unable to repay such debt when it becomes due on October 9, 2010.  Substantially all the Company’s assets have been pledged to secure its debts and if the lenders should fail to further extend the redemption dates and maturity dates for such debts as they have done in the past, such lenders could foreclose on substantially all the assets of the Company and the Company would be forced to discontinue its operations.  No assurances can be given that the lenders will further extend the redemption and maturity dates for such preferred stock and debt obligations or that if extended, the Company will be able to generate revenue or other sources of funds in the significant amount required in order to service and ultimately repay such debt.

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

At June 30, 2009, the Company had total current liabilities of $115,573,000 and current assets of $253,000, resulting in a working capital deficiency of $115,320,000.  At June 30, 2009, the Company had a total stockholders’ deficit of $123,060,000.

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

The Company has completed work on those milestones of Phase I of the DARPA contract where it served as prime contractor and on Phase IB of the DARPA contract where it served as a subcontractor for rotor systems work to the Georgia Institute of Technology (GT).  As of the date of this report, DARPA has not yet announced funding for Phase II and the future involvement of the Company in the DARPA contract is uncertain.

The Company’s continuation as a going concern is dependent on attaining profitable operations, obtaining additional outside financing and/or restructuring its debt obligations, including its Series B Preferred Stock.  The Company has funded losses from operations primarily from the issuance of debt to related parties (current shareholders and lenders of the Company), the increase in accounts payable and accrued expenses, and the sale of the Company’s restricted common stock in private placement transactions.  Currently, the Company has no source of operating revenues, and will require additional funding from these sources to sustain its future operations.

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

During 2006 and 2007, the Company obtained debt financing from the holders of the Series B Preferred Stock (the “Series B Holders”) in the aggregate principal amount of $4,400,000 (the “2006/2007 Notes”).  The 2006/2007 Notes provide for the payment of simple interest at the rate of 36% per annum.  The maturity date for the 2006/2007 Notes has been extended from time to time and currently is October 9, 2010.

Included in current liabilities and the working capital deficiency at June 30, 2009 is a $37,776,000 Series B Preferred Stock obligation.  The Series B Holders have agreed to extend the redemption date of the Series B Preferred Stock from time to time and the current redemption date is October 9, 2010, or such later date as agreed to in writing by at least 80% of the Series B Holders.

In October 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, the Company issued short-term interest bearing notes in the principal amount of $36,962,000 in satisfaction of the accrued and unpaid dividends on the Series B Preferred Stock through October 9, 2008 (the “Dividend Notes”).  Because the Company had paid such dividends in kind by issuing additional shares of Series B Preferred Stock, the issuance of the Dividend Notes resulted in the redemption of $36,962,000 of Series B Preferred Stock.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly.  The maturity date for the Dividend Notes has been extended from time to time and currently is October 9, 2010.

The Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term promissory notes in the aggregate principal amount of up to $12,750,000 to provide the Company with operating capital, as specified in the draw requests for such notes (the “Note Purchase Notes”).  The draw requests must be approved by the lenders.  Through June 30, 2009, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $2,367,000 and the proceeds had been used by the Company to cover its minimum cash needs in excess of funding provided by payments from GT for the Company’s work on the DARPA contract.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date for the Note Purchase Notes has been extended from time to time and currently is October 9, 2010.

Substantially all assets of the Company, including its intellectual property, have been pledged as collateral for the Company’s debt.

There can be no guarantee or assurance that the Company will be successful in its ability to generate income from operations, or to raise capital at favorable rates or at all.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Revenues

The Company’s consolidated revenues are comprised of the following:

	Years Ended June 30,
	2009	2008

Government contract (DARPA)	$1,058,000	$5,070,000
Commercial subcontract	-	26,000
SparrowHawk kits and parts	24,000	720,000
Flight training	1,000	46,000
Other operating	3,000	60,000

Total	$1,086,000	$5,922,000

Total revenues decreased $4,836,000 to $1,086,000 in the year ended June 30, 2009 from $5,922,000 in the year ended June 30, 2008.  The decrease in revenues in the 2009 fiscal year was attributed to the decrease in all revenue sources, including the DARPA contract, sales of SparrowHawk kits and parts, flight training and other operating revenues.  As discussed above, we significantly scaled back the level of our operations in the fiscal year ended June 30, 2008, including ceasing production of the SparrowHawk, eliminating substantially all flight training and reducing the level of our involvement in the DARPA contract.

We recognized revenue on the DARPA contract as each defined milestone was completed and the requisite meetings were held and technical data submitted and accepted by DARPA.  At that time, DARPA instructed us to submit an invoice for payment for the respective milestone at the amount specified in the contract.

Phase I of the DARPA contract ended in November 2007, except for final reports and some continued work on completing a test article rotor blade for the Heliplane.  We received final payment on Phase I in February 2009.  Phase IB of the DARPA contract, where we were engaged as a GT subcontractor for rotor systems work, has been completed, with final payment received from GT by us in September 2009.

Costs and Expenses

The Company’s consolidated cost of sales is comprised of the following:

	Year Ended June 30,
	2009	2008

Government contract (DARPA)	$926,000	$5,036,000
Commercial subcontract	-	281,000
SparrowHawk kits and parts	-	2,002,000
Flight training	-	12,000

Total	$926,000	$7,331,000

Total cost of sales decreased $6,405,000 to $926,000 in the year ended June 30, 2009 from $7,331,000 in the year ended June 30, 2008.  As discussed above, we significantly scaled back the level of our operations during the 2009 fiscal year, including ceasing production of the SparrowHawk, eliminating flight training and reducing the level of our involvement in the DARPA contract.

Research and development expenses for the year ended June 30, 2009 decreased to $337,000 from $1,500,000 for the year ended June 30, 2008 as a result of the reduction in our level of operations.  Research and development activities include the development of opportunities for subcontract opportunities with industry partners, variations to the SparrowHawk, fully assembled SparrowHawk gyroplane derivatives, potential applications of our technology to heavy lift vertical take-off military aircraft, runway independent short-haul airliners and other aircraft, including government contract opportunities.

As a result of the reduction in our level of operations, general and administrative expenses for the year ended June 30, 2009 decreased to $997,000 from $3,028,000 for the year ended June 30, 2008.

Other Income and Expenses

As a result of the reduction in our related party notes receivable, related party interest income is currently insignificant to our consolidated financial statements.  Related party interest income was $3,000 and $4,000 for the years ended June 30, 2009 and 2008, respectively.

Interest and other income decreased to $1,000 in the year ended June 30, 2009 from $14,000 in the year ended June 30, 2008.  Interest and other income is also currently insignificant to our consolidated financial statements, with the decrease in reported amounts resulting from the reduction in our level of operations and continued low levels of interest bearing cash.

We realized a gain on the sale of property and equipment of $45,000 in the year ended June 30, 2009.  We did not have any sales of property and equipment in the year ended June 30, 2008.

We realized a gain on extinguishment of debt of $8,000 in each of the years ended June 30, 2009 and 2008.

Interest expense for the year ended June 30, 2009 increased to $8,330,000 from $4,098,000 for the year ended June 30, 2008.  We had a net increase in cash borrowings of $2,238,000 in the year ended June 30, 2009.  In addition, in October 2008, we increased our interest-bearing debt by $36,962,000 through a partial redemption of our Series B Preferred Stock.  However, the increase in interest expense in the 2009 fiscal year was partially offset by additional interest expense that was incurred in the prior fiscal year for the value of stock and stock options issued to lenders in connection with new debt or debt extensions.  No stock or stock options were issued in the 2009 fiscal year.

Series B Preferred Stock interest expense for the year ended June 30, 2009 decreased to $6,643,000 from $9,324,000 for the year ended June 30, 2008.  This decrease is attributed to the $36,962,000 redemption of Series B Preferred Stock for the Dividend Notes in October 2008.  Dividends on the Series B Preferred Stock, which are recorded as interest expense, have been “paid in kind” with additional shares of Series B Preferred Stock.

Net Loss

The net loss for the year ended June 30, 2009 was $16,114,000 compared to $19,837,000 for the year ended June 30, 2008.  The decrease in the net loss in the 2009 fiscal year resulted primarily from the decrease in loss from operations, partially offset by an increase in interest expense.

Liquidity and Capital Resources

Series B Preferred Stock Obligation

At June 30, 2009, we had total current liabilities of $115,573,000 and current assets of $253,000, resulting in a working capital deficiency of $115,320,000.  Included in current liabilities and the working capital deficiency at June 30, 2009 is a $37,776,000 Series B Preferred Stock obligation.  On May 10, 2007, we received the approval of the Series B Holders to extend the redemption date of the Series B Preferred Stock from May 1, 2007 to June 16, 2007, or such later date as agreed to in writing by at least 80% of the Series B Holders.  Subsequently, the Series B Holders agreed in writing to an extension of the redemption date from June 16, 2007, to June 30, 2008.

During 2006 and 2007, the Company obtained debt financing from the Series B Holders in exchange for 2006/2007 Notes in the aggregate principal amount of $4,400,000.  The 2006/2007 Notes provide for the payment of simple interest at the rate of 36% per annum.  The maturity date of the 2006/2007 Notes has been extended from time to time and currently is October 9, 2010.

In October 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, we redeemed $36,962,000 of the outstanding Series B Stock in exchange for short-term interest bearing Dividend Notes, and the Series B Holders agreed to an extension of the redemption date of the remaining Series B Stock from June 30, 2008 to April 9, 2009.  Subsequently, the redemption date has been extended from time to time and currently is October 9, 2010, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly.  The maturity date of the Dividend Notes has also been extended from time to time and currently is October 9, 2010.

In addition, the Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term Note Purchase Notes to provide the Company with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through June 30, 2009, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $2,367,000 and the proceeds had been used by us to cover our minimum cash needs in excess of funding provided by payments from GT for our work on the DARPA contract.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date of the Note Purchase Notes has been extended from time to time and currently is October 9, 2010.

The lenders and the Company have amended the October 9, 2008 Note Purchase Agreement from time to time to increase the aggregate amount of promissory notes than can be purchased to $12,750,000 to provide funding to meet our monthly minimum financial needs.  The lenders are not obligated to purchase notes pursuant to the Note Purchase Agreement and there can be no assurance that the lenders will continue to purchase notes or otherwise provide funding to the Company.

Subsequent to June 30, 2009 through July 22, 2010, the Company has received net proceeds from debt financing pursuant to the Note Purchase Agreement of approximately $6.2 million, $3.5 million of which was used to partially redeem shares of the Series B Preferred Stock.

 In connection with the execution of the Note Purchase Agreement and the issuance of the Series B Preferred Stock, substantially all our assets, including our intellectual property, have been pledged as collateral for our debt.

In order to repay these obligations in full or in part when due, we will be required to raise significant capital from other sources and to meet certain capital requirements under Utah State law.  Alternatively, we will be required to negotiate another extension of the Series B Preferred Stock redemption date and the maturity dates of the 2006/2007 Notes, the Dividend Notes and the Stock Purchase Notes, as we have accomplished in the past.  There is no assurance, however, that we will be successful in raising the capital required to repay the Series B Preferred Stock and related notes payable obligations or in obtaining a further extension of the Series B Preferred Stock redemption date and the related notes payable maturity dates beyond October 9, 2010.

Other Debt Obligations

Current liabilities at June 30, 2009 included $61,161,000 notes payable to related parties, comprised of the following:

Series B Holders:
Dividend Notes	$41,157,000
Note Purchase Notes	2,367,000
2006/2007 Notes	4,400,000
47,924,000
Other Related Parties	13,237,000

Total Related Party Notes Payable	$61,161,000

Of the other related parties notes, $2,553,000 is in default.  In addition, we are delinquent in making payments of accrued interest payable of $1,281,000 on this related party debt at June 30, 2009.  Most of these related party notes payable are held by long-time shareholders and lenders of the Company and are payable on demand or are short-term in nature.  There is no assurance that these related party lenders will not demand payment of this short-term indebtedness in the near future.

Also included in current liabilities at June 30, 2009 are notes payable to unrelated parties of $1,405,000, substantially all of which is in default.  In addition, we are delinquent in making payments of accrued interest payable of $679,000 on this debt at June 30, 2009.  We continue to make some payments on this indebtedness and continue discussions with many of these vendors and lenders, and have, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.  There is no assurance that these vendors and lenders will continue to forebear from collection or legal action.

Operating, Investing and Financing Activities

As discussed above, we have substantially reduced the level of our operations.  Therefore, the amounts of cash provided by or used in operating, investing and financing activities for the year ended June 30, 2009 are generally less than the amounts reported for the year ended June 30, 2008.

Net cash used in operating activities was $2,155,000 for the year ended June 30, 2009 compared to $3,066,000 for the year ended June 30, 2008.  The net cash used in operating activities decreased in the 2009 fiscal year primarily because of a lower net loss further reduced by interest expense accrued on Series B preferred stock, interest expense added to debt principal and an increase in accrued expenses.

Net cash provided by investing activities for the year ended June 30, 2009 was $29,000, consisting of proceeds from the sale of property and equipment of $27,000 and payments of related party notes receivable of $2,000.  Net cash used in investing activities for the year ended June 30, 2008 was $159,000 comprised of the purchase of property and equipment of $157,000 and an increase in related party accounts and notes receivable of $7,000, partially offset by related party notes receivable repayments received of $4,000 and proceeds from the sale of property and equipment of $1,000.

We have funded losses from operations and net cash used in investing activities in the 2009 fiscal year primarily from the issuance of debt to related parties (current shareholders and lenders of the Company) and the increase in accrued expenses, and will require additional funding from these sources to sustain our future operations.

Net cash provided by financing activities was $2,238,000 for the year ended June 30, 2009, comprised of a net increase in debt of $2,307,000, partially offset by repayments of bank overdraft and bank overdraft line of credit totaling $69,000.  Net cash provided by financing activities for the year ended June 30, 2008 was $3,168,000, comprised of a net increase in debt of $2,841,000, net proceeds from the issuance of common stock of $259,000, and a total increase in bank overdraft and bank overdraft line of credit of $69,000, partially offset by the payment of finders’ compensation of $1,000.

We currently do not have sufficient cash to sustain our operations for the next twelve months.  We are dependent on the lenders under the Note Purchase Agreement to continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.  As discussed above, the Note Purchase Agreement provides for the periodic sale by the Company to the lenders of short-term promissory notes to provide the Company with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through July 22, 2009, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $8,552,000 and the proceeds had been used by us to cover our minimum cash needs in excess of funding provided by payments from GT for our work on the DARPA contract, funding that was completed in September 2009.  In addition, $3,500,000 of the proceeds was used to partially redeem our Series B Preferred Stock.  There is no assurance that this funding under the Note Purchase Agreement will continue beyond the current short-term agreement, and there is no assurance that we will be successful in either raising sufficient capital from other sources or improving operations.

Management does not anticipate that revenues or expenses will be materially affected by inflation during the next twelve months of operations.

Our operations are not subject to material seasonal fluctuations.

Off Balance Sheet Commitments

We lease facilities under non-cancelable operating leases.  Future minimum rental payments required under these leases are as follows:

Years Ending June 30,

2010	$271,000
2011	73,000

$344,000

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

Research and Development Costs – Research and development costs are expensed as incurred in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 730, Research and Development.  The costs of materials and other costs acquired for research and development activities are charged to expense as incurred.  Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities.

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

Stock-Based Compensation – The Company has adopted the fair value recognition provisions of ASC Topic 718, Compensation – Stock Compensation, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.  The grant-date fair value of stock options and other stock-based awards is estimated using the Black-Scholes option-pricing model.  The stock-based compensation expense has been allocated to the various categories of costs and expenses in a manner similar to the allocation of payroll expense.

Non-Employee Stock Options and Warrants – In accordance with ASC Topic 505-50, Equity-Based Payments to Non-Employees, the Company estimates the fair value of the consideration recorded for stock options and warrants issued to non-employees using the Black-Scholes option-pricing model.  For those stock options and warrants that have variable characteristics, the Company will continue to use this methodology to periodically reassess the fair value of the consideration to determine if the value of the consideration recorded in the consolidated financial statements requires adjustment.  Changes in the assumptions used in the option-pricing model, including the market price of the Company’s common stock and risk-free interest rates, may result in fluctuations in the estimated fair value and carrying value of the consideration recorded for variable non-employee stock options and warrants.

Financial Instruments with Characteristics of Both Liabilities and Equity – In accordance with ASC Topic 480, Distinguishing Liabilities from Equity, the Company reports its Series B Preferred Stock as a liability.  This pronouncement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162. The Codification will become the source of authoritative U.S. generally accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification became nonauthoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 (our quarter ended September 30, 2009).  The implementation of this pronouncement had no material impact on our consolidated financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events, which is now included in ASC Topic 855, Subsequent Events.  This statement is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The statement is effective for interim and annual periods ending after June 15, 2009, or our fiscal year ended June 30, 2009.  The implementation of this pronouncement had no material impact on our consolidated financial statements.

Forward Looking Statements

This Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act with respect to our results of operations and businesses.  All statements, other than statements of historical facts, included in this Form 10-K, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements.  In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “believes”, “intended”, “will”, “should”, “may”, “expect”, “anticipate”, “estimates”, “projects” or the negative thereof or variations thereon or similar terminology.

Forward-looking statements are based on our current expectations.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct.  Because forward-looking statements involve risk and uncertainty, our actual results could differ materially.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks described herein under the caption “Item 1A, Risk Factors.” These forward-looking statements represent our judgment as of the date of this Form 10-K.  All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the Cautionary Statements.  We disclaim, however, any intent or obligation to update our forward-looking statements.

Item 7A.              Quantitative and Qualitative Disclosures About Market Risk

Because the Company is a Smaller Reporting Company, this Item is not applicable to the Company.

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

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009.  Based on that evaluation, and as further discussed below, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2009.

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

Change in Internal Control Over Financial Reporting

Other than those matters discussed above, there was no change in our internal control over financial reporting during the fourth fiscal quarter of 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.              Other Information

None.

PART III

Item 10.               Directors, Executive Officers and Corporate Governance

The following table contains the names and ages of all our Directors and Executive Officers and offices held by each such person.

Name	Age	Positions

David L. Groen	59	Chairman of the Board of
		Directors, President and Chief Executive
		Officer, Chief Financial Officer

Robert (Robin) H. H. Wilson	74	Director, Executive Vice President,
		and Chief Operating Officer

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

Background on Directors and Executive Officers

David L. Groen  As a founder of Groen Brothers Aviation, David Groen has performed in an executive management role for over twenty-five years, nearly a decade and a half of which as its President and Chief Executive Officer.  David and his late brother Jay grew the Company from just the two of them in 1986 to more than 130 people by 2001, all the while developing and re-discovering the science of autorotative flight.  They weathered the severe economic down turn cause by the “Tech Sector” crash, made even worse by the events of 9/11, necessitating a reduction in its work force of more than 100 people, then growing the Company back to nearly 100 full time and part time employees.  This followed the receipt of the Company’s award, from DARPA, largely conceived by Mr. Groen, for its important Heliplane contract.   Following the completion of Phase I of the Heliplane contract and the onset of the current recession, Mr. Groen undertook another major reduction in force, while at the same time arranging funding that would permit the Company to continue research and development on a smaller scale, while seeking major funding for the full exploitation of its technology of autorotative flight.

Immediately prior to forming Groen Brothers Aviation, David Groen was a founding partner and Chief Financial Officer for Seagull Recycling Company.  Previously, he has held numerous executive positions in the helicopter industry with Sales and Marketing, Safety Officer, Branch Manager, and Chief Pilot responsibilities.

Having extensive military and commercial experience in helicopters, Mr. Groen has logged over 7,000 hours in rotor-wing and fixed-wing aircraft.  Mr. Groen received his Certificate of Graduation in 1970 from the U.S. Army Warrant Officer Flight Training School, was awarded Army Aviator Wings and promoted to the rank of Warrant Officer.  As a combat helicopter pilot and Aircraft Commander in Vietnam, he flew hundreds of combat sorties.  He was qualified as a pilot in several American and French helicopters, and has attended Aerospatiale factory schools.

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

These years of commercial flying, added to his tenure serving in management positions within the rotor-wing industry, gave Mr. Groen a wealth of management and leadership experience in a variety of related fields.  David Groen is co-author, along with his brother Jay, of a bestselling novel entitled Huey.

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

In August 2001 he joined Groen Brothers Aviation as Chief Financial Officer and Head of Business Development.  Late in 2003, he took on added responsibility for GBA and AAI Marketing and Sales, while relinquishing his CFO role.  Subsequently, he was appointed Executive Vice President and Chief Operating Officer and joined the Board following the death of Jay Groen.

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

We did not hold an annual meeting of shareholders during the fiscal year ended June 30, 2009.

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

Based solely on the review of the copies of such forms received by us or written representations from certain reporting persons, that no other reports were required, management of the Company believes that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with during the year ended June 30, 2009.

Committees of the Board of Directors

The two members of the Company’s Board of Directors, none of whom is deemed independent pursuant to Rule 4200(a) of the NASD’s Marketplace Rules, currently serve as the Audit Committee and Compensation Committee of the Board.  The Company does not have a standing nominating committee and the Company’s entire Board of Directors performs the functions that would customarily be performed by a nominating committee.  The Board of Directors does not believe a separate nominating committee is required at this time due to the limited size of the Company’s business operations and the limited resources of the Company which do not permit it to compensate its directors.  The Board of Directors has not established policies with regard to the consideration of director candidates recommended by security holders or the minimum qualifications of such candidates.

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

After review and discussions, the Audit Committee approved the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2008.  The Audit Committee also selected HJ & Associates, LLC as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2009.

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

The Board of Directors held two formal meetings during the 2009 fiscal year.  All of the directors attended the meetings.  In addition, the directors met on numerous occasions during fiscal 2009 for informal discussions and took action by unanimous written consents in lieu of meetings.

Code of Ethics

We have adopted Standards of Conduct applicable to all employees and a Statement of Corporate Values, also applicable to all employees.  Our Standards of Conduct is being filed as an exhibit to this report and is also available on our web site.

Item 11.               Executive Compensation

The following table summarizes all compensation earned by or paid to our President, Chief Executive Officer and Chief Financial Officer and our Executive Vice President and Chief Operating Officer (the “Named Executive Officers”) for services rendered in all capacities for the years ended June 30, 2009 and 2008.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings (2)	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

David Groen (3)	2009	$150,000	$-	$-	$ 112,614	$-	$ 160,000	$-	$ 422,614
President, Chief Executive Officer and Chief Financial Officer	2008	$147,692	$-	$-	$ 130,314	$-	$ 160,000	$ 4,517	$ 442,523

Robin Wilson (4)	2009	$140,000	$-	$-	$ 41,025	$-	$ 145,000	$-	$ 326,025
Executive Vice President and Chief Operating Officer	2008	$137,692	$-	$-	$ 84,972	$-	$ 145,000	$ 13,019	$ 380,683

____________

(1)
The amounts in column (f) reflect the dollar amount of stock-based compensation expense recognized for financial statement reporting purposes for the years ended June 30, 2009 and 2008 in accordance with FASB Accounting Standards Codification Topic 718.

(2)
The amounts in column (h) reflect the additions to deferred compensation payable during the years ended June 30, 2009 and 2008.  The deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors and when not precluded by the Company’s financing agreements.

(3)
The other compensation paid to Mr. Groen in fiscal year 2008 consists of matching contributions made by the Company pursuant to the Company’s Profit Sharing 401(k) Plan.  The Company made no matching contributions in fiscal year 2009.

(4)
The other compensation paid to Mr. Wilson in fiscal year 2008 consists of matching contributions made by the Company pursuant to the Company’s Profit Sharing 401(k) Plan.  The Company made no matching contributions in fiscal year 2009.

Employment Agreements

Effective August 12, 2007 annual salaries for David Groen and Robin Wilson were established at $150,000 and $140,000, respectively, with no additional compensation for service on the Company’s Board of Directors.  We do not have written employment agreements with our executive officers.

Deferred Compensation

In addition to cash compensation, we have a deferred compensation arrangement for executive officers and certain of our senior management that accrues additional salary, with amounts originating from fiscal year 1998 through the 2009 fiscal year.  The terms of our Series B Preferred Stock preclude us from making any deferred compensation payments until all outstanding amounts due relating to the Series B Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors.  Through June 30, 2009, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under our outstanding financing agreements and would be prudent in light of our financial condition and availability of cash.  Deferred compensation totaling $5,097,000, related accrued payroll taxes of $178,000 and related accrued interest payable of $299,000 are classified as long-term liabilities at June 30, 2009.    In fiscal year 2001, we began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.  At June 30, 2009, deferred compensation and related interest accrued to the Named Executive Officers were as follows:

	Deferred Compensation	Accrued Interest	Total
David Groen	$1,879,354	$179,711	$2,059,065
Robin Wilson	$1,082,139	$ 41,158	$1,123,297

Stock Option Plan

The following table summarizes the outstanding stock options held by the Named Executive Officers at June 30, 2009.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
David Groen	50,000	-	-	0.25	12/30/2010
David Groen	1,925,000	-	-	0.25	10/19/2009
David Groen	3,000,000	-	-	1.00	10/19/2009
David Groen	750,000	-	-	0.25	6/20/2011
David Groen	1,706,250	568,750	-	0.25	8/13/2011
David Groen	123,333	61,667	-	0.15	10/31/2011
David Groen	1,000,000	500,000	-	0.18	11/16/2011
David Groen	10,000	40,000	-	0.17	9/16/2012
David Groen	250,000	375,000	-	0.08	3/5/2015
David Groen	3,076,923	-	-	0.07	5/14/2010
Robin Wilson	50,000	-	-	0.25	12/30/2010
Robin Wilson	1,950,000	-	-	0.25	9/22/2009
Robin Wilson	1,000,000	-	-	0.25	6/23/2010
Robin Wilson	1,000,000	-	-	1.00	6/23/2010
Robin Wilson	750,000	-	-	0.25	6/20/2011
Robin Wilson	750,000	250,000	-	0.25	8/13/2011
Robin Wilson	73,333	36,667	-	0.15	10/31/2011
Robin Wilson	10,000	40,000	-	0.17	9/16/2012
Robin Wilson	194,444	388,889	-	0.08	3/5/2015

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

On May 17, 2002 and June 10, 2005, we filed Form S-8 Registration Statements (“Registration”) for the Plan under the Securities Act of 1933.    Options granted under the Plan can be exercised for registered shares of common stock.  We have determined not to permit the exercise of stock options granted under the Plan until such time as we are current in the filing of periodic reports with the SEC.

Our Board of Directors may also authorize the issuance of other stock options and warrants outside of the Plan.

No stock options were granted during the year ended June 30, 2009.

Compensation of Directors

We paid no cash fees or other consideration to our directors for service as directors during the fiscal year ended June 30, 2009. We have made no agreements regarding future compensation of directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as members of the Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Sockholder Matters.

The following tabulation shows, as of June 30, 2010, the number of shares of common stock, no par value, and the number of shares of Series A preferred stock owned beneficially by: (a) all persons known to be the holders of more than five percent (5%) of voting securities, (b) Directors, (c) the Named Executive Officers and (d) all other Senior Officers and Directors as a group:

	Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Common Shares			Series A Preferred Shares		Total Voting Shares (6)
	Shares		%	Shares	%	Shares	%
Principal Stockholders
Dennis Gauger 2640 W. California Ave. Salt Lake City, Utah 84104	4,915,000	(4)	2.9	125,000	8.9	17,415,000	5.6

Margaret Groen 2640 W. California Ave. Salt Lake City, Utah 84104	6,605,100	(5)	3.9	125,000	8.9	19,105,100	6.1

Officers and Directors
David Groen 2640 W. California Ave. Salt Lake City, Utah 84104	26,430,530	(2)	15.4	1,025,000	73.2	128,930,530	41.4

Robin Wilson 2640 W. California Ave. Salt Lake City, Utah 84104	6,630,000	(3)	3.9	125,000	8.9	19,130,000	6.1

All officers and directors as a group (2 persons)	33,060,530		19.3	1,150,000	82.1	148,060,530	47.6

(1)
Unless otherwise indicated, each person identified in the table has sole voting and investment power with respect to the common stock beneficially owned by such person.  The total number of outstanding shares included in the computation of percentages is 171,416,289.

(2)
Includes 10,820,607 shares owned by David Groen, 2,453,000 shares beneficially owned held by family trusts and 13,156,923 options exercisable by David Groen at June 30, 2010 or within 60 days of June 30, 2010.

(3)
Includes 300,000 shares owned by Robin Wilson, 100,000 shares beneficially owned held by family trusts and 6,230,000 options exercisable by Robin Wilson at June 30, 2010 or within 60 days of June 30, 2010.

(4)	Includes 50,000 shares owned by Dennis Gauger and 4,865,000 options exercisable by Dennis Gauger at June 30, 2010 or within 60 days of June 30, 2010.
(5)
Includes 4,055,100 shares beneficially owned by Margaret Groen held by a trust and by the estate of Jay Groen, 1,500,000 options exercisable by Margaret Groen at June 30, 2010 or within 60 days of June 30, 2010, and 1,050,000 options beneficially owned and exercisable by a trust and by the estate of Jay Groen at June 30, 2010 or within 60 days of June 30, 2010.

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

Item 13.               Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

At June 30, 2009, we had a note payable to David Groen of $197,000, plus accrued interest totaling $68,000.  The note bears interest at 18% and is due on demand.

At June 30, 2009, we had notes payable to Robin Wilson totaling $254,000, plus accrued interest totaling $99,000.  The notes bear interest at rates of 8% to 18% and are due on demand.

At June 30, 2009, our current liabilities included short-term notes payable to related parties (including the notes payable to executive officers discussed in the two preceding paragraphs), primarily stockholders of the Company, totaling $61,161,000, with accrued interest payable of $11,077,000.  Of these notes payable to related parties, notes with an aggregate principal balance of $47,924,000 are payable to the holders of the Company’s Series B Preferred Stock.  These notes are secured by substantially all of the assets of the Company, bear interest rates from 15% to 36% and are payable on October 9, 2010.  Other notes payable to related parties with an aggregate principal balance of  $13,237,000 are generally unsecured, due on demand, and bear interest at annual rates ranging from 5% to 50%.  Included in these notes payable at June 30, 2009 are notes payable totaling $2,553,000 that are technically in default.  In addition, we are delinquent in making payments of accrued interest payable of $1,281,000 on this related party debt at June 30, 2009.

Royalty payments of 1% of the gross sales price of gyroplanes are to be paid to our founders, David Groen and the estate of the late Jay Groen.  Through June 30, 2009, royalties payable totaled $16,000 to each of these parties, which amounts are included in cost of sales in the accompanying consolidated statement of operations.

Included in long-term accrued expenses in the consolidated balance sheet at June 30, 2009 is deferred compensation payable to twelve management employees or former employees, including officers and directors of the Company, with amounts originating from fiscal year 1998 through fiscal year 2009.  In addition to cash compensation, we have a deferred compensation arrangement for executive officers and certain of our senior management that accrues additional salary.  The terms of our Series B Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of our Board of Directors.  Deferred compensation totaling $5,097,000, related accrued payroll taxes of $178,000 and related accrued interest payable of $299,000 are classified as long-term liabilities at June 30, 2009.  Through June 30, 2009, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under our outstanding financing agreements and would be prudent in light of our financial condition and availability of cash.  In fiscal year 2001, we began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.

Director Independence

We currently do not have any directors considered to be independent pursuant to Rule 4200 of the National Association of Securities Dealers' listing standards.

Item 14.               Principal Accounting Fees and Services

The following schedule presents the professional fees incurred to HJ & Associates, LLC, our independent registered accountants, for the fiscal years ended June 30, 2009 and 2008.

	2009	2008

Audit fees	$59,500	$88,750
Audit related fees	-	-
Tax fees	-	5,167
Other fees	-	-

Total	$59,500	$93,917

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

PART IV

Item 15. Exhibits,Financial Statement Schedules

Exhibit No.	Description of Exhibit

3.1	Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed November 24, 2008 (2)
3.2	First Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed March 17, 2009 (2)
3.3	Second Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed July 1, 2009 (2)
3.4	Third Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed October 5, 2009 (2)
3.6	Fifth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed March 3, 2010 (2)
3.7	Sixth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed June 17, 2010*
3.8	Seventh Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed July 13, 2010*
3.9	By-laws(3)

Exhibit No.	Description of Exhibit

4.1	Amended and Restated 2000 Option Plan(4)
10.1	Note Purchase Agreement dated as of October 9, 2008 by and among Groen Brothers Aviation, Inc. and Lenders named therein (2)
10.2	Form of Promissory Notes Issued under the Note Purchase Agreement dated as of October 9, 2008 and the schedule of Notes issued to date*
10.3	Amended and Restated Security Agreement dated as of January 20, 2009 among the Company and the Lenders under the Note Purchase Agreement (2)
10.4	Amended and Restated IP Security Agreement dated as of October 9, 2008 among the Company and the Lenders under the Note Purchase Agreement (2)
10.5	Form of Promissory Notes Issued under the Note Purchase Agreement dated as of October 9, 2008 in payment of Series B Preferred Stock dividends and the schedule of Notes issued to date (2)
10.6	First Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and the lender named therein dated as of October 9, 2008 with regard to the 2006/2007 Notes (2)
10.7	First Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and the lender named therein dated as of October 9, 2008 with regard to 2007 Notes (2)
10.8	Second Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and the lender named therein dated as of March 2, 2009 with regard to the 2006/2007 Notes(1)
10.9	Second Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and the lender named therein dated as of March 2, 2009 with regard to 2007 Notes(1)
10.10	First Amendment to Note Purchase Agreement dated as of March 2, 2009 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and the lenders named therein(1)
10.11	Second Amendment to Note Purchase Agreement dated as of May 29, 2009 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and the lenders named therein*
10.12	Third Amendment to Note Purchase Agreement dated as of August 7, 2009 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and the lenders named therein*
10.13	Third Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and Lender E named therein dated as of August 7, 2009*
10.14	Third Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and Lender B named therein dated as of August 7, 2009*
10.15	Fourth Amendment to Note Purchase Agreement dated as of December 3, 2009 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lender A named therein*
10.16	Fourth Amendment to Note Purchase Agreement dated as of December 3, 2009 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lender B named therein*

Exhibit No.	Description of Exhibit

10.17	Fourth Amendment to Note Purchase Agreement dated as of December 3, 2009 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lender C named therein*
10.18	Fourth Amendment to Note Purchase Agreement dated as of December 3, 2009 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lender D named therein*
10.19	Fourth Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and Lender E named therein dated as of December 3, 2009*
10.20	Fourth Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and Lender B named therein dated as of December 3, 2009*
10.21	Third Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and Lender D named therein dated as of March 2, 2010*
10.22	Third Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and Lender D named therein dated as of March 2, 2010*
10.23	Third Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and Lender C named therein dated as of March 2, 2010*
10.24	Third Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and Lender C named therein dated as of March 2, 2010*
10.25	Fifth Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and Lender E named therein dated as of March 2, 2010*
10.26	Fifth Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and Lender A named therein dated as of March 2, 2010*
10.27	Sixth Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and Lender E named therein dated as of March 2, 2010*
10.28	Sixth Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and Lender B named therein dated as of March 2, 2010*
10.29	Seventh Amendment to Note Purchase Agreement dated as of June 25, 2010 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lender B named therein*
10.30	Seventh Amendment to Note Purchase Agreement dated as of June 25, 2010 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lender C named therein*
10.31	Seventh Amendment to Note Purchase Agreement dated as of June 25, 2010 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lender D named therein*
10.32	Seventh Amendment to Note Purchase Agreement dated as of June 25, 2010 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lender A named therein*
10.33	Omnibus Joinder and Amendment Agreement dated as of June 25, 2010 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lenders B and F named therein*
10.34	Omnibus Joinder and Amendment Agreement dated as of June 25, 2010 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lenders C and F named therein*
10.35	Omnibus Joinder and Amendment Agreement dated as of June 25, 2010 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lenders D and F named therein*
10.36	Omnibus Joinder and Amendment Agreement dated as of June 25, 2010 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lenders A and F named therein*

Exhibit No.	Description of Exhibit
10.37	Omnibus Joinder and Amendment Agreement dated as of June 25, 2010 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lenders F and G named therein*
10.38	Fifth Amendment to Promissory Notes dated as of June 25, 2010 among Groen Brothers Aviation, Inc. and Lender C named therein*
10.39	Fifth Amendment to Promissory Notes dated as of June 25, 2010 among Groen Brothers Aviation, Inc. and Lender D named therein*
10.40	Fifth Amendment to Promissory Notes dated as of June 25, 2010 among Groen Brothers Aviation, Inc. and Lender C named therein*
10.41	Fifth Amendment to Promissory Notes dated as of June 25, 2010 among Groen Brothers Aviation, Inc. and Lender D named therein*
10.42	Seventh Amendment to Promissory Notes dated as of June 25, 2010 among Groen Brothers Aviation, Inc. and Lender B named therein*
10.43	Seventh Amendment to Promissory Notes dated as of June 25, 2010 among Groen Brothers Aviation, Inc. and Lender A named therein*
10.44	Seventh Amendment to Promissory Notes dated as of June 25, 2010 among Groen Brothers Aviation, Inc. and Lender G named therein*
10.45	Eighth Amendment to Promissory Notes dated as of June 25, 2010 among Groen Brothers Aviation, Inc. and Lender B named therein*
10.46	Eighth Amendment to Promissory Notes dated as of June 25, 2010 among Groen Brothers Aviation, Inc. and Lender G named therein*
10.47	Secured Promissory Note dated June 28, 2010 from Groen Brothers Aviation, Inc. to the lender named therein*
10.48	Escrow Agreement dated as of June 28, 2010 among the lender named therein, Groen Brothers Aviation, Inc. and the servicing company named therein*
11	Statement regarding computation of per share earnings -- included in the Notes to the Consolidated Financial Statements filed with this report
14.1	Groen Brothers Aviation Corporate Values(5)
14.2	Standards of Conduct(5)
21	Subsidiaries of the registrant*
23.1	Consent of Independent Registered Accounting Firm*
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

* Exhibits filed with this report.
(1) Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.
(2) Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and incorporated herein by reference.
(3) Exhibits filed with the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005 and incorporated herein by reference.
(4) Exhibits filed with the Company’s registration statement on Form S-8 filed June 10, 2005 and incorporated herein by reference.
(5) Exhibits filed with the Company’s report on Form 10-KSB for the year ended June 30, 2004 and incorporated herein by reference.

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

Date: July 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David Groen	Director	July 30, 2010
David Groen

/s/ Robert Wilson	Director	July 30, 2010
Robert Wilson

GROEN BROTHERS AVIATION, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Groen Brothers Aviation, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Groen Brothers Aviation, Inc. and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended June 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Groen Brothers Aviation, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Groen Brothers Aviation, Inc.’s internal control over financial reporting as of June 30, 2009, included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
Salt Lake City, Utah
July 30, 2010

GROEN BROTHERS AVIATION, INC.
Consolidated Balance Sheets

Assets	June 30,
	2009	2008
Current assets:
Cash	$115,000	$3,000
Accounts receivable, net of allowance of $7,000	124,000	14,000
Related party accounts and notes receivable	2,000	5,000
Prepaid expenses	12,000	6,000
Total current assets	253,000	28,000

Property and equipment, net	59,000	133,000

Total assets	$312,000	$161,000

Liabilities and Stockholders’ Deficit

Current liabilities:
Bank overdraft	$-	$22,000
Bank overdraft line of credit	-	47,000
Accounts payable	2,526,000	4,232,000
Accrued expenses	12,705,000	9,429,000
Notes payable and current portion of capital lease obligations	1,405,000	564,000
Related party notes payable	61,161,000	17,483,000
Series B 15% cumulative redeemable non-voting preferred stock, no par value, 50,000,000 shares authorized, 37,776 and 68,095 shares issued and outstanding, respectively	37,776,000	68,095,000
Total current liabilities	115,573,000	99,872,000

Long-term liabilities:
Accrued expenses	5,574,000	5,192,000
Deferred revenue	25,000	25,000
Long-term debt and capital lease obligations	95,000	102,000
Related party long-term debt	-	166,000
Dealer deposits	2,105,000	2,105,000
Total liabilities	123,372,000	107,462,000

Stockholders’ deficit:
Series A convertible preferred stock, no par value, 50,000,000 shares authorized, 1,400,000 shares issued and outstanding	70,000	70,000
Common stock, no par value, 500,000,000 shares authorized, 171,416,289 shares issued and outstanding	34,745,000	34,390,000
Accumulated deficit	(157,875,000)	(141,761,000)
Total stockholders’ deficit	(123,060,000)	(107,301,000)

Total liabilities and stockholders’ deficit	$312,000	$161,000
See accompanying notes to consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Consolidated Statements of Operations

	Years Ended June 30,
	2009	2008

Revenues	$1,086,000	$5,922,000

Costs and expenses:
Cost of sales	926,000	7,331,000
Research and development	337,000	1,500,000
General and administrative expenses	997,000	3,028,000
Impairment loss	24,000	504,000

Total costs and expenses	2,284,000	12,363,000

Loss from operations	(1,198,000)	(6,441,000)

Other income (expense):
Related party interest income	3,000	4,000
Interest and other income	1,000	14,000
Gain on sale of property and equipment	45,000	-
Gain on extinguishment of debt	8,000	8,000
Interest expense	(8,330,000)	(4,098,000)
Series B preferred stock interest expense	(6,643,000)	(9,324,000)

Total other income (expense)	(14,916,000)	(13,396,000)

Loss before income taxes	(16,114,000)	(19,837,000)

Income tax benefit	-	-

Net loss	$(16,114,000)	$(19,837,000)

Net loss per share – basic and diluted	$(0.10)	$(0.13)

Weighted average number of common shares
outstanding – basic and diluted	166,066,000	154,040,000

                                  See accompanying notes to consolidated financial statements

GROEN BROTHERS AVIATION, INC. Consolidated Statements of Stockholders' Deficit Years Ended June 30, 2009 and 2008

	Series A Convertible
	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance forward, June 30, 2007	1,400,000	$70,000	154,522,431	$31,861,000	$(121,924,000)	$(89,993,000)
Issuance of common stock for:
Cash	-	-	2,353,661	259,000	-	259,000
Accrued expenses	-	-	2,095,060	138,000	-	138,000
Interest expense	-	-	3,884,106	499,000	-	499,000
Repayment of debt	-	-	5,402,271	364,000	-	364,000
Employer 401(k) expense	-	-	3,059,760	306,000	-	306,000
Services	-	-	99,000	10,000	-	10,000
Adjustment to finders’ compensation	-	-	-	15,000	-	15,000
Issuance of stock options for:
Interest expense	-	-	-	174,000	-	174,000
Services	-	-	-	8,000	-	8,000
Stock-based compensation	-	-	-	701,000	-	701,000
Contributed capital for debt extinguishment	-	-	-	55,000	-	55,000
Net loss	-	-	-	-	(19,837,000)	(19,837,000)

Balance, June 30, 2008	1,400,000	70,000	171,416,289	34,390,000	(141,761,000)	(107,301,000)

Issuance of stock options for: Interest expense	-	-	-	32,000	-	32,000
Services	-	-	-	7,000	-	7,000
Stock-based compensation	-	-	-	311,000	-	311,000
Adjustment to finders’ compensation	-	-	-	5,000	-	5,000
Net loss	-	-	-	-	(16,114,000)	(16,114,000)

Balance, June 30, 2009	1,400,000	$70,000	171,416,289	$34,745,000	$ (157,875,000)	$(123,060,000)

See accompanying notes to consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Consolidated Statements of Cash Flows
	Years Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(16,114,000)	$(19,837,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	53,000	248,000
Stock-based compensation	311,000	701,000
Common stock issued for interest expense and prepaid interest	-	499,000
Common stock issued for services	-	10,000
Common stock issued for 401(k) expense	-	306,000
Contributed capital for debt extinguishment	-	55,000
Stock options and warrants issued for interest expense	32,000	174,000
Stock options and warrants issued for services	7,000	8,000
Interest expense accrued on Series B preferred stock	6,643,000	9,324,000
Interest expense added to debt principal	4,214,000	13,000
Interest income added to related party notes receivable	-	(3,000)
Gain on extinguishment of debt	(8,000)	(8,000)
Impairment loss	24,000	504,000
(Gain) loss on disposal of property and equipment	(45,000)	46,000
(Increase) decrease in:
Accounts and notes receivable	(110,000)	1,000
Prepaid expenses	(6,000)	25,000
Inventories	-	449,000
Increase (decrease) in:
Accounts payable	(824,000)	626,000
Accrued expenses	3,668,000	4,207,000
Deferred revenue	-	(374,000)
Dealer deposits	-	(40,000)
Net cash used in operating activities	(2,155,000)	(3,066,000)

Cash flows from investing activities:
Purchase of property and equipment	-	(157,000)
Proceeds from the sale of property and equipment	27,000	1,000
Increase in related party accounts and notes receivable	-	(7,000)
Payments of related party notes receivable	2,000	4,000
Net cash provided by (used in) investing activities	29,000	(159,000)

Cash flows from financing activities:
Proceeds from the issuance of debt	2,473,000	8,594,000
Repayment of debt and capital lease obligations	(166,000)	(5,753,000)
Proceeds from the issuance of common stock and stock options	-	259,000
Increase (decrease) in bank overdraft and bank overdraft line of credit	(69,000)	69,000
Payment of finders’ compensation on issuance of common stock	-	(1,000)
Net cash provided by financing activities	2,238,000	3,168,000

Net increase (decrease) in cash	112,000	(57,000)
Cash, beginning of year	3,000	60,000
Cash, end of year	$115,000	$3,000
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

Cash and Cash Equivalents – For purposes of the consolidated statements of cash flows, the Company considers all cash and investments with original maturities to the Company of three months or less to be cash equivalents.  The Company had no cash equivalents at June 30, 2009 and 2008.

Accounts Receivable – Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  Management of the Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts.  Trade accounts receivable are written off when deemed uncollectible.  Recoveries of trade accounts receivable previously written off are recorded as income when received.  Management determined that an allowance for doubtful accounts of $7,000 was required at June 30, 2009 and 2008.

Inventories – Raw materials and parts inventories are stated at the lower of cost or market, with cost determined using primarily the first-in-first-out (FIFO) method.  Work-in-process inventories are stated at the lower of cost or market, with cost determined on estimated average unit costs.  The cost of parts inventories manufactured by the Company and work-in-process inventories include an allocation of overhead costs comprised of labor, operating supplies, utilities, depreciation, rent and other facility costs.  The Company had no raw material and parts inventories and no work-in-process inventories at June 30, 2009 and 2008.

Contract-related expenses incurred on by the Company on its long-term government and commercial contracts and subcontracts, including its own labor, travel, supplies and other costs, and the costs of subcontractors and consultants, are generally deferred as work-in-process inventories and expensed to cost of sales as the contract revenue for each milestone of a particular contract is recognized.  When a loss on a contract is projected, however, all contract-related costs and expenses are expensed as incurred.  At June 30, 2009 and 2008, the Company had no work-in-process inventories related to long-term contracts or subcontracts.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Property and Equipment – Property and equipment are carried at cost, less accumulated depreciation and amortization.  Depreciation and amortization are computed using accelerated and straight-line methods based on the estimated useful lives of the assets or term of the lease.  Depreciation and amortization expense was $53,000 and $248,000 for the years ended June 30, 2009 and 2008, respectively.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized in operations for the period.  The cost of maintenance and repairs is charged to operations as incurred.  Significant renewals and betterments are capitalized.

Impairment of Long-Lived Assets – The Company periodically reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset.  As a result of the substantial decrease in its operations, the Company recorded an impairment loss of $24,000 and $504,000 during the years ended June 30, 2009 and 2008, respectively.

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

Research and Development Costs – Research and development costs are expensed as incurred in accordance with ASC Topic 730, Research and Development.  The costs of materials and other costs acquired for research and development activities are charged to expense as incurred.  Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities.  Research and development expenses were $337,000 and $1,500,000 for the years ended June 30, 2009 and 2008, respectively.

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

Stock-Based Compensation – The Company has adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.  The Company recorded stock-based compensation expense of $311,000 and $701,000 for the years ended June 30, 2009 and 2008, respectively.  The grant-date fair value of stock options and other stock-based awards is estimated using the Black-Scholes option-pricing model.  The stock-based compensation expense has been allocated to the various categories of costs and expenses in a manner similar to the allocation of payroll expense.

Non-Employee Stock Options and Warrants – In accordance with ASC Topic 505-50, Equity-Based Payments to Non-Employees, the Company estimates the fair value of the consideration recorded for stock options and warrants issued to non-employees using the Black-Scholes option-pricing model.  For those stock options and warrants that have variable characteristics, the Company will continue to use this methodology to periodically reassess the fair value of the consideration to determine if the value of the consideration recorded in the consolidated financial statements requires adjustment.  Changes in the assumptions used in the option-pricing model, including the market price of the Company’s common stock and risk-free interest rates, may result in fluctuations in the estimated fair value and carrying value of the consideration recorded for variable non-employee stock options and warrants.

Financial Instruments with Characteristics of Both Liabilities and Equity – In accordance with ASC Topic 480, Distinguishing Liabilities from Equity, the Company reports its Series B Preferred Stock as a liability.  This pronouncement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

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

The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise primarily from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  Options and warrants to purchase 51,665,467 shares of common stock at exercise prices ranging from $0.07 to $1.10 and 73,885,272 shares of common stock at exercise prices ranging from $0.07 to $1.10 were outstanding at June 30, 2009 and 2008, respectively.  Certain notes payable, long-term debt and related accrued interest payable were convertible into a total of 69,772,313 and 62,570,324 shares of common stock at June 30, 2009 and 2008, respectively, with conversion prices ranging from $0.10 to $1.25.  Common stock equivalents were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

Restricted shares of common stock issued as collateral for notes payable are excluded from the calculation of loss per common share.

Reclassifications – Certain amounts in the consolidated financial statements for fiscal year 2008 have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements – In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162. The Codification became the source of authoritative U.S. generally accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification became nonauthoritative.  This statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009 (the Company’s quarter ended September 30, 2009).  The implementation of this pronouncement had no material impact on the Company’s consolidated financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events, which is now included in ASC Topic 855, Subsequent Events.  This statement is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The statement is effective for interim and annual periods ending after June 15, 2009, or the Company’s fiscal year ended June 30, 2009.  The implementation of this pronouncement had no material impact on the Company’s consolidated financial statements.

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

At June 30, 2009, the Company had total current liabilities of $115,573,000 and current assets of $253,000, resulting in a working capital deficiency of $115,320,000.  At June 30, 2009, the Company had a total stockholders’ deficit of $123,060,000.

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

The Company has completed work on those milestones of Phase I of the DARPA contract where it served as prime contractor and on Phase IB of the DARPA contract where it served as a subcontractor for rotor systems work to the Georgia Institute of Technology (GT).  As of the date of this report, DARPA has not yet announced funding for Phase II and the future involvement of the Company in the DARPA contract is uncertain.

The Company’s continuation as a going concern is dependent on attaining profitable operations, obtaining additional outside financing and/or restructuring its debt obligations, including its Series B Preferred Stock.  The Company has funded losses from operations primarily from the issuance of debt to related parties (current shareholders and lenders of the Company), the increase in accounts payable and accrued expenses, and the sale of the Company’s restricted common stock in private placement transactions.  Currently, the Company has no source of operating revenues, and will require additional funding from these sources to sustain its future operations.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

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

During 2006 and 2007, the Company obtained debt financing from the holders of the Series B Preferred Stock (the “Series B Holders”) in the aggregate principal amount of $4,400,000 (the “2006/2007 Notes”).  The 2006/2007 Notes provide for the payment of simple interest at the rate of 36% per annum.  The maturity date for the 2006/2007 Notes has been extended from time to time and currently is October 9, 2010.

Included in current liabilities and the working capital deficiency at June 30, 2009 is a $37,776,000 Series B Preferred Stock obligation.  The Series B Holders have agreed to extend the redemption date of the Series B Preferred Stock from time to time and the current redemption date is October 9, 2010, or such later date as agreed to in writing by at least 80% of the Series B Holders.

In October 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, the Company issued short-term interest bearing notes in the principal amount of $36,962,000 in satisfaction of the accrued and unpaid dividends on the Series B Preferred Stock through October 9, 2008 (the “Dividend Notes”).  Because the Company had paid such dividends in kind by issuing additional shares of Series B Preferred Stock, the issuance of the Dividend Notes resulted in the redemption of $36,962,000 of Series B Preferred Stock.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly.  The maturity date for the Dividend Notes has been extended from time to time and currently is October 9, 2010.

The Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term promissory notes in the aggregate principal amount of up to $12,750,000 to provide the Company with operating capital, as specified in the draw requests for such notes (the “Note Purchase Notes”).  The draw requests must be approved by the lenders.  Through June 30, 2009, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $2,367,000 and the proceeds had been used by the Company to cover its minimum cash needs in excess of funding provided by payments from Georgia Tech for the Company’s work on the DARPA contract.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date for the Note Purchase Notes has been extended from time to time and currently is October 9, 2010.

Substantially all assets of the Company, including its intellectual property, have been pledged as collateral for the Company’s debt.

There can be no guarantee or assurance that the Company will be successful in its ability to generate income from operations, or to raise capital at favorable rates or at all.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

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

Phase I ended with a successful PDR in November 2007, except for final reports and some continued work on completing a test article rotor blade for the Heliplane.  The Company received final payment on Phase I in February 2009.  The “kickoff meeting” for Phase IB took place in February of 2008; however, the Company could no longer bridge the large financial gap that this type of program, and the way it pays, created.  Thus, Phase IB was suspended until a new contractor could be found to replace the Company in its role as prime contractor for the Heliplane, with the Company to become the primary “subcontractor” supplying rotor system design and analysis work in support of Phase IB.

In January 2009, DARPA announced the award of the Heliplane prime contractor position to the Georgia Institute of Technology (GT) for Phase IB, which phase has now been completed.  The Company was engaged as a GT subcontractor for rotor systems work of Phase IB, with final payment received from GT by the Company in September 2009.

Substantial portions of Phase I payments were paid by the Company to subcontractors and consultants hired by the Company.  Payments under this contract were conditional upon the Company attaining several milestone objectives during the course of Phase I of the contract.

The Company recognized revenue on this contract as each defined milestone was completed and the requisite meetings were held and technical data submitted and accepted by DARPA.  At that time, DARPA instructed the Company to submit an invoice for payment for the respective milestone at the amounts specified in the contract.  Because the Company experienced a negative profit margin on Phase I of the DARPA contract, all contract-related costs and expenses were expensed as incurred.  Through June 30, 2009, the Company recognized revenues totaling $10,690,000 from the DARPA contract, $830,000 recognized in the fiscal year ended June 30, 2009, $5,070,000 recognized in the fiscal year ended June 30, 2008, $2,440,000 recognized in the fiscal year ended June 30, 2007, and $2,350,000 recognized in the fiscal year ended June 30, 2006.

As of the date of this report, DARPA has not yet announced funding for Phase II and the future involvement of the Company in the DARPA contract is uncertain.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

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

The calculation of the weighted average number of common shares outstanding excludes common shares that have been issued as collateral for certain notes payable to related parties (Note 9).  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full.  At June 30, 2009 and 2008, the Company had issued 5,350,000 shares of common stock as collateral.

Note 5:  Related Party Accounts and Notes Receivable

Related party accounts and notes receivable at June 30, 2009 and 2008 resulted primarily from cash advances to employees, and include unsecured notes receivable totaling $2,000 and $5,000 from a former employee at June 30, 2009 and 2008, respectively, which bear interest at 7% per annum.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 6:  Detail of Certain Balance Sheet Accounts

Property and equipment consists of the following at June 30:

	2009	2008

Equipment and tools	$32,000	$783,000
Computer equipment and software	377,000	564,000
Aircraft	66,000	203,000
Vehicles	71,000	71,000
Leasehold improvements	-	46,000
Furniture	-	57,000

	546,000	1,724,000
Accumulated depreciation and amortization	(487,000)	(1,591,000)

	$59,000	$133,000

Substantially all of the property and equipment has been pledged as collateral for debt.

Accounts payable consist of the following at June 30:

	2009	2008

Trade accounts payable	$2,202,000	$3,720,000
Related party payables	324,000	512,000

	$2,526,000	$4,232,000

Dealer deposits consist of the following at June 30:

	2009	2008

Related party dealer deposits	$1,701,000	$1,701,000
Dealer deposits	404,000	404,000

	$2,105,000	$2,105,000

Related parties consist of officers, directors, employees and shareholders.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 7:  Accrued Expenses

Accrued expenses reported as current liabilities consist of the following at June 30:

	2009	2008

Compensation and related taxes	$543,000	$1,243,000
Related party interest	11,066,000	7,175,000
Interest	703,000	601,000
SparrowHawk customer deposits	260,000	260,000
Consulting fees	33,000	45,000
Finders’ compensation	9,000	14,000
Royalties to related parties	32,000	32,000
Other	59,000	59,000

Total	$12,705,000	$9,429,000

Accrued related party interest payable is comprised of interest expense payable on notes payable to related parties, consisting primarily of stockholders of the Company.

Long-term accrued expenses consist of the following at June 30:

	2009	2008

Deferred compensation	$5,097,000	$4,722,000
Accrued payroll taxes on deferred compensation	178,000	171,000
Accrued interest on deferred compensation	299,000	299,000

Total	$5,574,000	$5,192,000

The deferred compensation is payable to certain current and former officers, directors, and senior management executives of the Company, with amounts originating from fiscal year 1998 through fiscal year 2009.  In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary.  The terms of the Company’s Series B Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors.  Through June 30, 2008, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company’s outstanding financing agreements and would be prudent in light of the Company’s financial condition and availability of cash.  In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.  The deferred compensation and related accrued payroll taxes and interest payable are classified as long-term liabilities at June 30, 2009 and 2008 as the Company does not anticipate payment of any of these amounts in the next twelve months.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 8:  Notes Payable and Capital Lease Obligations

Current notes payable are comprised of the following at June 30:

	2009	2008
Unsecured note payable to GT with interest at 12%, currently in default	$844,000	$-

Unsecured notes payable to vendors with interest at 20% for the first three months and 25% thereafter, currently in default	247,000	251,000

Unsecured note payable to a vendor with interest at 12%, currently in default	272,000	272,000

Unsecured note payable to an individual, with interest at 5%, due on demand	24,000	24,000

Unsecured note payable to a company with interest at 10.5%, due on demand	10,000	10,000

Current portion of capital lease obligations (Note 10)	8,000	7,000

	$1,405,000	$564,000

Short-term notes payable include notes payable totaling $1,363,000 and $523,000 that were technically in default at June 30, 2009 and 2008, respectively.  In addition, the Company is delinquent in making payments of accrued interest payable of $679,000 and $580,000 on this debt at June 30, 2009 and 2008, respectively.  The Company maintains contact with most of these lenders and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 9:  Related Party Notes Payable

Related party notes payable are comprised of the following notes payable either due on demand or within the twelve months at June 30:

	2009	2008
Series B Holders:

Dividend Notes with interest at 15%, compounded quarterly, secured by substantially all assets of the Company	$41,157,000	$-

Note Purchase Notes with interest at 15%, secured by substantially all assets of the Company	2,367,000	-

2006/2007 Notes with interest at 36%, secured by substantially all assets of the Company	4,400,000	4,400,000

Other Related Parties:

Unsecured notes payable to stockholders with interest at 18%	4,793,000	4,593,000

Unsecured note payable to stockholder with interest at 16%	50,000	50,000

Unsecured notes payable to stockholders with interest at 12%	4,728,000	4,506,000

Unsecured note payable to stockholders with interest at 50%	162,000	162,000

Unsecured notes payable to stockholders with interest at 24%	1,161,000	1,161,000

Unsecured note payable to a stockholder with interest at 25%	20,000	20,000

Unsecured note payable to stockholder with interest at 12.5%	100,000	100,000

Unsecured note payable to stockholder with interest at 48%	165,000	165,000

Unsecured notes payable to stockholders with interest at 8%	641,000	869,000

Unsecured note payable to stockholder with interest at 5%	188,000	188,000

Unsecured note payable to an entity owned by certain members of senior management, with interest at 12%	184,000	184,000

Note payable to a stockholder with interest at 12%, secured by aircraft	-	40,000

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

(Continued)

Note payable to a stockholder with interest at 18%, due on demand, secured by research and development parts	50,000	50,000

Notes payable to stockholders with interest at 12%, secured by shares of the Company’s common stock	470,000	470,000

Unsecured note payable to a stockholders with interest at 12%, convertible into shares of the Company’s common stock upon successful completion of proposed financing/recapitalization	310,000	310,000

Notes payable to stockholders with interest at 10%, secured by shares of the Company’s common stock	215,000	215,000

	$61,161,000	$17,483,000

Related party notes payable at June 30, 2009 and 2008 include notes payable totaling $2,553,000 and $6,733,000, respectively, which are technically in default.  In addition, the Company is delinquent in making payments of accrued interest payable of $1,281,000 and $2,782,000 on this related party debt at June 30, 2009 and 2008, respectively.

Certain shareholder related party note holders may choose to convert outstanding principal and interest balances to common stock of the Company.  The conversion prices per share range from $0.10 per share to $1.25 per share.  At June 30, 2009, $18,317,000 of principal and interest is convertible into 69,772,313 shares of the Company’s common stock (see Note 12).

A total of 5,350,000 shares of the Company’s common stock have been issued as collateral for related party notes payable totaling $685,000 at June 30, 2009 and 2008, respectively.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 10:  Long-Term Debt and Capital Lease Obligations

Long-term debt is comprised of the following at June 30:

	2009	2008

Unsecured note payable to a government-sponsored organization, due in monthly installments of $200 with final payment of $87,000 due December 2010	$90,000	$92,000

Capital lease obligations (Note 11)	13,000	17,000
	103,000	109,000
Less current portion (Note 8)	(8,000)	(7,000)

Total	$95,000	$102,000

Future maturities of long-term debt are as follows:

Years Ending June 30:

2010	$8,000
2011	93,000
2012	2,000

103,000
Less current portion	(8,000)

Long-term portion	$95,000

Note 11:  Capital Lease Obligations

The Company has entered into capital lease agreements with financial institutions for office equipment.  Assets held under capital lease included in property and equipment are as follows at June 30:

	2009	2008

Office equipment	$12,000	$24,000
Accumulated amortization	(6,000)	(7,000)

	$6,000	$17,000

Amortization expense for assets under capital lease is included with depreciation expense for all other depreciable assets.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Future minimum lease payments are as follows:

Year Ending June 30:
2010	$6,000
2011	6,000
2012	2,000
14,000
Less amount representing interest	(1,000)

Present value of minimum lease payments (Note 10)	$13,000

Note 12:  Preferred Stock

The Company has authorized 200,000,000 shares of preferred stock having no par value.  There are two series of preferred stock with 50,000,000 shares authorized within each series.  The rights, terms and preferences of preferred stock are set by the Board of Directors.  As of June 30, 2009, the Board of Directors has set rights, terms and preferences of Series A and Series B Preferred Stock for issue.

Series A Convertible Preferred Stock

As of June 30, 2009, 1,400,000 shares of Series A Convertible Preferred Stock were issued and outstanding, and held by the following: David Groen, President and member of the Board of Directors, 1,025,000 shares; Robin Wilson, Senior Vice President and member of the Board of Directors 125,000 shares; the widow of the late Jay Groen 125,000 shares; and Dennis Gauger, former member of the Board of Directors, 125,000 shares.

The rights, terms and preferences of the Series A Convertible Preferred Stock, as amended, are summarized as follows:

•
Each share may cast one hundred (100) votes on all matters submitted to the stockholders for a vote, voting together with the holders of the common stock of the Company as a single class, effectively giving current voting control to the Company's founders.

•	The voting rights expire seven years from the date of issue, or October 8, 2011.

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

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

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

Series B Preferred Stock

At June 30, 2009, there were 37,776 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock (the “Series B Preferred Stock”) outstanding.  The rights, terms, and preferences of the outstanding preferred shares, as amended, are as follows:

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

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

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

The Note Purchase Agreement also provides for the periodic sale by the Company to the lenders of short-term promissory notes to provide the Company with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through June 30, 2009, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $2,367,000 and the proceeds had been used by the Company to cover its minimum cash needs in excess of funding provided by payments from Georgia Tech for the Company’s work on the DARPA contract.  The lenders and the Company have amended the October 9, 2008 Note Purchase Agreement from time to time to increase the aggregate amount of promissory notes that can be purchased to $12,750,000, to provide funding to meet the Company’s monthly minimum financial needs.  The lenders are not obligated to purchase notes pursuant to the Note Purchase Agreement and there can be no assurance that the lenders will continue to purchase notes or otherwise provide funding to the Company.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Subsequent to June 30, 2009, the redemption date of the Series B Preferred Stock has been extended from time to time and currently is October 9, 2010, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.

In connection with the execution of the Note Purchase Agreement and the issuance of the Series B Preferred Stock, substantially all assets of the Company, including its intellectual property, have been pledged as collateral for the Company’s debt.

The Company has determined that the extension of the redemption date of the original issuance of the Company’s Series B Preferred Stock in October 2003 met the criteria of a troubled debt restructuring outlined in ASC Topic 470-60, Troubled Debt Restructurings by Debtors. No gain or loss was recorded on the October 2003 extension and subsequent extension of the due date in October 2005.  The value of the warrants issued to the Series B Holders in connection with the extensions of the due dates, estimated by the Black-Scholes option pricing model, was charged to interest expense.  The Series B Preferred Stock will be classified through its redemption as a troubled debt restructuring.

Included in the periodic interest expense on the Series B Preferred Stock is the accretion of the $10,700,000 obligation to issue 10,700 shares of additional Series B Preferred Stock on January 1, 2007, calculated on the interest method.  The 10,700 additional shares of Series B Preferred Stock were issued in January 2007.

As a result of amendments to the features of the Series B Preferred Stock, if the Company is successful in raising the levels of funding that it requires to bring its debt obligations current, fund its planned operations, and complete aircraft certification requirements for its Hawk 4 gyroplane, significant portions of this funding may be required to make redemption payments on the Series B Preferred Stock.  At June 30, 2009, the recorded value of the Series B Preferred Stock was $37,776,000, which was recorded as a current liability.

 In accordance with ASC Topic 480, Distinguishing Liabilities from Equity, the Company reports its Series B Preferred Stock as a liability.  This pronouncement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).

Note 13:  Common Stock

During the year ended June 30, 2009, the Company did not issue any shares of its common stock or any options and warrants to purchase shares of common stock.  During the year ended June 30, 2009, the recorded amount of common stock mount has been increased by $32,000 for the periodic adjustments to the value of 3,200,000 variable stock options issued during the year ended June 30, 2006 computed using the Black-Scholes option pricing model.  The Company also charged a total of $7,000 to general and administrative expense for the current year vesting of the grant date fair value of 500,000 options issued to a non-employee consultant.  In addition, common stock was increased by $5,000 to adjust finders’ compensation on the sale of common stock.

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

The Company has issued shares of its common stock as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The legend will only be removed if the Company is in default on the applicable loan, at which time, a new certificate will be issued and a value recorded for the shares to account for the loan and accrued interest settled.  In addition, the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable loan and accrued interest are paid in full.  To date, the Company has not defaulted on any loan where common stock has been pledged as collateral.  Under this assumption, the Company believes it is appropriate to not assign any value to the collateral shares issued and to not include these shares in the calculation of loss per share.  At June 30, 2009 and 2008, the Company had issued 5,350,000 shares of common stock as collateral.

The conversion prices per share of the convertible notes payable disclosed in Note 9 were based on the cash price per common share paid in private placement transactions on or near the date the debt agreements were negotiated.  The cash price per common share and the conversion prices per share approximated the quoted market price per share of the Company’s common stock on or near the date the note agreements were negotiated.  The conversion prices per share have all been set at the market price of the common stock, or above the market price whenever possible, with market price typically established at the price per share that the Company was selling restricted common shares for cash at the time.  Because the conversion price per share was generally “under water” in substantially all of these transactions, the Company concluded that the conversion terms did not represent a beneficial conversion feature.  Therefore, no beneficial conversion features have been accounted for in the Company’s consolidated financial statements for these transactions.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 14:  Stock Option Plan and Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation. Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the years ended June 30, 2009 and 2008 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	2009	2008

Cost of sales	$133,000	$176,000
Research and development	53,000	386,000
General and administrative	124,000	139,000

Total stock-based compensation expense	$310,000	$701,000

There was no stock compensation expense capitalized during the years ended June 30, 2009 and 2008.

As of June 30, 2009, the total future compensation cost related to non-vested stock-options not yet recognized in the condensed consolidated statements of operations was approximately $373,000, and the weighted average period over which these awards are expected to be recognized was 0.92 years.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

During the year ended June 30, 2009, no new stock options or warrants were issued.  The following table summarizes the stock option and warrant activity during the year ended June 30, 2009:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at June 30, 2008	73,885,000	$ 0.28
Granted	-	-
Exercised	-	-
Cancelled	(9,555,000)	0.21
Expired	(12,377,000)	0.23

Outstanding at June 30, 2009	51,953,000	0.29	1.82	$ 0

Options and warrants vested and exercisable at June 30, 2009	43,928,000	0.32	1.33	$ 0

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.02 as of June 30, 2009, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

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

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 15:  Income Taxes

The benefit (provision) for income taxes differs from the amount computed at the federal statutory rate as follows:

	Years Ended June 30,
	2009	2008
Income tax benefit at federal statutory rate	$6,284,000	$7,736,000
Series B preferred stock interest expense	(2,591,000)	(3,636,000)
Stock and stock options issued for services and interest	(137,000)	(543,000)
Research and development credit	-	152,000
Other	(222,000)	(4,000)
Change in valuation allowance	(3,334,000)	(3,705,000)

	$-	$-

Deferred tax assets (liabilities) as of June 30, 2009 and 2008 are as follows:

	2009	2008

Net operating loss carryforwards	$29,070,000	$27,108,000
Research and development credit carryforward	2,379,000	2,379,000
Accrued interest payable	4,433,000	2,849,000
Accrued payroll and related	2,266,000	2,438,000
Deferred revenue	101,000	101,000
Other	15,000	15,000
Depreciation	98,000	138,000
Inventories	115,000	115,000
Valuation allowance	(38,477,000)	(35,143,000)

	$-	$-

At June 30, 2009, the Company has net operating loss carryforwards available to offset future taxable income of approximately $75 million which will begin to expire in fiscal year 2010.  The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.  The Tax Reform Act of 1986 limits the annual amount that can be utilized for certain of these carryforwards as a result of changes in ownership of the Company.  An ownership change may have occurred which may severely impact the utilization of the net operating loss carryforwards.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Due to uncertainties surrounding the realization of all carryforwards and currently non-deductible accruals, a valuation allowance has been established to offset the net deferred income tax asset resulting from such deferred tax items.

ASC Topic 740, Income Taxes, requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-non threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  For the years ended June 30, 2009 and 2008, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC Topic 740.  The Company has no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company classifies interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations under general and administrative expenses.  As of June 30, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and certain state jurisdictions.  All federal net operating loss carry forwards as of June 30, 2009 are subject to examination.

Note 16:  Supplemental Statement of Cash Flows Information

During the year ended June 30, 2009 the Company had the following non-cash investing and financing activities:

•	Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $1,000.

•	Decreased property and equipment and decreased accounts payable by $19,000 for property and equipment returned to vendor.

•	Decreased accrued expenses and increased common stock by $5,000 for changes to accrued finders’ compensation.

•	Increased related party notes payable and decreased Series B Preferred Stock by $36,962,000 upon partial redemption of Series B Preferred Stock.

•	Increased related party notes payable and decreased accounts payable by $867,000.

•	Increased property and equipment and accounts payable by $4,000.

During the year ended June 30, 2008, the Company:

•	Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $10,000.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

•	Decreased inventory and increased property and equipment by $17,000.

•	Acquired property and equipment of $78,000 through the issuance of accounts payable.

•	Issued debt to acquire property and equipment of $5,000.

•	Decreased property and equipment and debt by $5,000.

•	Issued 2,095,060 shares of common stock in payment of accrued expenses of $138,000.

•	Increased common stock and decreased accrued expenses by $15,000.

•	Increased debt and decreased accrued expenses by $804,000 for the reclassification of interest payable.

•	Issued 5,402,271 shares of common stock in repayment of debt of $364,000.

•	Increased accrued expenses and decreased deferred revenue by $260,000.

•	Decreased related party accounts and notes receivable by $26,000, decreased accrued expenses by $6,000, and decreased related party long-term debt by $20,000.

•	Decreased related party accounts and notes receivable and accrued expenses by $22,000.

Actual cash paid for interest was $77,000 and $79,000 in fiscal years 2009 and 2008, respectively.

No amounts were paid for income taxes in the fiscal years 2008 and 2007.

17:  Operating Lease Obligations

The Company leases certain property, vehicles and facilities under noncancellable operating leases.  Future minimum rental payments required under these leases are as follows:

Years Ending June 30,

2010	$271,000
2011	73,000

$344,000

Rental expense for non-cancellable operating leases was $293,000 and $348,000 for the years ended June 30, 2009 and 2008, respectively.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 18:  401(k) Saving Plan

The Company has a 401(k) Plan (the Plan) to provide retirement and incidental benefits for its employees.  Employees may contribute from 1% to 25% of their gross pay to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service.  The Company may contribute a matching contribution at a rate set by the Board of Directors.  The Plan operates on a calendar year basis.  The Company made no matching contribution to the Plan in fiscal year 2009.  In fiscal year 2008, based on contributions by employees during calendar year 2007, the Company made a matching contribution to the Plan of $306,000 in the form of shares of its common stock.  Shares issued under the Plan are “restricted” as defined under the rules of the Securities and Exchange Commission.

Note 19:  Commitments and Contingencies

Royalty payments of 1% of the gross sales price of gyroplanes are to be paid to the Company’s founders, David Groen and the estate of the late Jay Groen.  As of June 30, 2009 and 2008, royalties payable totaled $16,000 to each of these parties.  The royalty expense is included in cost of sales in the consolidated statement of operations.

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

Note 21:  Joint Venture

The Company has held meetings with several agencies in China in relation to the use of the SparrowHawk and its technology in China, and in May 2009, entered into a non-binding Memorandum of Understanding (MOU) with a Chinese Company, with the objective of setting up a joint venture (“JV”) in China to produce fully-assembled Light Gyroplanes, focused on production of SparrowHawks, initially for power line patrol.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 22:  Subsequent Events

Series B Preferred Stock – Subsequent to June 30, 2009, the redemption date of the Series B Preferred Stock has been extended from time to time and currently is October 9, 2010, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.

The lenders and the Company have amended the October 9, 2008 Note Purchase Agreement from time to time to increase the aggregate amount of promissory notes that can be purchased to $12,750,000 to provide funding to meet the Company’s monthly minimum financial needs.  The lenders are not obligated to purchase notes pursuant to the Note Purchase Agreement and there can be no assurance that the lenders will continue to purchase notes or otherwise provide funding to the Company.

Debt Financing

Subsequent to June 30, 2009 through June 21, 2010, the Company has received net proceeds from debt financing pursuant to the Note Purchase Agreement of approximately $6.2 million, of which $3.5 million was used to partially redeem Series B Preferred Stock.

The maturity date for the 2006/2007 Notes, the Dividend Notes and the Note Purchase Notes has been extended from time to time and currently is October 9, 2010.

Joint Venture

Negotiations related to the MOU for a possible joint venture in China subsequent to the end of fiscal year 2009 resulted in a non-binding “Terms and Conditions” agreement for the setting up of the JV and, as of the issuance of this report, an agreement has been reached and agreed to by both parties.  Signing of this agreement  by both parties is expected shortly.  Under the terms of this anticipated agreement, the parties will prepare an application to the appropriate government authorities to set up the JV.  Upon the establishment of this JV, the Company, through a special purpose subsidiary, expects to receive 25% of the equity in the JV in return for its contribution to the JV of its SparrowHawk III assets and rights to SparrowHawk designs and defined SparrowHawk derivatives.  The Company can give no assurance that the parties will obtain approval from the relevant Chinese authority to establish the JV.

On July 13, 2010, the Company formed Groen Brothers Aviation International, LLC, a wholly owned special purpose subsidiary to participate in the JV.