Form 10-Q
period 2009-12-31
GROEN BROTHERS AVIATION INC /UT/
filed 2010-08-31
CIK 870743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

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

As of Decemnber 31, 2009 and August 30, 2010, there were 171,416,289 shares of the Registrant’s common stock, no par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING THE FILING DATE OF THIS REPORT AND THE ANTICIPATED FUTURE FILINGS OF ADDITIONAL PAST-DUE REPORTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009 is first being filed in August 2010.  The Company is in the process of preparing its other periodic reports, including the Form 10-K for the fiscal year ended June 30, 2010, and plans to file such reports at the earliest practicable date.  Shareholders and others are cautioned that the financial statements included in this report are several months old and are not necessarily indicative of the operating results that may be expected for the year ended June 30, 2010.

GROEN BROTHERS AVIATION, INC.
FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2009

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Balance Sheets

Assets	December 31, 2009	June 30, 2009
	(Unaudited)
Current assets:
Cash	$159,000	$115,000
Accounts receivable, net of allowance of $7,000	-	124,000
Related party accounts and notes receivable	1,000	2,000
Prepaid expenses	35,000	12,000
Total current assets	195,000	253,000
Property and equipment, net	47,000	59,000

Total assets	$242,000	$312,000

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$2,297,000	$2,526,000
Accrued expenses	14,739,000	12,705,000
Notes payable and current portion of capital lease obligations	1,455,000	1,405,000
Related party notes payable	65,390,000	61,161,000
Series B 15% cumulative redeemable non-voting preferred stock, no par value, 50,000,000 shares authorized, 40,667 and 37,776 shares issued and outstanding, respectively	40,667,000	37,776,000
Total current liabilities	124,548,000	115,573,000

Long-term liabilities:
Accrued expenses	5,765,000	5,574,000
Deferred revenue	25,000	25,000
Long-term debt and capital lease obligations	5,000	95,000
Related party long-term debt	97,000	-
Dealer deposits	2,105,000	2,105,000
Total liabilities	132,545,000	123,372,000

Stockholders’ deficit:
Series A convertible preferred stock, no par value, 50,000,000 shares authorized, 1,400,000 shares issued and outstanding	70,000	70,000
Common stock, no par value, 500,000,000 shares authorized, 171,416,289 shares issued and outstanding	34,816,000	34,745,000
Accumulated deficit	(167,189,000)	(157,875,000)
Total stockholders’ deficit	(132,303,000)	(123,060,000)

Total liabilities and stockholders’ deficit	$242,000	$312,000
See accompanying notes to condensed consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Revenues	$-	$1,000	$73,000	$384,000

Costs and expenses:
Cost of sales	1,000	274,000	260,000	417,000
Research and development	315,000	106,000	413,000	165,000
General and administrative expenses	304,000	113,000	528,000	455,000

Total costs and expenses	620,000	493,000	1,201,000	1,037,000

Loss from operations	(620,000)	(492,000)	(1,128,000)	(653,000)

Other income (expense):
Related party interest income	-	-	1,000	1,000
Interest and other income	-	-	-	1,000
Gain on sale of property and equipment	-	3,000	-	45,000
Gain on extinguishment of debt	68,000	-	68,000	-
Interest expense	(2,722,000)	(2,266,000)	(5,364,000)	(3,268,000)
Series B preferred stock interest expense	(1,474,000)	(1,408,000)	(2,891,000)	(3,962,000)

Total other income (expense)	(4,128,000)	(3,671,000)	(8,186,000)	(7,183,000)

Loss before income taxes	(4,748,000)	(4,163,000)	(9,314,000)	(7,836,000)

Income tax benefit	-	-	-	-

Net loss	$(4,748,000)	$(4,163,000)	$(9,314,000)	$(7,836,000)

Net loss per common share – basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.05)

Weighted average number of common shares outstanding – basic and diluted	166,066,000	166,066,000	166,066,000	166,066,000
See accompanying notes to condensed consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(9,314,000)	$(7,836,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	12,000	27,000
Stock options and warrants issued for interest expense	(28,000)	3,000
Stock options issued for services	4,000	4,000
Stock-based compensation	96,000	149,000
Interest expense accrued on Series B preferred stock	2,891,000	3,962,000
Interest expense added to debt principal	3,180,000	1,274,000
Gain on sale of property and equipment	-	(45,000)
Gain on extinguishment of debt	(68,000)
(Increase) decrease in:
Accounts and notes receivable	124,000	(5,000)
Prepaid expenses	(23,000)	(7,000)
Increase (decrease) in:
Accounts payable	(229,000)	(429,000)
Accrued expenses	2,255,000	1,798,000

Net cash used in operating activities	(1,100,000)	(1,105,000)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	27,000
Payments of related party notes receivable	1,000	1,000

Net cash provided by investing activities	1,000	28,000

Cash flows from financing activities:
Proceeds from the issuance of debt	1,225,000	1,331,000
Repayment of debt	(82,000)	(88,000)
Repayment of bank overdraft	-	(20,000)
Repayment of bank overdraft line of credit	-	(47,000)

Net cash provided by financing activities	1,143,000	1,176,000

Net increase in cash	44,000	99,000
Cash, beginning of period	115,000	3,000

Cash, end of period	$159,000	$102,000

See accompanying notes to condensed consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

Organization and Consolidation

The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. (the “Company”) and its wholly owned subsidiary, Groen Brothers Aviation USA, Inc. (“GBA USA”), and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2009, the results of operations for the three months and six months ended December 31, 2009 and 2008, and cash flows for the six months ended December 31, 2009 and 2008.  The results of operations for the three months and six months ended December 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ended June 30, 2010.

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

At December 31, 2009, the Company had total current liabilities of $124,548,000 and current assets of $195,000, resulting in a working capital deficiency of $124,353,000.  At December 31, 2009, the Company had a total stockholders’ deficit of $132,303,000.

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

Included in current liabilities and the working capital deficiency at December 31, 2009 is a $40,667,000 Series B Preferred Stock obligation.  The Series B Holders have agreed to extend the redemption date of the Series B Preferred Stock from time to time and the current redemption date is October 9, 2010, or such later date as agreed to in writing by at least 80% of the Series B Holders.

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

The Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term promissory notes in the aggregate principal amount of up to $12,750,000 to provide the Company with operating capital, as specified in the draw requests for such notes (the “Note Purchase Notes”).  The draw requests must be approved by the lenders.  Through December 31, 2009, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $3,592,000 and the proceeds had been used by the Company to cover its minimum cash needs in excess of funding provided by payments from Georgia Tech for the Company’s work on the DARPA contract.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date for the Note Purchase Notes has been extended from time to time and currently is October 9, 2010.

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

Reclassifications

Certain amounts in the condensed consolidated financial statements for the three months and six months ended December 31, 2008 have been reclassified to conform to the presentation for the three months and six months ended December 31, 2009.

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

The calculation of the weighted average number of common shares outstanding excludes common shares that have been issued as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full.  At December 31, 2009, the Company had issued 5,350,000 shares of common stock as collateral.

Note 3:  Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the three months and six months ended December 31, 2009 and 2008 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Cost of sales	$-	$33,000	$33,000	$64,000
Research and development	11,000	13,000	23,000	26,000
General and administrative	29,000	29,000	40,000	59,000

Total stock-based compensation expense	$40,000	$75,000	$96,000	$149,000

There was no stock compensation expense capitalized during the three months and six months ended December 31, 2009 and 2008.

During the six months ended December 31, 2009, no new stock options or warrants were issued.  The following table summarizes the stock option and warrant activity during the six months ended December 31, 2009:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at June 30, 2009	51,953,000	$ 0.28
Granted	-	-
Exercised	-	-
Cancelled	(25,000)	1.00
Expired	(12,306,000)	0.45

Outstanding at December 31, 2009	39,622,000	0.24	1.83	$ 0

Options and warrants vested and exercisable at December 31, 2009	33,979,000	0.26	1.34	$ 0

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.011 as of December 31, 2009, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of December 31, 2009, the total future compensation cost related to non-vested stock-options not yet recognized in the condensed consolidated statements of operations was approximately $271,000, and the weighted average period over which these awards are expected to be recognized was 0.76 years.

Note 4:  Accrued Expenses

Accrued expenses consisted of the following at December 31, 2009:

Compensation and related taxes	$492,000
Related party interest	13,081,000
Interest	779,000
Customer deposits	260,000
Consulting fees	27,000
Finders’ compensation	9,000
Royalties to related parties	32,000
Other	59,000

Total	$14,739,000

Accrued related party interest payable is comprised of interest expense payable on notes payable to related parties, consisting primarily of stockholders of the Company.

Royalty payments totaling 1% of the gross sales price of gyroplanes are to be paid to the Company’s founders, David Groen and the estate of the late Jay Groen.  Through December 31, 2009, royalties payable totaled $16,000 to each of these individuals, which amounts are accrued as a component of cost of sales in the condensed consolidated statements of operations.

Long-term accrued expenses consisted of the following at December 31, 2009:

Deferred compensation	$5,285,000
Accrued payroll taxes on deferred compensation	181,000
Accrued interest on deferred compensation	299,000

Total	$5,765,000

The deferred compensation is payable to certain current and former officers, directors, and senior management of the Company, with amounts originating from fiscal year 1998 through the current fiscal year.  In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary.  The terms of the Company’s Series B 15% Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B 15% Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B 15% Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors.  Through December 31, 2009, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company’s outstanding financing agreements and would be prudent in light of the Company’s financial condition and availability of cash.  In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.  The deferred compensation and related accrued payroll taxes and interest payable are classified as long-term liabilities at December 31, 2009 as the Company does not anticipate payment of any of these amounts in the next twelve months.

Note 5:  Debt

Notes payable and current portion of capital lease obligations include notes payable totaling $1,351,000 that were technically in default at December 31, 2009.  In addition, the Company is delinquent in making payments of accrued interest payable of $718,000 on this debt at December 31, 2009.  The Company maintains contact with most of these lenders and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

Substantially all related party notes payable of $65,390,000 at December 31, 2009 are payable to stockholders of the Company who are considered related parties, including the Series B Holders.  The related party notes payable at December 31, 2009 are comprised of the following:

Series B Holders:
Dividend Notes	$44,328,000
Note Purchase Notes	3,592,000
2006/2007 Notes	4,400,000
52,320,000
Other Related Parties	13,070,000

Total Related Party Notes Payable	$65,390,000

Dividend Notes totaling $44,328,000 ($36,962,000 original principal plus $7,366,000 in accrued interest expense added to note principal) resulted from the redemption of 36,962 shares of Series B Preferred Stock in October 2008.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and a rate of interest of 18% per annum during any period in which an event of default has occurred and is continuing.  The maturity date for the Dividend Notes has also been extended from time to time and currently is October 9, 2010.

Pursuant to the Note Purchase Agreement discussed in Note 7, the Company borrowed a total of $3,592,000 from the Series B Holders during the period October 1, 2008 to December 31, 2009.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date for the Note Purchase Notes has been extended from time to time and currently is October 9, 2010.

During 2006 and 2007, the Company also borrowed a total of $4,400,000 through the issuance of other promissory notes payable to the Series B Holders that provide for the payment of simple interest at the rate of 36% per annum.  The maturity date for the 2006/2007 Notes has been extended from time to time and currently is October 9, 2010.

At December 31, 2009, the Company is delinquent in making payments on related party notes payable totaling $2,611,000 and accrued interest payable on related party notes payable totaling $1,554,000.

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

Note 7:  Preferred Stock

The Company has authorized 200,000,000 shares of preferred stock having no par value.  There are two series of preferred stock with 50,000,000 shares authorized within each series.  The rights, terms and preferences of preferred stock are set by the Board of Directors.  As of December 31, 2009, the Board of Directors has set rights, terms and preferences of Series A and Series B Preferred Stock for issue.

Series A Convertible Preferred Stock

As of December 31, 2009, 1,400,000 shares of Series A Convertible Preferred Stock were issued and outstanding, and held by the following: David Groen, President and member of the Board of Directors, 1,025,000 shares; Robin Wilson, Senior Vice President and member of the Board of Directors 125,000 shares; the widow of the late Jay Groen 125,000 shares; and Dennis Gauger, former member of the Board of Directors, 125,000 shares.

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

Series B Preferred Stock

At December 31, 2009, there were 40,667 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock (the “Series B Preferred Stock”) outstanding.  The rights, terms, and preferences of the outstanding preferred shares, as amended, are as follows:

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

The Note Purchase Agreement also provides for the periodic sale by the Company to the lenders of short-term promissory notes to provide the Company with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through December 31, 2009, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $3,592,000 and the proceeds had been used by the Company to cover its minimum cash needs in excess of funding provided by payments from Georgia Tech for the Company’s work on the DARPA contract.  The lenders and the Company have amended the October 9, 2008 Note Purchase Agreement from time to time to increase the aggregate amount of promissory notes that can be purchased to $12,750,000, to provide funding to meet the Company’s monthly minimum financial needs.  The lenders are not obligated to purchase notes pursuant to the Note Purchase Agreement and there can be no assurance that the lenders will continue to purchase notes or otherwise provide funding to the Company.

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

Note 8:  Common Stock

During the six months ended December 31, 2009, the Company did not issue any shares of its common stock or any options and warrants to purchase shares of common stock.  During the six months ended December 31, 2009, the recorded amount of common stock has been decreased by $28,000 for the periodic adjustments to the value of 3,200,000 variable stock options issued during the year ended June 30, 2006 computed using the Black-Scholes option pricing model.  The Company also charged a total of $4,000 to general and administrative expense for the current year vesting of the grant date fair value of 500,000 options issued to a non-employee consultant.  In addition, common stock was increased by $1,000 to adjust finders’ compensation on the sale of common stock.

During the six months ended December 31, 2008, the Company did not issue any shares of its common stock or any options and warrants to purchase shares of common stock.  During the six months ended December 31, 2008, the recorded amount of common stock has been increased by $3,000 for the periodic adjustments to the value of 3,200,000 variable stock options issued during the year ended June 30, 2006 computed using the Black-Scholes option pricing model.  The Company also charged a total of $4,000 to general and administrative expense for the current year vesting of the grant date fair value of 500,000 options issued to a non-employee consultant.  In addition, common stock was increased by $5,000 to adjust finders’ compensation on the sale of common stock.

The Company has issued shares of its common stock as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The legend will only be removed if the Company is in default on the applicable loan, at which time, a new certificate will be issued and a value recorded for the shares to account for the loan and accrued interest settled.  In addition, the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable loan and accrued interest are paid in full.  The Company has assigned no value to the collateral shares and does not include these shares in the calculation of loss per share.  At December 31, 2009, the Company had issued 5,350,000 shares of common stock as collateral.

Certain shareholder related party note holders may choose to convert outstanding principal and interest balances to common stock of the Company.  The conversion prices per share range from $0.10 per share to $1.25 per share.  At December 31, 2009, $18,204,000 of principal and interest is convertible into 66,545,124 shares of the Company’s common stock.  The cash price per common share and the conversion prices per share approximated the quoted market price per share of the Company’s common stock on or near the date the note agreements were negotiated.  The conversion prices per share have all been set at the market price of the common stock, or above the market price whenever possible, with market price typically established at the price per share that the Company was selling restricted common shares for cash at the time.  Because the conversion price per share was generally “under water” in substantially all of these transactions, the Company concluded that the conversion terms did not represent a beneficial conversion feature.  Therefore, no beneficial conversion features have been accounted for in the Company’s consolidated financial statements for these transactions.

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

Note 10:  Supplemental Statement of Cash Flows Information

During the six months ended December 31, 2009, the Company had the following non-cash investing and financing activities:

•	Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $1,000.

•	Decreased notes payable and current portion of capital lease obligations and increased accrued expenses by $35,000.

During the six months ended December 31, 2008 the Company had the following non-cash investing and financing activities:

•	Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $1,000.

•	Decreased property and equipment and decreased accounts payable by $19,000 for property and equipment returned to vendor.

•	Decreased accrued expenses and increased common stock by $5,000 for changes to accrued finders’ compensation.

•	Increased related party notes payable and decreased Series B Preferred Stock by $36,962,000 upon partial redemption of Series B Preferred Stock.

Cash paid for interest expense was $66,000 and $14,000 for the six months ended December 31, 2009 and 2008, respectively.

No payments of income taxes were made during the six months ended December 31, 2009 and 2008.

Note 11:  Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued during the six months ended December 31, 2009 and through the date of this filing that the Company believes are applicable or would have a material impact on the consolidated financial statements of the Company.

Note 12:  Subsequent Events

Series B Preferred Stock – Subsequent to December 31, 2009, the redemption date of the Series B Preferred Stock has been extended from time to time and currently is October 9, 2010, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.

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

Debt Financing

Subsequent to December 31, 2009 through August 30, 2010, the Company has received net proceeds from debt financing pursuant to the Note Purchase Agreement of approximately $5.4 million, of which $3.5 million was used to partially redeem Series B Preferred Stock.

The maturity date for the 2006/2007 Notes, the Dividend Notes and the Note Purchase Notes has been extended from time to time and currently is October 9, 2010.

Joint Venture

Subsequent negotiations related to the MOU for a possible joint venture in China resulted in a non-binding “Terms and Conditions” agreement for the setting up of the JV and, as of the issuance of this report, an agreement has been reached and agreed to by both parties.  Signing of this agreement by both parties is expected shortly.  Under the terms of this anticipated agreement, the parties will prepare an application to the appropriate government authorities to set up the JV.  Upon the establishment of this JV, the Company, through a special purpose subsidiary, expects to receive 25% of the equity in the JV in return for its contribution to the JV of its SparrowHawk III assets and rights to SparrowHawk designs and defined SparrowHawk derivatives.  The Company can give no assurance that the parties will obtain approval from the relevant Chinese authority to establish the JV or that the signing of this agreement will ever take place.

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

Late Filing

This Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009 is first being filed in August 2010.  The Company is in the process of preparing its other periodic reports, including the Form 10-K for the fiscal year ended June 30, 2010, and plans to file such reports at the earliest practicable date.  Shareholders and others are cautioned that the financial statements included in this report are several months old and are not necessarily indicative of the operating results that may be expected for the year ended June 30, 2010.

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

We have ceased production of the SparrowHawk, and currently are seeking to either sell the program to a buyer with more compatible operating conditions and strategic interests or to transfer the SparrowHawk and its technology to a joint venture (“JV”) to produce fully-assembled light gyroplanes.  We have held meetings with agencies in China in relation to the use of the SparrowHawk and its technology in China, and in May 2009, entered into a non-binding Memorandum of Understanding (MOU) with a Chinese Company, with the objective of setting up a JV in China to produce fully-assembled Light Gyroplanes, focused on production of SparrowHawks, initially for power line patrol.  Subsequent negotiations related to this MOU resulted in a non-binding “Terms and Conditions” agreement for the setting up of the JV and, as of the issuance of this report, an agreement has been reached and agreed to by both parties.  Signing of this agreement by both parties is expected shortly.  Under the terms of this anticipated agreement, the parties will prepare an application to the appropriate government authorities to set up the JV.  Upon the establishment of this JV, the Company, through its special purpose subsidiary, Groen Brothers International, expects to receive 25% of the equity in the JV in return for its contribution to the JV of its SparrowHawk III assets and rights to SparrowHawk designs and defined SparrowHawk derivatives.  We can give no assurance that the parties will obtain approval from the relevant Chinese authority to establish the JV or that the signing of this agreement will ever take place.

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

Significant Series B Preferred Stock and Debt Obligations

From 2006 through the present, in addition to other debt, we have obtained debt and equity financing from certain lenders who are also stockholders of the Company.  As of December 31, 2009, our obligations to such lenders included: 36% promissory notes issued during 2006 and 2007 in the aggregate principal amount of $4,400,000 (the “2006/2007 Notes”); a $40,667,000 Series B 15% Cumulative Preferred Stock Obligation; 15% secured promissory notes in the aggregate principal amount of $44,328,000 that were issued in satisfaction of accrued dividends of $36,962,000 on the Series B Preferred Stock through October 9, 2008 plus $7,366,000 in interest accrued and added to debt principal through December 31, 2009 (the “Dividend Notes”); and secured 15% promissory notes in the aggregate principal amount of $3,592,000 issued pursuant to the Note Purchase Agreement dated October 9, 2008 (the “Note Purchase Notes”).  As discussed in more detail below, the redemption date of the Series B Preferred Stock and the maturity dates of the 2006/2007 Notes, the Dividend Notes and the Note Purchase Notes have been extended to October 9, 2010.  We currently have no operating revenues to pay the interest accruing on the debt described above and we will be unable to repay such debt when it becomes due on October 9, 2010.  Substantially all our assets have been pledged to secure our debts and if the lenders should fail to further extend the redemption dates and maturity dates for such debts as they have done in the past, such lenders could foreclose on substantially all our assets and we would be forced to discontinue our operations.  No assurances can be given that the lenders will further extend the redemption and maturity dates for such preferred stock and debt obligations or that if extended, we will be able to generate revenue or other sources of funds in the significant amount required in order to service and ultimately repay such debt.

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

At December 31, 2009, we had total current liabilities of $124,548,000 and current assets of $195,000, resulting in a working capital deficiency of $124,353,000.  At December 31, 2009, we had a total stockholders’ deficit of $132,303,000.

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

Included in current liabilities and the working capital deficiency at December 31, 2009 is a $40,667,000 Series B Preferred Stock obligation.  The Series B Holders have agreed to extend the redemption date of the Series B Preferred Stock from time to time and the current redemption date is October 9, 2010, or such later date as agreed to in writing by at least 80% of the Series B Holders.

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

The Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term promissory notes in the aggregate principal amount of up to $12,750,000 to provide us with operating capital, as specified in the draw requests for such notes (the “Note Purchase Notes”).  The draw requests must be approved by the lenders.  Through December 31, 2009, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $3,592,000 and the proceeds had been used by us to cover our minimum cash needs in excess of funding provided by payments from Georgia Tech for our work on the DARPA contract.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date for the Note Purchase Notes has been extended from time to time and currently is October 9, 2010.

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

Results of Operations

Revenues

Our consolidated revenues are comprised of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Government contract (DARPA)	$-	$-	$72,000	$363,000
SparrowHawk kits and parts	-	-	1,000	17,000
Other operating	-	1,000	-	4,000

Total	$-	$1,000	$73,000	$384,000

As discussed above, we have significantly scaled back the level of our operations, including ceasing production of the SparrowHawk, eliminating substantially all flight training and reducing the level of our involvement in the DARPA contract.  We currently have no operating revenues.  As a result, total revenues for the three months ended December 31, 2009 were $0 compared to $1,000 for the three months ended December 31, 2008.  Total revenues decreased $311,000 to $73,000 in the six months ended December 31, 2009 from $384,000 in the six months ended December 31, 2008.  The decrease in revenues is attributed to the decrease in all revenue sources.

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

Costs and Expenses

Our consolidated cost of sales is comprised of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Government contract (DARPA)	$-	$271,000	$270,000	$418,000
SparrowHawk kits and parts	-	3,000	(11,000)	(1,000)

Total	$-	$274,000	$259,000	$417,000

Total cost of sales decreased $274,000 to $0 in the three months ended December 31, 2009 from $274,000 in the three months ended December 31, 2008.  Total cost of sales decreased $158,000 to $259,000 in the six months ended December 31, 2009 from $417,000 in the six months ended December 31, 2008.  As discussed above, we significantly scaled back the level of our operations, including ceasing production of the SparrowHawk, eliminating substantially all flight training and reducing the level of our involvement in the DARPA contract.

Research and development expenses for the three months ended December 31, 2009 increased to $316,000 from $106,000 for the three months ended December 31, 2008.  Similarly, research and development expenses for the six months ended December 31, 2009 increased to $414,000 from $165,000 for the six months ended December 31, 2008.  As work on the DARPA contract has decreased, engineering resources have been devoted to research and development projects.  Research and development activities include the development of opportunities for potential joint venture activities, subcontract opportunities with industry partners, variations to the SparrowHawk, fully assembled SparrowHawk gyroplane derivatives, potential applications of our technology to heavy lift vertical take-off military aircraft, runway independent short-haul airliners and other aircraft, including government contract opportunities.

General and administrative expenses for the three months ended December 31, 2009 increased to $316,000 from $106,000 for the three months ended December 31, 2008.  Similarly, general and administrative expenses for the six months ended December 31, 2009 increased to $528,000 from $455,000 for the six months ended December 31, 2008.  The increase in our general and administrative expenses in the first six months of the fiscal year ended June 30, 2010 resulted primarily from increase legal and accounting expenses and less general and administrative resources devoted to work on the DARPA project.

Other Income and Expenses

As a result of the reduction in our related party notes receivable, related party interest income is currently insignificant to our consolidated financial statements.  Related party interest income was $1,000 for each of the six-month periods ended December 31, 2009 and 2008.

Interest and other income decreased to $0 in the three months ended December 31, 2009 and 2008 and in the six months ended December 31, 2009.  Interest and other income was $1,000 for the six months ended December 31, 2008.  Interest and other income is also currently insignificant to our consolidated financial statements, with the decrease in reported amounts resulting from the reduction in our level of operations and continued low levels of interest bearing cash.

We realized a gain on the sale of property and equipment of $3,000 in the three months ended December 31, 2008 and $45,000 for the six months ended December 31, 2008.  We did not have any sales of property and equipment in the three months and six months ended December 31, 2009.

We realized a gain on extinguishment of debt of $68,000 in the three months and six months ended December 31, 2009.  We did not realize a gain on extinguishment of debt in the three months and six months ended December 31, 2008.

Interest expense for the three months ended December 31, 2009 increased to $2,722,000 from $2,266,000 for the three months ended December 31, 2008.  Similarly, interest expense for the six months ended December 31, 2009 increased to $5,364,000 from $3,268,000 for the six months ended December 31, 2008.  We continue to fund our operations with an increase in related party debt.  In addition, in October 2008, we increased our interest-bearing debt by $36,962,000 through a partial redemption of our Series B Preferred Stock.

Series B Preferred Stock interest expense for the three months ended December 31, 2009 increased to $1,474,000 from $1,408,000 for the three months ended December 31, 2008.  Dividends on the Series B Preferred Stock, which are recorded as interest expense, have been “paid in kind” with additional shares of Series B Preferred Stock.  This results in increasing levels of Series B Preferred Stock interest expense.  Series B Preferred Stock interest expense for the six months ended December 31, 2009 decreased to $2,891,000 from $3,962,000 for the six months ended December 31, 2008.  This decrease is attributed to the $36,962,000 redemption of Series B Preferred Stock for the Dividend Notes in October 2008.

Net Loss

The net loss for the three months ended December 31, 2009 was $4,748,000 compared to $4,163,000 for the three months ended December 31, 2008.  The net loss for the six months ended December 31, 2009 was $9,314,000 compared to $7,836,000 for the six months ended December 31, 2008.  The increase in the net loss in the first two quarters of fiscal year 2009 resulted primarily from the decrease in revenues, the increase in research and development expenses and general and administrative expenses, and the increase in interest expense as further discussed above.

Liquidity and Capital Resources

Series B Preferred Stock Obligation

At December 31, 2009, we had total current liabilities of $124,548,000 and current assets of $195,000, resulting in a working capital deficiency of $124,353,000.  Included in current liabilities and the working capital deficiency at December 31, 2009 is a $40,667,000 Series B Preferred Stock obligation.  With the approval of the Series B Holders, the maturity date of the Series B Preferred Stock has been extended from time to time and currently is October 9, 2010, or such later date as agreed to in writing by at least 80% of the Series B Holders.

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

In addition, the Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term Note Purchase Notes to provide us with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through December 31, 2009, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $3,592,000 and the proceeds had been used by us to cover our minimum cash needs in excess of funding provided by payments from GT for our work on the DARPA contract.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date of the Note Purchase Notes has been extended from time to time and currently is October 9, 2010.

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

Subsequent to December 31, 2009 through August 30, 2010, the Company has received net proceeds from debt financing pursuant to the Note Purchase Agreement of approximately $5.4 million, $3.5 million of which was used to partially redeem shares of the Series B Preferred Stock.

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

Other Debt Obligations

Current liabilities at December 31, 2009 included $65,390,000 notes payable to related parties, comprised of the following:

Series B Holders:
Dividend Notes	$44,328,000
Note Purchase Notes	3,592,000
2006/2007 Notes	4,400,000
52,320,000
Other Related Parties	13,070,000

Total Related Party Notes Payable	$65,390,000

Of the other related parties notes, $2,611,000 is in default.  In addition, we are delinquent in making payments of accrued interest payable of $1,554,000 on this related party debt at December 31, 2009.  Most of these related party notes payable are held by long-time shareholders and lenders of the Company and are payable on demand or are short-term in nature.  There is no assurance that these related party lenders will not demand payment of this short-term indebtedness in the near future.

Also included in current liabilities at June 30, 2009 are notes payable and capital lease obligations to unrelated parties of $1,455,000, a significant portion of which is in default.  In addition, we are delinquent in making payments of accrued interest payable of $718,000 on this debt at December 31, 2009.  We continue to make some payments on this indebtedness and continue discussions with many of these vendors and lenders, and have, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.  There is no assurance that these vendors and lenders will continue to forebear from collection or legal action.

Operating, Investing and Financing Activities

Net cash used in operating activities was $1,100,000 for the six months ended December 31, 2009, a level comparable to $1,105,000 for the six months ended December, 2008.

Net cash provided by investing activities for the six months ended December 31, 2009 was $1,000, consisting of payments of related party notes receivable.  Net cash provided by investing activities for the six months ended December 31, 2008 was $28,000 consisting of proceeds from the sale of property and equipment of $27,000 and payments of related party notes receivable of $1,000.

We have recently funded losses from operations and net cash used in investing activities primarily from the issuance of debt to related parties (current shareholders and lenders of the Company) and the increase in accrued expenses, and will require additional funding from these sources to sustain our future operations.

Net cash provided by financing activities was $1,143,000 for the six months ended December 31, 2009, comprised of proceeds from the issuance of debt of $1,225,000, partially offset by repayment of debt of $82,000.  Net cash provided by financing activities for the six months ended December 31, 2008 was $1,176,000, comprised of proceeds from the issuance of debt of $1,331,000, partially offset by repayment of debt of $88,000, repayment of bank overdraft of $20,000, and repayment of bank overdraft line of credit of $47,000.

We currently do not have sufficient cash to sustain our operations for the next twelve months.  We are dependent on the lenders under the Note Purchase Agreement to continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.  As discussed above, the Note Purchase Agreement provides for the periodic sale by the Company to the lenders of short-term promissory notes to provide us with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through August 30, 2009, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $8,952,000 and the proceeds had been used by us to cover our minimum cash needs in excess of funding provided by payments from GT for our work on the DARPA contract, funding that was completed in September 2009.  In addition, $3,500,000 of the proceeds was used to partially redeem our Series B Preferred Stock.  There is no assurance that this funding under the Note Purchase Agreement will continue beyond the current short-term agreement, and there is no assurance that we will be successful in either raising sufficient capital from other sources or improving operations.

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

$344,000

Critical Accounting Policies

Our critical accounting policies include the following:

Revenue Recognition – We recognize revenues from goods and services when there is a binding agreement, the product has been completely shipped or service has been delivered, collection is reasonably assured, and we have no significant obligations remaining.  Portions of the purchase price of our products collected from customers in advance of product delivery are recorded as deferred revenue.  Therefore, revenues from the sale of SparrowHawk gyroplane kits are not recorded until all kit components and parts are delivered to the customer and collection of any remaining amounts due is reasonably assured.

We recognize revenue on government contracts where we serve as the lead contractor as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by the contracting party.  At that time, we submit an invoice for payment for the respective milestone at the amount specified in the contract.  Contract-related expenses incurred by us for each milestone of the contract, including our own labor, travel, supplies and other costs, and the costs of subcontractors and consultants, are deferred as work-in-process inventory and expensed to cost of sales as the contract revenue for the milestone is recognized.  When a loss on a contract is projected, however, all contract-related costs and expenses are expensed as incurred.

We recognize revenue on commercial and sub-contractor contracts as each scheduled phase of the contract is completed and invoices are submitted.  Contract-related expenses incurred by us for each phase of the contract, including our own labor, travel, supplies and other costs, and the costs of subcontractors and consultants, are deferred as work-in-process inventory and expensed to cost of sales as the contract revenue for the milestone is recognized.  When a loss on a contract is projected, however, all contract-related costs and expenses are expensed as incurred.

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued during the six months ended December 31, 2009 and through the date of this filing that the Company believes are applicable or would have a material impact on the consolidated financial statements of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.  The Company is a smaller reporting company.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, the end of the period covered by this report.  Based on that evaluation, and as further discussed below, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company as of December 31, 2009 were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Change in Internal Control Over Financial Reporting

Other than those matters discussed above, there was no change in our internal control over financial reporting during the second quarter of our fiscal year 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended December 31, 2009.

Item 3.  Defaults Upon Senior Securities

As more fully discussed under “Liquidity and Capital Resources” above, as of December 31, 2009, we are delinquent in making payments on notes payable to vendors and others totaling $1,351,000, notes payable to related parties totaling $2,611,000, and $2,272,000 of accrued interest payable on debt.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Not applicable.

Item 6.   Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
3.1	Third Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed October 5, 2009 (1)
10.1	Fourth Amendment to Note Purchase Agreement dated as of December 3, 2009 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lender A named therein (2)
10.2	Fourth Amendment to Note Purchase Agreement dated as of December 3, 2009 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lender B named therein (2)
10.3	Fourth Amendment to Note Purchase Agreement dated as of December 3, 2009 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lender C named therein (2)
10.4	Fourth Amendment to Note Purchase Agreement dated as of December 3, 2009 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lender D named therein (2)
10.5	Fourth Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and Lender E named therein dated as of December 3, 2009 (2)
10.6	Fourth Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and Lender B named therein dated as of December 3, 2009 (2)
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

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

Date: August 31, 2010