Form 10-K
period 2010-06-30
GROEN BROTHERS AVIATION INC /UT/
filed 2010-10-13
CIK 870743

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not yet been phased into the Interactive Data reporting system.
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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act  ☐ Yes  No ☑

The aggregate market value of the voting and common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant's second fiscal quarter ended December 31, 2009 was $1,844,000.

The number of shares outstanding of the registrant’s no par value Common Stock as of October 13, 2010 was 171,416,289.

Documents Incorporated by Reference
None

Groen Brothers Aviation, Inc.
Annual Report on Form 10-K
Year Ended June 30, 2010

PART I

Item 1.                 Business

Going Concern Qualification

The Report of Independent Registered Public Accounting Firm on our 2010 audited consolidated financial statements addresses an uncertainty about our ability to continue as a going concern, indicating that our operating losses and lack of working capital raise substantial doubt about our ability to continue as a going concern.  At June 30, 2010, we had total current liabilities of $134,706,000 and current assets of $504,000, resulting in a working capital deficiency of $134,202,000.  At June 30, 2010, we had a total stockholders’ deficit of $142,349,000.  There can be no assurance that management’s efforts to adequately capitalize the Company or attain a successful level of operations and cash flows will be successful.  In light of our current financial position and the uncertainty of raising sufficient capital to achieve our goals, the Company’s viability as a going concern is uncertain.

Reduced Level of Operations

Following delays in our Heliplane program for the U.S. Defense Advanced Research Projects Agency (“DARPA”), lower than anticipated results from sales of our SparrowHawk kits, and negative conditions in capital markets, in May 2008 we effected a substantial reduction in force and significantly scaled back the level of our operations.

The negative cash flow consequences resulting from delays in the Heliplane program, made it necessary for us to resign our prime contractor position on the DARPA contract, after successfully completing Phase IA.  Accordingly, in January 2009, DARPA on our recommendation announced the award of the Heliplane prime contractor position to the Georgia Institute of Technology (“GT”) for Phase IB, with the Company engaged as a GT subcontractor for the rotor systems work.  As of the date of this Report, Phase IB has been completed successfully, but DARPA has not yet announced funding for Phase II.  Our future involvement in the DARPA contract is uncertain.

Our gyroplane technology capabilities, through the use of advanced software applied to the versatility of composite materials for rotorcraft, have led to the initial design by us of a new six passenger seat (plus pilot) aircraft, preliminarily named the Hawk 6, and now renamed the ArrowHawk.  We believe this gyroplane aircraft extends and enlarges the commercial market potential of the Hawk 4, offering economic and performance advantages over competitive aircraft types for such applications as tour operations and pipe/power line patrol.  As of the date of this Report, we are seeking funding to finalize the design and certification of the ArrowHawk for commercial production.  There can be no assurance that we will be successful in obtaining the necessary funding for the ArrowHawk program.

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

Our cost-cutting measures together with DARPA Phase IB revenues, allowed us to continue to move forward with the development of our technology on a sharply reduced scale.  However, as described in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operation, in October 2008, the Company entered into a Note Purchase Agreement with the holders of our Series B Preferred Stock (“Series B Holders”) that provides for the periodic sale by the Company to the lenders of short-term promissory notes to provide us with funding to cover our minimum cash needs in excess of funding provided by payments from GT for the Company’s work on the DARPA contract as specified in the draw requests for such notes.  The draw requests must be approved by the lenders and the lenders are not obligated to purchase any notes.  While the GT payments have been paid in full, the Series B Holders have continued to cover minimum cash needs with monthly funding.  Furthermore, as described under Company Products, they have contributed materially to our efforts to establish joint ventures or other strategic relationships that will allow us to fund the development and commercialization of our technology.  However, there can be no assurance that we will be successful in these efforts, or that this funding will continue.

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

As further discussed in this annual report, following delays in our Heliplane program for the U.S. Defense Advanced Research Projects Agency (“DARPA”), lower than anticipated results from sales of our SparrowHawk kits, and negative conditions in capital markets, in May 2008, we effected a substantial reduction in force and have significantly scaled back the level of our operations.

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

Gyroplane and Gyrodyne Technology

Autorotative flight was developed in 1919 by Spanish aviator, Juan de la Cierva, with the objective of eliminating the risk of stalling inherent in all fixed wing aircraft when forward speed drops below a critical speed.  De la Cierva named and trademarked his invention as the “autogiro,” which means “self turning” or “autorotation.”  The rotary wing of a gyroplane1, however, powered in flight only by the onrushing air, much like a windmill, will not stall.  A reduction in forward speed will not result in a sudden loss of lift.  As speed decreases, a gyroplane will begin to descend, right side up and controllable, as its rotating wing continues to provide lift with the upward flow of air driving the rotor.  This provides the gyroplane with an important inherent safety advantage over a conventional airplane for activities requiring low altitude and low speed operations.  In a low level surveillance role, such as law enforcement, border patrol, traffic control, etc., proper procedure for all rotorcraft is to circle in a slow orbit, something we believe the Hawk Series Gyroplane and SparrowHawk Gyroplane can do efficiently and safely.

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

We have continued to believe that there is a substantial and potentially profitable market for the Hawk 4 derivatives3 for commercial use in the USA and foreign countries.  We have had conversations with representatives of several countries with respect to setting up a joint venture to certificate, manufacture, and sell the Hawk series of gyroplanes.  To date, this effort has not produced results, but there continues to be significant interest from foreign entities to bring the Hawk series into production.  There can be no assurance, however, that we will ultimately succeed in attracting investment sufficient to enable a foreign joint venture.

The most serious interest in this project was coming from Spain with that country presenting an attractive combination of market potential, available skills and funding sources, and favorable legal and political environment.  As a result, we had been diligently seeking to set up a JV in Spain through which the Hawk series could be certified under FAA and European regulations.  The objective, in broad terms, was for GBA to provide the JV with its Hawk Gyroplane technology and oversee and participate in the certification program (on commercial terms), while the other partners, governmental and industrial, would provide funding, manufacturing, and other resources.

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

In fiscal 2007, however, we obtained renewed interest from the government of Aragon, an Autonomous Community within Spain, and entered into a Memorandum of Understanding with Aragon to set up a JV.  Meetings with representatives of CDTI4, the investment arm of the central Spanish government’s Ministry of Industry, Tourism and Commerce, were favorable and CDTI asked Aragon and other potential partners to enter into the formal process for funding requests.  Later in 2008, however, Aragon underwent a change in government leadership and interest in the Hawk Gyroplane project was lost.  While interest from three other Autonomous Communities within Spain showed considerable promise, the recession that began in 2008 severely impacted the Spanish economy, putting the project on indefinite hold.   We are therefore pursuing other more encouraging opportunities to exploit Hawk technology through Joint Ventures in Asia that would take advantage of advances in technology that we have made since the Hawk 4 was designed.  These efforts are described under GBA ArrowHawk Gyroplane below. While we can give no assurance that any such JV will be established, we continue to regard Spain as one of many promising markets for potential JV products.

3 As described later, with design and analysis tools utilized during the Heliplane program, the Hawk 4 Gyroplane has undergone a redesign study that indicates that the Company should develop a six passenger version of the Hawk series
4 Center for Development of Technology for Industry

GBA ArrowHawk Gyroplane

The technology of Hawk 4 Gyroplane, the world’s first turbine-powered gyroplane, promised to be highly competitive in its markets in the early years of the 21st Century.  Since that time, GBA’s technology has advanced substantially and rotorcraft technology from potential competitors has also progressed.  As a result, we believe we are now in a position to design gyroplanes that benefit from the use of composite materials that in conjunction with advanced aerodynamic analytical techniques permit both substantially lower aircraft weights and reduced drag.  Furthermore, we believe we can now offer a much superior airfoil design for our rotor blades than that offered by the Hawk 4 blades.  In addition to these gains from the Company, engine manufacturers and other suppliers also offer improved component performance.  Together, these advances enable gyroplane designs that maintain the inherent advantages demonstrated by the Hawk 4, of simplicity, safety, low operating cost and high utilization compared to other types of rotorcraft, while offering increase in speed, range, payload and vertical take-off capability.  We have assessed the evolving rotorcraft market and our competitors in the context of these new performance capabilities and thus believe that a new six passenger seat (plus pilot) aircraft, preliminarily named the Hawk 6, and now renamed the ArrowHawk, could be best suited to the current market place.  We have initiated the design for the ArrowHawk to compete in this market and have entered into discussions with potential Joint Venture partners in Asia related to its production.  As of the date of this Report, we are seeking funding to finalize the design and certification of the ArrowHawk for commercial production.

We can give no assurance that we will be successful in obtaining the necessary funding for the ArrowHawk program, that any such joint venture will be achieved, or that the ArrowHawk will ultimately be produced.

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

We began deliveries of SparrowHawk kits during the third quarter of our fiscal year ended June 30, 2004, recording initial revenues from this aircraft in the fourth quarter of fiscal year 2004.  During the years ended June 30, 2010 and 2009, we had no revenues from the sale of SparrowHawk kits, and reported only incidental revenues from the sale of SparrowHawk parts of $2,000 and $24,000.

In December 2005, we announced the introduction of our improved SparrowHawk model, the SparrowHawk II.  SparrowHawk II offered added comfort and robustness and reduced the time and effort needed by the customer to build the aircraft.  We continued to design improvements for the SparrowHawk II during fiscal year 2007, and in fiscal year 2008 introduced a new version called the SparrowHawk III Quick Build.  As the name implies, the primary objective for the “Quick Build” was a significant further reduction of time and effort on the part of the purchaser in building the aircraft while maintaining conformity with FAA regulations.  Careful attention was paid to existing customer input and to the needs of potential customers.  Through a thorough assessment of the build process and changes in the design manufacture and product delivery, the time to assemble the kit by a typical purchaser was estimated to be in the order of 300 hours, cutting build time in half.  Deliveries of the Quick Build kit began in October 2007.

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

During fiscal year 2005, the FAA announced the establishment of a new category of aircraft, called Light Sport Aircraft (LSA), which permits manufacturers to produce and sell small, non-complex, fully assembled aircraft without the necessity of fulfilling the requirements for an FAA “Type-Certificate.”  While helicopters were excluded from the LSA category as being too complex, gyroplanes were included, initially in a sub-category defined as Experimental Light Sport Aircraft (E-LSA), however approval for manufacture of E-LSA aircraft was limited to the period ending January 31, 2008 and this approval has not been reinstated.  We have petitioned the FAA for a “deviation” from the regulation that would permit us to produce and sell complete aircraft that meet the LSA standards, with the expectation that the experience gained and demonstrated would justify full LSA authorization for gyroplanes.  The Experimental Aircraft Association (EAA) filed with the FAA a “letter in support” of our petition for deviation.  In July 2010, the FAA denied our exemption application and subsequently all those of other gyroplane manufacturer applicants.  However, in doing so, the FAA provided useful guidance to the gyroplane community for its requirements for a successful future application for an exemption.

Management believes a large market is likely to arise within the United States for fully assembled LSA gyroplanes if the FAA eventually approves their operation.  We believe that our technology would be well suited to this market and be capable of conforming to the newly defined requirements.  We have therefore initiated the design of a new light gyroplane, called the SportHawk for private flying that would meet those LSA regulations and a sister aircraft called the ShadowHawk as a patrol aircraft, principally for public agencies.  We believe that the production of complete aircraft, such as the SportHawk and ShadowHawk rather than the SparrowHawk in kit form, will enable us to maintain quality control over the finished product, eliminate the delay between delivery and in-service dates, and overall enable the product and Company to be more effectively branded.

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

We have held meetings with agencies in China in relation to the use of the SparrowHawk and its technology in China, and in May 2009, entered into a non-binding Memorandum of Understanding (MOU) with a Chinese Company, with the objective of setting up a joint venture (“JV”) in China to produce fully-assembled Light Gyroplanes, focused on production of SparrowHawks, initially for power line patrol.  Subsequent negotiations related to the MOU resulted in a non-binding “Terms and Conditions” agreement for the setting up of the JV and, as of the issuance of this report, an agreement has been reached and agreed to by both parties.  Signing of this agreement by both parties is expected shortly.  Under the terms of this anticipated agreement, the parties will prepare an application to the appropriate government authorities to set up the JV.  Upon the establishment of this JV, the Company, through a special purpose subsidiary, expects to receive 25% of the equity in the JV in return for its contribution to the JV of its SparrowHawk III assets and rights to SparrowHawk designs and defined SparrowHawk derivatives.  On July 13, 2010, the Company formed Groen Brothers Aviation International, LLC, a wholly owned special purpose subsidiary to participate in the JV.  We can give no assurance that the parties will obtain approval from the relevant Chinese authority to establish the JV or that the signing of this agreement will ever take place.

The DARPA “Heliplane” Gyrodyne Contract

We also believe that the knowledge and experience that we had gained from our work with the Hawk 4 has made us an authority on gyroplane technology and that in the post 9/11 defense environment this technology had substantial military potential.  It could serve in a wide variety of roles ranging from gyroplanes as unmanned air vehicles (“UAV”s) and to gyrodynes as heavy lift Vertical Take-off and Landing (“VTOL”) transports and as high speed rotorcraft.  Additionally, the technology could be further developed to enable the design of runway independent commercial aircraft.

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

Emerging from these efforts, on November 7, 2005, we announced that DARPA had selected a Company-led team to design a proof of concept high-speed, long range, VTOL aircraft.  This modern gyrodyne rotorcraft, named the “Heliplane” by DARPA, is intended as a demonstrator aircraft for potential use in combat search and rescue roles and is designed to fly at a forward speed of 400 mph which is a speed twice as fast as is typical for helicopters, with a 1,150 mile range, essentially offering the VTOL capability of a helicopter with the fast forward flight capability of an airplane with the safety, simplicity and reliability of a GBA gyroplane and is designed to exploit our gyrodyne technology.

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

We completed Phase One of the four phase program with a preliminary design review (PDR) in November of 2007.  In January of 2009, DARPA funded a six month Heliplane Phase 1B effort to design and evaluate a modification to the Heliplane’s rotor-blade tip-jets to reduce its sound signature.  For Phase IB, DARPA chose, at our recommendation, GT to lead the program as prime contractor with the Company as the primary subcontractor for the critical rotor system.  We made this recommendation because of our inability to fund the cash flow shortfall while waiting to be paid for work completed.  Phase IB had been completed as of the date of this report, but no decision has been announced by DARPA as to whether Phase II will be awarded.  Our future involvement in the DARPA contract is uncertain.

During the fiscal years ended June 30, 2010 and 2009, we reported revenues from the DARPA contract of $72,000 and $1,058,000, respectively.

Future Company Gyrodyne Aircraft

The Heliplane gyrodyne represents the possible model for the next generation rotor wing aircraft, meeting economy and performance goals not considered achievable by any other type of VTOL aircraft.  As our gyrodyne technology is scalable to much larger aircraft, it has potential applications for both heavy lift, high speed VTOL military aircraft and for runway independent commercial airliners.  We have engaged in discussions with government agencies and potential aerospace strategic partners in this country with respect to military and commercial gyrodyne and gyroplane applications, and in Europe, India, and China with respect to commercial gyroplane applications.

In this regard, the Company has applied for and been accepted as a member of an organization established by DoD in 2009 named the Vertical Lift Consortium (“VLC”).  DoD intends that the VLC will provide an opportunity for large original equipment manufacturers of rotorcraft and large aerospace contractors to join with non-traditional contractors, small VTOL research and development companies and academic/non-profit institutions to develop innovative new VTOL platforms.  The Company is one of 17 non-traditional suppliers within the 78 VLC membership.

The gyrodyne technology developed for the Heliplane also has direct application to the design of short-range vertical take-off and landing (“VTOL”) commercial airliners that are runway independent.  Growth in the economy can produce heavy demand for aircraft that do not require the use of increasingly congested runways and are not limited by air traffic control constraints, and we anticipate the potential of an opportunity to develop such an aircraft.  By using the airframe of an existing type-certificated production airplane and adding our rotor system, gyrodyne airliners can be delivered for substantially less investment and in less time than would normally be required to bring a new airliner to market.  Our longer-range plans have identified opportunities for large (19-90 seat) gyrodynes to provide commercial passenger service in short and medium-range markets.

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

Distribution and Marketing

It had been our plan to market the Hawk 4 through a dealer network, both in the United States and the rest of the world.  A GBA Authorized Dealer network with 14 United States dealers, 3 International dealers and over 60 national sales representatives was established and these dealers placed firm orders with deposits for 145 Hawk 4 gyroplanes.  As of June 30, 2010, dealer deposits totaled $2,105,000, which amount has been reported as a long-term liability in the accompanying consolidated financial statements.  The deposit provides a delivery sequence number and represents a percentage of the total estimated purchase price.  We have also issued common stock to dealers as partial consideration for the delay in the certification of the Hawk 4 Gyroplane.  These costs have been charged to interest expense as incurred.  The dealers have been given the opportunity to convert a portion of their deposits into shares of the Company’s restricted common stock.  As stockholders of the Company, the dealers are considered related parties.  Our intention is to obtain the funding to complete the certification of our newly designed ArrowHawk gyroplane, preliminarily named the Hawk 6.  The ArrowHawk enlarges and extends the market potential of the Hawk 4, and replaces it in our plans.  We intend to convert the Hawk 4 dealer deposits to ArrowHawk dealer deposits.  Once such funding is obtained, we estimate the certification process of the ArrowHawk will require at least three years to complete.  Because of the long-term prospects of obtaining the funding and completing the certification, dealer deposits have been recorded as long-term liabilities.

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

GBA Hawk Series Gyroplanes

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

Public Use: The Company’s past efforts to sell its Hawk 4 to government agencies in the United States, like any future efforts to make such sales for the ArrowHawk, were based on the specific exemption for operation of aircraft used by government agencies as authorized by Federal Public Law 103-411, which defines what is a “public aircraft operation.”  This law permits training and flights in “public aircraft” for performance of the following governmental functions:

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

Military Use: Aircraft sold to the US military are not required to meet FAA regulations, but must conform to military specifications that serve a similar purpose.  The Company did not attempt to sell its Hawk 4 to the United States Armed Forces and is thus not familiar with the detailed requirements that would have to be met.  It believes, however, that should a military application for the ArrowHawk be needed by the US Armed Forces, a version of the ArrowHawk could be designed to meet military specifications.

GBA SparrowHawk Gyroplanes

Homebuilt Kit Aircraft:  While it might be possible to design and manufacture a gyroplane in the size and performance class of the SparrowHawk to meet the FAA FAR Parts 21 and 27 regulations that the Hawk 4 is designed to meet, we did not choose to do this.  Our entry to the SparrowHawk market was through the alternative path of producing homebuilt aircraft kits for which there was an established market.  Homebuilt aircraft kits are permitted by the FAA under its FAR Part 21 regulations governing the certification and operation of amateur-built aircraft.  Such kits, however, require that the majority portion of the kit be built by an amateur (the “51% rule”), limiting the manufacturer’s portion to 49%.

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

Public Use Aircraft: We plan to offer SparrowHawk aircraft fully built to US government agencies for Public Use, for which the regulations and limitations are covered by the same regulation, Public Law 103-411, that governs Public use for the ArrowHawk, as described above.

Competition

To our knowledge, no other gyroplane is being prepared for commercial FAA certification, nor are any certified commercial gyroplanes currently being manufactured.  The sole company known to be developing modern gyroplane technology is CarterCopter, LLC (“Carter”).  Carter, like the Company, has identified the potential for a safe and efficient gyroplane that can operate without the need for a runway.  Carter has, however, approached the market from a very different perspective than the Company.  Carter has stated that its business strategy is to be a technology development company, not a manufacturer, and therefore, for these reasons we do not believe the CarterCopter represents any direct competition to the derivatives of the Hawk 4, such as the ArrowHawk.  However, the Company has heard that Carter has licensed some form of his technology to a company owned by Textron, called AAI.  The Company has heard that AAI has interest in unmanned aircraft and possibly a flying Humvee using that technology.  The Company does not know how to rate the potential competition that this may cause.

Competition for the Hawk 4 variants, such as the ArrowHawk, lies largely in the helicopter segment, although the aircraft is competitive with airplanes for certain missions and is expected to obtain part of its market from fixed–wing markets.  Its principal competitors are therefore comparably-sized turbine-powered helicopters, with similar speed, payload and range capabilities, notably those produced by Eurocopter and Bell.  We believe that the much lower maintenance cost, greater daily utilization capability and inherent safety will enable the ArrowHawk or other Hawk 4 derivatives to compete effectively against these aircraft as well as the lower cost, but lower-performing piston-powered Robinson R44 and its emerging turbine-powered R66.

With our exit from the kit-built market, we no longer regard kit manufacturers as competitors.   While two manufacturers of new fully-built gyroplanes, Xenon from France and Sportcopter from Oregon, announced their intention to enter the E-LSA market prior to the end of its approval period, January 31, 2008, neither did so.  Like GBA, Sportcopter and four European manufacturers, but not including Zenon, applied and were denied LSA exemptions for their aircraft.  These manufacturers could be future competition for our SportHawk if it enters the market.

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

Royalty Commitments

Royalty payments of 1% of the gross sales price of gyroplanes are to be paid in total to the Company’s founders, David Groen and the estate of the late Jay Groen.  Through June 30, 2010, royalties payable totaled $16,000 to each of these parties.

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

Research and Development Expenditures

Total research and development expenditures incurred by us for the years ended June 30, 2010 and 2009 were $1,231,000 and $337,000, respectively.

Employees

We currently have 11 full time employees, and utilize part-time employees and outside consultants on an as needed basis.  Our employees are not represented by any labor union, and we believe our relations with our employees are good.

Item 1A.              Risk Factors

Our future operating results are highly uncertain.  Before deciding to invest in Groen Brothers Aviation, Inc. or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this annual report on Form 10-K.  If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed.  In that event, the market price for our common stock could decline and you may lose all or part of your investment.  Although the Company has attempted to list the factors of which it is currently aware that may have an impact on its operations, there may be other factors of which the Company is currently unaware or to which it does not assign sufficient significance, and the following list should not be considered comprehensive.

The Report of Independent Registered Public Accounting Firm on our consolidated financial statements addresses an uncertainty about our ability to continue as a going concern.

The Report of Independent Registered Public Accounting Firm on our audited consolidated financial statements addresses an uncertainty about our ability to continue as a going concern, indicating that our operating losses and lack of working capital raise substantial doubt about our ability to continue as a going concern.  At June 30, 2010, we had total current liabilities of $134,706,000 and current assets of $504,000, resulting in a working capital deficiency of $134,202,000.  At June 30, 2010, we had a total stockholders’ deficit of $142,349,000.  There can be no assurance that management’s efforts to adequately capitalize the Company or attain a successful level of operations and cash flows will be successful.  In light of our current financial position and the uncertainty of raising sufficient capital to achieve our goals, the Company’s viability as a going concern is uncertain.

We have a history of operating losses and there can be no assurance that we will be able to operate at a profit in the future.

We have incurred operating losses from our inception, and had an accumulated deficit of $177,296,000 at June 30, 2010.  We incurred a net loss of $19,421,000 for the year ended June 30, 2010 and a net loss of $16,114,000 for the year ended June 30, 2009.  We have ceased production of the SparrowHawk, and future involvement in the DARPA contract is uncertain.  There can be no assurance that we will be able to operate at a profit in the future.  If we cannot generate sufficient revenues to operate profitably and to meet our debt obligations, we may suspend or cease operations.

We will require additional funds to continue our business plan.

At June 30, 2010, we had a working capital deficiency of $134,202,000 and a stockholders’ deficit of $142,349,000.  We incurred a net loss of $19,421,000 and used net cash of $2,206,000 in our operations during the year ended June 30, 2010.  We do not currently have adequate funds to meet our obligations for the next twelve months and we are dependent on the receipt of additional debt or equity capital to fund our operations until such time as our revenues exceed our expenses and we begin to operate at a profit, if ever.  We currently have an agreement with the Series B Holders pursuant to which they may at their option provide us with monthly funding to meet minimum operating needs through January 9, 2011.  However, we will need additional debt or equity funding to meet our other obligations, many of which are past due.  There can be no assurance that the Series B Holders will continue to provide the funding we require or that they will further extend the funding agreement beyond the current January 9, 2011 due date.  We anticipate that we will have difficulty in obtaining other financing given the current economic climate and, if we are able to obtain equity financing, it will likely result in significant additional dilution to the interests of our current stockholders.

We have a significant amount of debt that is past due.

Current liabilities at June 30, 2010 included $73,626,000 notes payable to related parties, including $2,611,000 that is in default.  In addition, we are delinquent in making payments of accrued interest payable of $1,785,000 on this related party debt at June 30, 2010.  Most of these related party notes payable are held by long-time shareholders and lenders of the Company and are payable on demand or are short-term in nature.  There is no assurance that these related party lenders will not demand payment of this short-term indebtedness in the near future.

Also included in current liabilities at June 30, 2010 are notes payable to unrelated parties of $1,449,000, a significant portion of which is in default.  In addition, we are delinquent in making payments of accrued interest payable of $801,000 on this debt at June 30, 2010.  We continue to make some payments on this indebtedness and continue discussions with many of these vendors and lenders, and have, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.  There is no assurance that these vendors and lenders will continue to forebear from collection or legal action.

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

As a contractor to the U.S. government, we are subject to and must comply with various government regulations that impact our revenue, operating costs, profit margins and the internal organization and operation of our business.  Also, we need special security clearances and regulatory approvals to work on certain projects with the U.S. government.  Classified programs generally will require that we comply with various executive orders, federal laws and regulations and customer security requirements that may include restrictions on how we develop, store, protect and share information, and may require our employees to obtain government security clearances. Our failure to comply with applicable regulations, rules and approvals or misconduct by any of our employees could result in the imposition of fines and penalties, the loss of security clearances, the loss of government contracts or our suspension or debarment from contracting with the U.S. government generally, any of which would harm our business, financial condition and results of operations.

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

David Groen, President and Chief Executive Officer, owns 1,025,000 shares of the Company’s Series A Convertible Preferred Stock, and Robin Wilson, Executive Vice President and Chief Operating Officer, Dennis Gauger, former officer and director, and Margaret Groen, the surviving spouse of the late Jay Groen, each owns 125,000 shares of the Company’s Series A Convertible Preferred Stock, combined representing 100% of the outstanding shares of that series of preferred stock.  Each share of the Series A Convertible Preferred Stock entitles the holder to cast one hundred (100) votes, or a total of 140,000,000 votes on all matters submitted to the stockholders for a vote, voting together with the holders of the common stock of the Company as a single class.  As such, the holders of the Company’s Series A Convertible Preferred Stock currently hold approximately 59% of the Company’s total voting power and are able to control the outcome of any matter submitted to the Company’s stockholders for their consideration.  The voting rights of our Series A Convertible Preferred Stock expire October 8, 2011.

The market price of our common stock is volatile.

The market price of our common stock has fluctuated widely, and in the future may be subject to similar fluctuations in response to ongoing variations in the future prospects of the Company and other events or factors, some of which are beyond our control.

Our common stock historically has been thinly traded.

Our common stock historically has been thinly traded.  Therefore, our shareholders may not be able to sell their shares freely.  The volume of trading in our common stock historically has been low and a limited market presently exists for our common shares.  We cannot be assured that our trading volume will increase, or that our historically light trading volume or any trading volume whatsoever will be sustained in the future.  Therefore, we cannot be assured that our shareholders will be able to sell their shares of our common stock at the time or at the price that they desire, or at all.

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

Options and warrants to purchase 26,184,535 shares of our common stock at exercise prices ranging from $0.08 to $1.10 were outstanding at June 30, 2010.  In addition, certain notes payable, long-term debt and related accrued interest payable were convertible into a total of 77,215,979 shares of our common stock at June 30, 2010, with conversion prices ranging from $0.10 to $1.25.  The exercise of these options and warrants or the conversion of the convertible debt would result in a significant increase in the number of our common shares outstanding, which may adversely affect our stock price and dilute our stockholders’ ownership percentage.

Item 1B.              Unresolved Staff Comments

Not applicable.

Item 2.                 Properties

We lease our development/manufacturing facility located at 2640 W. California Avenue, Salt Lake City, Utah from an unrelated party for approximately $20,800 per month.  This property consists of approximately 25,000 square feet, houses our headquarters and our administrative offices, and within this facility we conduct research and development and government contract activities.  This lease extends through November 2010.  As of the date of the filing of this report, we anticipate that we will continue to lease this facility on a month-to-month basis while discussing a long-term lease arrangement.

We rent on a month-to-month basis a small hangar for storage purposes at Buckeye Airport, Arizona at a monthly rental of approximately $850 per month and we rent on a month-to-month basis a small hangar for our Hawk 4 Gyroplane at the Brigham City, Utah airport at a monthly rental of approximately $250 per month.

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

Item 4.                 (Removed and Reserved)

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information.

Since October 7, 2008, our common stock has been quoted on the National Quotation Bureau’s Pink Sheets under the symbol “GNBA.PK”   As of October 8, 2010, the high bid and low asked quotation for our common stock on the Pink Sheets was $0.015 bid and $0.018 asked, respectively.

The following table sets forth the high and low bid quotations for our common stock for each quarter during the two fiscal years ended June 30, 2010 and 2009.  The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

		Closing Prices

Fiscal Year Ended June 30:		High	Low
2010	First Quarter	$0.04	$0.01
	Second Quarter	$0.02	$0.01
	Third Quarter	$0.02	$0.01
	Fourth Quarter	$0.02	$0.01

2009	First Quarter	$0.05	$0.01
	Second Quarter	$0.02	$0.01
	Third Quarter	$0.02	$0.01
	Fourth Quarter	$0.06	$0.01

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

(b) Number of equity security holders.

The number of record holders of our common stock as of September 30, 2010 was approximately 1,600.  This number counts each broker dealer and clearing corporation who holds shares for its customers as a single holder.

(c) Dividends.

We did not declare or pay any cash dividends on our common stock during the past two fiscal years and we do not intend to declare any dividends in the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans.

The Company’s Amended and Restated 2000 Stock Option Plan (the “Plan”) has been approved by our shareholders.  Under the Plan, a maximum of 60,000,000 common shares are available for granting of options to purchase common stock.  We may issue both non-qualifying stock options and qualifying incentive stock options.  We have also issued stock options and warrants outside the Plan which have been approved by our Board of Directors and which have been issued under no specific plan approved by our shareholders.  The following table presents information concerning outstanding stock options and warrants issued by us as of June 30, 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted-Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plansapproved by security holders	21,644,535	$0.21	38,355,465
Equity compensation plans not approved by security holders	4,540,000	$0.19	n/a

Total	26,184,535		38,355,465

See also the Notes to Consolidated Financial Statements for further information regarding the Plan and stock options and warrants issued by the Company.

(e) Recent sales of unregistered securities.

During the three months ended June 30, 2010, we did not issue any shares of our common stock or options and warrants to purchase shares of our common stock.

(f) Purchases of equity securities by the registrant and affiliated purchasers.

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the last three months of the year ended June 30, 2010.

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

Significant Series B Preferred Stock and Debt Obligations

From 2006 through the present, in addition to other debt, the Company has obtained debt and equity financing from certain lenders who are also stockholders of the Company.  As of June 30, 2010, the Company’s obligations to such lenders included: 36% promissory notes issued during 2006 and 2007 in the aggregate principal amount of $4,400,000 (the “2006/2007 Notes”); a $40,271,000 Series B 15% Cumulative Preferred Stock Obligation; 15% secured promissory notes in the aggregate principal amount of $47,673,000 (including $10,711,000 in interest accrued and added to debt principal through June 30, 2010) that were issued in satisfaction of accrued dividends of $36,962,000 on the Series B Preferred Stock through October 9, 2008 (the “Dividend Notes”); and secured 15% promissory notes in the aggregate principal amount of $8,552,000 issued pursuant to the Note Purchase Agreement dated October 9, 2008 (the “Note Purchase Notes”).  As discussed in more detail below, the redemption date of the Series B Preferred Stock and the maturity dates of the 2006/2007 Notes, the Dividend Notes and the Note Purchase Notes have been extended to January 9, 2011.  The Company currently has no operating revenues to pay the interest accruing on the debt described above and the Company will be unable to repay such debt when it becomes due on January 9, 2011.  Substantially all the Company’s assets have been pledged to secure its debts and if the lenders should fail to further extend the redemption dates and maturity dates for such debts as they have done in the past, such lenders could foreclose on substantially all the assets of the Company and the Company would be forced to discontinue its operations.  No assurances can be given that the lenders will further extend the redemption and maturity dates for such preferred stock and debt obligations or that if extended, the Company will be able to generate revenue or other sources of funds in the significant amount required in order to service and ultimately repay such debt.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Because of the lack of significant operating revenues, recurring operating losses, negative cash flows from operations, the excess of current liabilities over current assets, and the stockholders’ deficit, there is substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2010, the Company had total current liabilities of $134,706,000 and current assets of $504,000, resulting in a working capital deficiency of $134,202,000.  At June 30, 2010, the Company had a total stockholders’ deficit of $142,349,000.

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

The gyroplane technology capabilities of the Company, through the use of advanced software applied to the versatility of composite materials for rotorcraft, have led to the initial design by the Company of a new six passenger seat (plus pilot) aircraft, preliminarily named the Hawk 6, now renamed the ArrowHawk.  The Company believes this gyroplane aircraft extends and enlarges the commercial market potential of the Hawk 4, offering economic and performance advantages over competitive aircraft types for such applications as tour operations and pipe/power line patrol.  As of the date of this Report, the Company is seeking funding to finalize the design and certification of the ArrowHawk for commercial production.  There can be no assurance that the Company will be successful in obtaining the necessary funding for the ArrowHawk program.

The Company’s continuation as a going concern is dependent on attaining profitable operations, obtaining additional outside financing and/or restructuring its debt obligations, including its Series B Preferred Stock.  During the past two fiscal years, the Company has funded losses from operations primarily from the issuance of debt to related parties (current shareholders and lenders of the Company).  Currently, the Company has no significant source of operating revenues, and will require additional outside funding to sustain its future operations.

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

Included in current liabilities and the working capital deficiency at June 30, 2010 is a $40,271,000 Series B Preferred Stock obligation.  The holders of the Series B Preferred Stock (the “Series B Holders”) have agreed to extend the redemption date of the Series B Preferred Stock from time to time and the current redemption date is January 9, 2011, or such later date as agreed to in writing by at least 80% of the Series B Holders.

During 2006 and 2007, the Company obtained debt financing from the Series B Holders in the aggregate principal amount of $4,400,000 (the “2006/2007 Notes”).  The 2006/2007 Notes provide for the payment of simple interest at the rate of 36% per annum.  The maturity date for the 2006/2007 Notes has been extended from time to time and currently is January 9, 2011.

In October 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, the Company issued short-term interest bearing notes in the principal amount of $36,962,000 in satisfaction of the accrued and unpaid dividends on the Series B Preferred Stock through October 9, 2008 (the “Dividend Notes”).  Because the Company had paid such dividends in kind by issuing additional shares of Series B Preferred Stock, the issuance of the Dividend Notes resulted in the redemption of $36,962,000 of Series B Preferred Stock.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and had an outstanding balance of $47,673,000 at June 30, 2010.  The maturity date for the Dividend Notes has been extended from time to time and currently is January 9, 2011.

The Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term promissory notes in the aggregate principal amount of up to $12,750,000 to provide the Company with operating capital, as specified in the draw requests for such notes (the “Note Purchase Notes”).  The draw requests must be approved by the lenders.  Through June 30, 2010, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $8,552,000 and the proceeds had been used by the Company to cover its minimum operating cash needs.  In addition, $3,500,000 of the proceeds was used to partially redeem the Series B Preferred Stock.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date for the Note Purchase Notes has been extended from time to time and currently is January 9, 2011.

Substantially all assets of the Company, including its intellectual property, have been pledged as collateral for the Company’s debt.

There can be no guarantee or assurance that the Company will be successful in its ability to generate income from operations, or to raise capital at favorable rates or at all.  The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Revenues

The Company’s consolidated revenues are comprised of the following:

	Years Ended June 30,
	2010	2009

Government contract (DARPA)	$72,000	$1,058,000
SparrowHawk parts	2,000	24,000
Other operating	1,000	4,000

Total	$75,000	$1,086,000

As discussed above, we have significantly scaled back the level of our operations, including ceasing production of the SparrowHawk, eliminating substantially all flight training and reducing the level of our involvement in the DARPA contract.  We currently have no significant operating revenues.  As a result, total revenues decreased $1,011,000 to $75,000 in the year ended June 30, 2010 compared to $1,086,000 for the year ended June 30, 2009.  The decrease in revenues is attributed to the decrease in all revenue sources.

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

Costs and Expenses

The Company’s consolidated cost of sales is comprised of the following:

	Year Ended June 30,
	2010	2009

Government contract (DARPA)	$274,000	$926,000
SparrowHawk parts	(5,000)	-

Total	$269,000	$926,000

Total cost of sales decreased $657,000 to $269,000 in the year ended June 30, 2010 from $926,000 in the year ended June 30, 2009.  As discussed above, we significantly scaled back the level of our operations during the 2009 fiscal year, including ceasing production of the SparrowHawk, eliminating flight training and reducing the level of our involvement in the DARPA contract.

Research and development expenses for the year ended June 30, 2010 increased to $1,231,000 from $337,000 for the year ended June 30, 2009.  As work on the DARPA contract has decreased, engineering resources have been devoted to research and development projects.  Research and development activities include the development of opportunities for potential joint venture activities, subcontract opportunities with industry partners, variations to the SparrowHawk, fully assembled SparrowHawk gyroplane derivatives, potential applications of our technology to heavy lift vertical take-off military aircraft, runway independent short-haul airliners and other aircraft, including government contract opportunities.

General and administrative expenses for the year ended June 30, 2010 increased to $1,111,000 from $997,000 for the year ended June 30, 2009.  The increase in our general and administrative expenses resulted primarily from increased legal and accounting expenses and less general and administrative resources devoted to work on the DARPA project and allocated to cost of sales.

We incurred an impairment loss of $24,000 in the year ended June 30, 2009.

Other Income and Expenses

As a result of the reduction in our related party notes receivable, related party interest income is currently insignificant to our consolidated financial statements.  Related party interest income was $2,000 and $3,000 for the years ended June 30, 2010 and 2009, respectively.

Interest and other income decreased to $0 in the year ended June 30, 2010 from $1,000 in the year ended June 30, 2009.  Interest and other income is also currently insignificant to our consolidated financial statements, with the decrease in reported amounts resulting from the reduction in our level of operations and continued low levels of interest bearing cash.

We realized a gain on the sale of property and equipment of $45,000 for the year ended June 30, 2009.  We did not have any sales of property and equipment in the year ended June 30, 2010.

We realized a gain on extinguishment of debt of $76,000 in the year ended June 30, 2010 and $8,000 in the year ended June 30, 2009.

Interest expense for the year ended June 30, 2010 increased to $10,968,000 from $8,330,000 for the year ended June 30, 2009.  We continue to fund our operations with an increase in related party debt.  In addition, in October 2008, we increased our interest-bearing debt by $36,962,000 through a partial redemption of our Series B Preferred Stock.

Series B Preferred Stock interest expense for the year ended June 30, 2010 decreased to $5,995,000 from $6,643,000 for the year ended June 30, 2009.  This decrease is attributed to the $36,962,000 redemption of Series B Preferred Stock for the Dividend Notes in October 2008.  Dividends on the Series B Preferred Stock, which are recorded as interest expense, have been “paid in kind” with additional shares of Series B Preferred Stock.

Net Loss

The net loss for the year ended June 30, 2010 was $19,421,000 compared to $16,114,000 for the year ended June 30, 2009.  The increase in the net loss resulted primarily from the decrease in revenues, the increase in research and development expenses and general and administrative expenses, and the increase in interest expense as further discussed above.

Liquidity and Capital Resources

Series B Preferred Stock Obligation

At June 30, 2010, we had total current liabilities of $134,706,000 and current assets of $504,000, resulting in a working capital deficiency of $134,202,000.  Included in current liabilities and the working capital deficiency at June 30, 2010 is a $40,271,000 Series B Preferred Stock obligation.  With the approval of the Series B Holders, the maturity date of the Series B Preferred Stock has been extended from time to time and currently is January 9, 2011, or such later date as agreed to in writing by at least 80% of the Series B Holders.

During 2006 and 2007, we obtained debt financing from the Series B Holders in exchange for 2006/2007 Notes in the aggregate principal amount of $4,400,000.  The 2006/2007 Notes provide for the payment of simple interest at the rate of 36% per annum.  The maturity date of the 2006/2007 Notes has been extended from time to time and currently is January 9, 2011.

In October 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, we redeemed $36,962,000 of the outstanding Series B Stock in exchange for short-term interest bearing Dividend Notes.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and had a balance of $47,673,000 at June 30, 2010.  The maturity date of the Dividend Notes has also been extended from time to time and currently is January 9, 2011.

In addition, the Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term Note Purchase Notes to provide us with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through June 30, 2010, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $8,552,000 and the proceeds had been used by us to cover our minimum operating cash needs.  In addition, on June 28, 2010, $3,500,000 of the proceeds was used to redeem 3,500 shares of the Series B Preferred Stock with a book value of $3,500,000.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date of the Note Purchase Notes has been extended from time to time and currently is January 11, 2011.

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

Subsequent to June 30, 2010 through October 13, 2010, the Company has received net proceeds from debt financing pursuant to the Note Purchase Agreement of $770,000.

 In connection with the execution of the Note Purchase Agreement and the issuance of the Series B Preferred Stock, substantially all our assets, including our intellectual property, have been pledged as collateral for our debt.

In order to repay these obligations in full or in part when due, we will be required to raise significant capital from other sources and to meet certain capital requirements under Utah State law.  Alternatively, we will be required to negotiate another extension of the Series B Preferred Stock redemption date and the maturity dates of the 2006/2007 Notes, the Dividend Notes and the Stock Purchase Notes, as we have accomplished in the past.  There is no assurance, however, that we will be successful in raising the capital required to repay the Series B Preferred Stock and related notes payable obligations or in obtaining a further extension of the Series B Preferred Stock redemption date and the related notes payable maturity dates beyond January 9, 2011.

Other Debt Obligations

Current liabilities at June 30, 2010 included $73,626,000 notes payable to related parties, comprised of the following:

Series B Holders:
Dividend Notes	$47,673,000
Note Purchase Notes	8,552,000
2006/2007 Notes	4,400,000
60,625,000
Other Related Parties	13,001,000

Total Related Party Notes Payable	$73,626,000

Of the other related parties notes, $2,611,000 is in default.  In addition, we are delinquent in making payments of accrued interest payable of $1,785,000 on this related party debt at June 30, 2010.  Most of these related party notes payable are held by long-time shareholders and lenders of the Company and are payable on demand or are short-term in nature.  There is no assurance that these related party lenders will not demand payment of this short-term indebtedness in the near future.

Also included in current liabilities at June 30, 2010 are notes payable and capital lease obligations to unrelated parties of $1,449,000, a significant portion of which is in default.  In addition, we are delinquent in making payments of accrued interest payable of $801,000 on this debt at June 30, 2010.  We continue to make some payments on this indebtedness and continue discussions with many of these vendors and lenders, and have, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.  There is no assurance that these vendors and lenders will continue to forebear from collection or legal action.

Operating, Investing and Financing Activities

Net cash used in operating activities was $2,206,000 for the year ended June 30, 2010, a level comparable to $2,155,000 for the year ended June 30, 2009.

Net cash provided by investing activities for the year ended June 30, 2010 was $1,000, consisting of payments of related party notes receivable.  Net cash provided by investing activities for the year ended June 30, 2009 was $29,000 consisting of proceeds from the sale of property and equipment of $27,000 and payments of related party notes receivable of $2,000.

We have recently funded losses from operations and net cash used in investing activities primarily from the issuance of debt to related parties (current shareholders and lenders of the Company) and the increase in accrued expenses, and will require additional funding from these sources to sustain our future operations.

Net cash provided by financing activities was $2,518,000 for the year ended June 30, 2010, comprised of proceeds from the issuance of debt of $6,185,000, partially offset by repayment of debt and capital lease obligations of $167,000 and the partial redemption of Series B Preferred Stock of $3,500,000.  Net cash provided by financing activities for the year ended June 30, 2009 was $2,238,000, comprised of proceeds from the issuance of debt of $2,473,000, partially offset by repayment of debt and capital lease obligations of $166,000 and repayment of bank overdraft and bank overdraft line of credit of $69,000.

We currently do not have sufficient cash to sustain our operations for the next twelve months.  We are dependent on the lenders under the Note Purchase Agreement to continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.  As discussed above, the Note Purchase Agreement provides for the periodic sale by the Company to the lenders of short-term promissory notes to provide us with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through October 13, 2010, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $9,322,000 and the proceeds had been used by us to cover our minimum operating cash needs.  In addition, $3,500,000 of the proceeds was used to partially redeem our Series B Preferred Stock.  There is no assurance that this funding under the Note Purchase Agreement will continue beyond the current short-term agreement, and there is no assurance that we will be successful in either raising sufficient capital from other sources or improving operations.

Management does not anticipate that revenues or expenses will be materially affected by inflation during the next twelve months of operations.

Our operations are not subject to material seasonal fluctuations.

Off Balance Sheet Commitments

We currently have no material non-cancelable operating lease commitments in excess of one year:

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued during the year ended June 30, 2010 and through the date of this filing that the Company believes are applicable or would have a material impact on the consolidated financial statements of the Company.

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

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010.  Based on that evaluation, and as further discussed below, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2010.

As a result of our decision to cease production of the SparrowHawk, our reduced involvement in the DARPA contract, and the resulting substantial decrease in our operations, we eliminated substantially all full time accounting and finance personnel.  We have not, therefore, timely prepared our consolidated financial statements and filed our periodic reports with the SEC.  We currently utilize primarily former employees, working either as part time employees or outside consultants, to maintain the financial records of the Company and to prepare the consolidated financial statements and footnote disclosures of the Company.  This has resulted in less segregation of accounting duties and less compliance with financial close procedures than had previously been implemented when a fully staffed accounting and finance department was in place.  This lack of internal oversight and review resulted in adjusting journal entries in previous years not detected by us that were material to our consolidated financial statements.

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

Change in Internal Control Over Financial Reporting

Other than those matters discussed above, there was no change in our internal control over financial reporting during the fourth fiscal quarter of 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.              Other Information

Our Fifth Amended and Restated Articles of Incorporation have been amended from time to time to extend the mandatory redemption date of the Series B Preferred Stock.  Most recently, the Eighth Amendment was filed October 4, 2010, which extended the mandatory redemption date of the Series B Preferred Stock to January 9, 2011, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.

On September 24, 2010, we amended the Dividend Notes, the Note Purchase Notes and the 2006/2007 Notes to extend their respective maturity dates to January 9, 2011.

The foregoing descriptions of the Eighth Amendment to our Fifth Amended and Restated Articles of Incorporation and the amendments to the Dividend Notes, the Note Purchase Notes and the 2006/2007 Notes are qualified in their entirety by reference to the amendments themselves, copies of which are being filed as exhibits to this report.

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

These years of commercial flying, added to his tenure serving in management positions within the rotor-wing industry, gave Mr. Groen a wealth of management and leadership experience in a variety of related fields, which we believe qualify him to serve as a director of the Company.  David Groen is co-author, along with his brother Jay, of a bestselling novel entitled Huey.

Robert (Robin) H.H. Wilson has had a long and prominent career in aviation.  A U.S. citizen, he is a native of Ireland, but began his career with Rolls-Royce Aero-Engines in England, where he worked for eight years, obtaining his Engineering degree from Cambridge University.  During this period he was a section leader on the development of the Tyne engine intended among other applications as the powerplant for the Fairey Rotodyne, a large commercial gyrodyne.

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

Mr. Wilson returned to aviation as President of Western Airlines, where he participated in the buildup of its Salt Lake City hub as part of the team that managed the major turnaround of that carrier and merger with Delta.  Later, he was appointed President of Burlington Air Express, before returning to Ireland, as Chief Technical Officer of Guinness Peat Aviation, then the world’s largest aircraft leasing company.

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

In August 2001 he joined Groen Brothers Aviation as Chief Financial Officer and Head of Business Development.  Late in 2003, he took on added responsibility for GBA and AAI Marketing and Sales, while relinquishing his CFO role.  Subsequently, he was appointed Executive Vice President and Chief Operating Officer and joined the Board following the death of Jay Groen.  We believe Mr. Wilson’s extensive management experience and experience in the aviation industry qualify him to serve as a director of the Company.

Communications between Shareholders and the Board of Directors

Our Board of Directors has not adopted a formal procedure that shareholders must follow to send communications directly to it.  The Board of Directors does receive communication from shareholders, from time to time, and addresses those communications as appropriate.  Shareholders can send communication to the Board of Directors in one of the following ways:

•	In writing, to Groen Brothers Aviation, Inc., 2640 West California Avenue, Salt Lake City, Utah 84104, Attention of Board of Directors

•	By Email, at directors@groenbros.com.

We did not hold an annual meeting of shareholders during the fiscal year ended June 30, 2010.

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

Based solely on the review of the copies of such forms received by us or written representations from certain reporting persons, that no other reports were required, management of the Company believes that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with during the year ended June 30, 2010.

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

After review and discussions, the Audit Committee approved the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2009.  The Audit Committee also selected HJ & Associates, LLC as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2010.

Compensation Committee

The Compensation Committee of the Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for our officers, administers our stock option plans and other benefit plans, and considers other matters as required.  The Company’s President and Chief Executive Officer and its Chief Operating Officer are the only members of the Compensation Committee and such persons participate in determining the amount and form of executive and director compensation.  To date, the Company has not engaged independent compensation consultants to determine or recommend the amount or form of executive or director compensation.

The Board of Directors held one formal meeting during the 2010 fiscal year.  All of the directors attended the meetings.  In addition, the directors met on numerous occasions during fiscal 2010 for informal discussions and took action by unanimous written consents in lieu of meetings.

Code of Ethics

We have adopted Standards of Conduct and a Statement of Corporate Values that are applicable to all employees including our principal executive and financial officers and persons performing similar functions.  Our Standards of Conduct and Statement of Corporate Values are being filed as an exhibit to this report and are also available on our web site.

Item 11.               Executive Compensation

The following table summarizes all compensation earned by or paid to our President, Chief Executive Officer and Chief Financial Officer and our Executive Vice President and Chief Operating Officer (the “Named Executive Officers”) for services rendered in all capacities for the years ended June 30, 2010 and 2009.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings (2)	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

David Groen	2010	$150,000	$-	$-	$ 29,711	$-	$ 160,000	$-	$ 339,711
President, Chief	2009	$150,000	$-	$-	$ 112,614	$-	$ 160,000	$-	$ 422,614
Executive Officer and Chief Financial Officer

Robin Wilson	2010	$140,000	$-	$-	$ 10,320	$-	$ 145,000	$-	$ 295,320
Executive Vice	2009	$140,000	$-	$-	$ 41,025	$-	$ 145,000	$-	$ 326,025
President and Chief Operating Officer
____________

(1)
The amounts in column (f) reflect the dollar amount of stock-based compensation expense recognized for financial statement reporting purposes for the years ended June 30, 2010 and 2009 in accordance with FASB Accounting Standards Codification Topic 718.

(2)
The amounts in column (h) reflect the additions to deferred compensation payable during the years ended June 30, 2010 and 2009.  The deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors and when not precluded by the Company’s financing agreements.

Employment Arrangements

Effective August 12, 2007 annual salaries for David Groen and Robin Wilson were established at $150,000 and $140,000, respectively, with no additional compensation for service on the Company’s Board of Directors.  We do not have written employment agreements with our executive officers.

At June 30, 2010, we owed unpaid salaries totaling $324,179 to David Groen for all or portions of fiscal years 2003 through 2010.  At June 30, 2010, we owed unpaid salaries to Robin Wilson totaling $150,269 for portions of fiscal years 2003 through 2009.

Deferred Compensation

In addition to cash compensation, we have a deferred compensation arrangement for executive officers and certain of our senior management that accrues additional salary, with amounts originating from fiscal year 1998 through the 2010 fiscal year.  The terms of our Series B Preferred Stock preclude us from making any deferred compensation payments until all outstanding amounts due relating to the Series B Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors.  Through June 30, 2010, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under our outstanding financing agreements and would be prudent in light of our financial condition and availability of cash.  Deferred compensation totaling $5,473,000, related accrued payroll taxes of $184,000 and related accrued interest payable of $299,000 are classified as long-term liabilities at June 30, 2010.    In fiscal year 2001, we began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.  At June 30, 2009, deferred compensation and related interest accrued to the Named Executive Officers were as follows:

	Deferred Compensation	Accrued Interest	Total
David Groen	$2,039,354	$179,711	$2,219,065
Robin Wilson	$1,227,139	$41,158	$1,268,297

The increase in the deferred compensation payable to David Groen was $160,000 for each of the years ended June 30, 2010 and 2009.  The increase in the deferred compensation payable to Robin Wilson was $145,000 for each of the years ended June 30, 2010 and 2009.

Stock Option Plan

The following table summarizes the outstanding stock options held by the Named Executive Officers at June 30, 2010.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
David Groen	50,000	-	-	0.25	12/30/2010
David Groen	750,000	-	-	0.25	6/20/2011
David Groen	2,275,000	-	-	0.25	8/13/2011
David Groen	185,000	-	-	0.15	10/31/2011
David Groen	1,500,000	-	-	0.18	11/16/2011
David Groen (1)	20,000	30,000	-	0.17	9/16/2012
David Groen (2)	375,000	250,000	-	0.08	3/5/2015
Robin Wilson	50,000	-	-	0.25	12/30/2010
Robin Wilson	750,000	-	-	0.25	6/20/2011
Robin Wilson	1,000,000	-	-	0.25	8/13/2011
Robin Wilson	110,000	-	-	0.15	10/31/2011
Robin Wilson (1)	20,000	30,000	-	0.17	9/16/2012
Robin Wilson (3)	350,000	233,333	-	0.08	3/5/2015

(1)	The options vest 10,000 shares on September 16, 2010, 2011 and 2012.
(2)	The options vest 125,000 shares on March 5, 2011 and March 5, 2012.
(3)	The options vest 116,666 on March 5, 2011 and 116,667 on March 5, 2012

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

No stock options were granted during the year ended June 30, 2010.

Compensation of Directors

We paid no cash fees, equity awards or other consideration to our directors for service as directors during the fiscal year ended June 30, 2010. We have made no agreements regarding future compensation of directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as members of the Board of Directors.  All compensation paid to our directors in their capacities as officers and employees of the Company is included in the Summary Compensation Table in Item 11.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tabulation shows, as of September 30, 2010, the number of shares of common stock, no par value, and the number of shares of Series A preferred stock owned beneficially by: (a) all persons known to be the holders of more than five percent (5%) of voting securities, (b) Directors, (c) the Named Executive Officers and (d) all other Senior Officers and Directors as a group:

	Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Common Shares			Series A Preferred Shares		Total Voting Shares (6)
	Shares		%	Shares	%	Shares	%
Principal Stockholders
Dennis Gauger 2640 W. California Ave. Salt Lake City, Utah 84104	1,485,000	(4)	0.9	125,000	8.9	13,985,000	4.5

Margaret Groen 2640 W. California Ave Salt Lake City, Utah 84104	5,555,100	(5)	3.2	125,000	8.9	18,055,100	5.8

Officers and Directors
David Groen 2640 W. California Ave. Salt Lake City, Utah 84104	18,438,607	(2)	10.8	1,025,000	73.2	120,938,607	38.8

Robin Wilson 2640 W. California Ave. Salt Lake City, Utah 84104	2,690,000	(3)	1.6	125,000	8.9	15,190,000	4.9

All officers and directors as a group (2 persons)	21,128,607		12.4	1,150,000	82.1	136,128,607	43.7

(1)
Unless otherwise indicated, each person identified in the table has sole voting and investment power with respect to the common stock beneficially owned by such person.  The total number of outstanding shares included in the computation of percentages is 171,416,289.

(2)
Includes 10,820,607 shares owned by David Groen, 2,453,000 shares beneficially owned held by family trusts and 5,165,000 options exercisable by David Groen at September 30, 2010 or within 60 days of September 30, 2010.

(3)
Includes 300,000 shares owned by Robin Wilson, 100,000 shares beneficially owned held by family trusts and 2,290,000 options exercisable by Robin Wilson at September 30, 2010 or within 60 days of September 30, 2010.

(4)	Includes 110,000 shares owned by Dennis Gauger and 1,375,000 options exercisable by Dennis Gauger at September 30, 2010 or within 60 days of September 30, 2010.
(5)
Includes 4,055,100 shares beneficially owned by Margaret Groen held by a trust and by the estate of Jay Groen and 1,500,000 options exercisable by Margaret Groen at September 30, 2010 or within 60 days of September 30, 2010.

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

Item 13.               Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

At June 30, 2010, we had a note payable to David Groen of $6,000, plus accrued interest totaling $75,000.  The note bears interest at 18% and is due on demand.  During the year ended June 30, 2010, we paid Mr. Groen principal payments totaling $155,769.

At June 30, 2010, we had notes payable to Robin Wilson totaling $290,000, plus accrued interest totaling $134,000.  The notes bear interest at rates of 8% to 18% and are due on demand.

At June 30, 2010, our current liabilities included short-term notes payable to related parties (including the notes payable to executive officers discussed in the two preceding paragraphs), primarily stockholders of the Company, totaling $73,626,000, with accrued interest payable of $15,269,000.  Of these notes payable to related parties, notes with an aggregate principal balance of $60,625,000 are payable to the holders of the Company’s Series B Preferred Stock.  These notes are secured by substantially all of the assets of the Company, bear interest rates from 15% to 36% and are payable on January 9, 2011.  Other notes payable to related parties with an aggregate principal balance of $13,001,000 are generally unsecured, due on demand, and bear interest at annual rates ranging from 5% to 50%.  Included in these notes payable at June 30, 2010 are notes payable totaling $2,611,000 that are in default.  In addition, we are delinquent in making payments of accrued interest payable of $1,785,000 on this related party debt at June 30, 2010.

Royalty payments of 1% of the gross sales price of gyroplanes are to be paid to our founders, David Groen and the estate of the late Jay Groen.  Through June 30, 2010, royalties payable totaled $16,000 to each of these parties, which amounts are included in cost of sales in the accompanying consolidated statement of operations.

Included in long-term accrued expenses in the consolidated balance sheet at June 30, 2010 is deferred compensation payable to twelve management employees or former employees, including officers and directors of the Company, with amounts originating from fiscal year 1998 through fiscal year 2010.  In addition to cash compensation, we have a deferred compensation arrangement for executive officers and certain of our senior management that accrues additional salary.  The terms of our Series B Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of our Board of Directors.  Deferred compensation totaling $5,473,000, related accrued payroll taxes of $184,000 and related accrued interest payable of $299,000 are classified as long-term liabilities at June 30, 2010.  Through June 30, 2010, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under our outstanding financing agreements and would be prudent in light of our financial condition and availability of cash.  In fiscal year 2001, we began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.

Director Independence

We currently do not have any directors considered to be independent pursuant to Rule 4200 of the National Association of Securities Dealers' listing standards.

Item 14.               Principal Accounting Fees and Services

The following schedule presents the professional fees incurred to HJ & Associates, LLC, our independent registered accountants, for the fiscal years ended June 30, 2010 and 2009.

	2010	2009

Audit fees	$48,000	$63,000
Audit related fees	-	-
Tax fees	2,000	-
Other fees	-	-

Total	$50,000	$63,000

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

PART IV

Item 15.                       Exhibits, Financial Statement Schedules

Exhibit No.	Description of Exhibit

3.1	Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed November 24, 2008 (2)
3.2	First Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed March 17, 2009 (2)
3.3	Second Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed July 1, 2009 (2)
3.4	Third Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed October 5, 2009 (2)
3.6	Fifth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed March 3, 2010 (2)
3.7	Sixth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed June 17, 2010 (6)
3.8	Seventh Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed July 13, 2010 (6)
3.9	Eighth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed October 4, 2010*
3.10	By-laws(3)
4.1	Amended and Restated 2000 Option Plan(4)
10.1	Note Purchase Agreement dated as of October 9, 2008 by and among Groen Brothers Aviation, Inc. and Lenders named therein (2)
10.2	Form of Promissory Notes Issued under the Note Purchase Agreement dated as of October 9, 2008 and the schedule of Notes issued to date*
10.3	Amended and Restated Security Agreement dated as of January 20, 2009 among the Company and the Lenders under the Note Purchase Agreement (2)
10.4	Amended and Restated IP Security Agreement dated as of October 9, 2008 among the Company and the Lenders under the Note Purchase Agreement (2)
10.5	Form of Promissory Notes Issued under the Note Purchase Agreement dated as of October 9, 2008 in payment of Series B Preferred Stock dividends and the schedule of Notes issued to date (2)
10.6	First Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and the lender named therein dated as of October 9, 2008 with regard to the 2006/2007 Notes (2)
10.7	First Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and the lender named therein dated as of October 9, 2008 with regard to 2007 Notes (2)
10.8	Second Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and the lender named therein dated as of March 2, 2009 with regard to the 2006/2007 Notes(1)

Exhibit No.	Description of Exhibit

10.9	Second Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and the lender named therein dated as of March 2, 2009 with regard to 2007 Notes(1)
10.10	First Amendment to Note Purchase Agreement dated as of March 2, 2009 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and the lenders named therein(1)
10.11	Second Amendment to Note Purchase Agreement dated as of May 29, 2009 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and the lenders named therein (6)
10.12	Third Amendment to Note Purchase Agreement dated as of August 7, 2009 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and the lenders named therein (6)
10.13	Third Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and Lender E named therein dated as of August 7, 2009 (6)
10.14	Third Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and Lender B named therein dated as of August 7, 2009 (6)
10.15	Fourth Amendment to Note Purchase Agreement dated as of December 3, 2009 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lender A named therein (6)
10.16	Fourth Amendment to Note Purchase Agreement dated as of December 3, 2009 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lender B named therein (6)
10.17	Fourth Amendment to Note Purchase Agreement dated as of December 3, 2009 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lender C named therein (6)
10.18	Fourth Amendment to Note Purchase Agreement dated as of December 3, 2009 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lender D named therein (6)
10.19	Fourth Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and Lender E named therein dated as of December 3, 2009 (6)
10.20	Fourth Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and Lender B named therein dated as of December 3, 2009 (6)
10.21	Third Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and Lender D named therein dated as of March 2, 2010 (6)
10.22	Third Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and Lender D named therein dated as of March 2, 2010 (6)
10.23	Third Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and Lender C named therein dated as of March 2, 2010 (6)
10.24	Third Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and Lender C named therein dated as of March 2, 2010 (6)

Exhibit No.	Description of Exhibit

10.25	Fifth Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and Lender E named therein dated as of March 2, 2010 (6)
10.26	Fifth Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and Lender A named therein dated as of March 2, 2010 (6)
10.27	Sixth Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and Lender E named therein dated as of March 2, 2010 (6)
10.28	Sixth Amendment to Promissory Notes between Groen Brothers Aviation, Inc. and Lender B named therein dated as of March 2, 2010 (6)
10.29	Seventh Amendment to Note Purchase Agreement dated as of June 25, 2010 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lender B named therein (6)
10.30	Seventh Amendment to Note Purchase Agreement dated as of June 25, 2010 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lender C named therein (6)
10.31	Seventh Amendment to Note Purchase Agreement dated as of June 25, 2010 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lender D named therein (6)
10.32	Seventh Amendment to Note Purchase Agreement dated as of June 25, 2010 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lender A named therein (6)
10.33	Omnibus Joinder and Amendment Agreement dated as of June 25, 2010 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lenders B and F named therein (6)
10.34	Omnibus Joinder and Amendment Agreement dated as of June 25, 2010 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lenders C and F named therein (6)
10.35	Omnibus Joinder and Amendment Agreement dated as of June 25, 2010 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lenders D and F named therein (6)
10.36	Omnibus Joinder and Amendment Agreement dated as of June 25, 2010 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lenders A and F named therein (6)
10.37	Omnibus Joinder and Amendment Agreement dated as of June 25, 2010 among Groen Brothers Aviation, Inc., Groen Brothers Aviation USA, Inc. and Lenders F and G named therein (6)
10.38	Fifth Amendment to Promissory Notes dated as of June 25, 2010 among Groen Brothers Aviation, Inc. and Lender C named therein (6)
10.39	Fifth Amendment to Promissory Notes dated as of June 25, 2010 among Groen Brothers Aviation, Inc. and Lender D named therein (6)
10.40	Fifth Amendment to Promissory Notes dated as of June 25, 2010 among Groen Brothers Aviation, Inc. and Lender C named therein (6)
10.41	Fifth Amendment to Promissory Notes dated as of June 25, 2010 among Groen Brothers Aviation, Inc. and Lender D named therein (6)

Exhibit No.	Description of Exhibit

10.42	Seventh Amendment to Promissory Notes dated as of June 25, 2010 among Groen Brothers Aviation, Inc. and Lender B named therein (6)
10.43	Seventh Amendment to Promissory Notes dated as of June 25, 2010 among Groen Brothers Aviation, Inc. and Lender A named therein (6)
10.44	Seventh Amendment to Promissory Notes dated as of June 25, 2010 among Groen Brothers Aviation, Inc. and Lender G named therein (6)
10.45	Eighth Amendment to Promissory Notes dated as of June 25, 2010 among Groen Brothers Aviation, Inc. and Lender B named therein (6)
10.46	Eighth Amendment to Promissory Notes dated as of June 25, 2010 among Groen Brothers Aviation, Inc. and Lender G named therein (6)
10.47	Secured Promissory Note dated June 28, 2010 from Groen Brothers Aviation, Inc. to the lender named therein (6)
10.48	Escrow Agreement dated as of June 28, 2010 among the lender named therein, Groen Brothers Aviation, Inc. and the servicing company named therein (6)
10.49	First Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender F named therein*
10.50	Sixth Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender C named therein*
10.51	Sixth Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender D named therein*
10.52	Sixth Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender C named therein*
10.53	Sixth Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender D named therein*
10.54	Eighth Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender B named therein*
10.55	Eighth Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender A named therein*
10.56	Eighth Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender H named therein*
10.57	Ninth Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender B named therein*
10.58	Ninth Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender H named therein*
11	Statement regarding computation of per share earnings -- included in the Notes to the Consolidated Financial Statements filed with this report
14.1	Groen Brothers Aviation Corporate Values(5)
14.2	Standards of Conduct(5)

Exhibit No.	Description of Exhibit

21	Subsidiaries of the registrant*
23.1	Consent of Independent Registered Accounting Firm*
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

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
(6) Exhibits filed with the Company’s report on Form 10-K for the year ended June 30, 2009 and incorporated herein by reference.

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

Date: October 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David Groen	Director	October 13, 2010
David Groen

/s/ Robert Wilson	Director	October 13, 2010
Robert Wilson

GROEN BROTHERS AVIATION, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Groen Brothers Aviation, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Groen Brothers Aviation, Inc. and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Groen Brothers Aviation, Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
October 13, 2010

GROEN BROTHERS AVIATION, INC.
Consolidated Balance Sheets

Assets	June 30,
	2010	2009
Current assets:
Cash	$428,000	$115,000
Accounts receivable, net of allowance of $7,000	-	124,000
Related party accounts and notes receivable	1,000	2,000
Prepaid expenses	75,000	12,000
Total current assets	504,000	253,000

Property and equipment, net	35,000	59,000

Total assets	$539,000	$312,000

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$2,340,000	$2,526,000
Accrued expenses	17,020,000	12,705,000
Notes payable and current portion of capital lease obligations	1,449,000	1,405,000
Related party notes payable	73,626,000	61,161,000
Series B 15% cumulative redeemable non-voting preferred stock, no par value, 50,000,000 shares authorized, 40,271 and 37,776 shares issued and outstanding, respectively	40,271,000	37,776,000
Total current liabilities	134,706,000	115,573,000

Long-term liabilities:
Accrued expenses	5,956,000	5,574,000
Deferred revenue	25,000	25,000
Long-term debt and capital lease obligations	2,000	95,000
Related party long-term debt	94,000	-
Dealer deposits	2,105,000	2,105,000
Total liabilities	142,888,000	123,372,000

Stockholders’ deficit:
Series A convertible preferred stock, no par value, 50,000,000 shares authorized, 1,400,000 shares issued and outstanding	70,000	70,000
Common stock, no par value, 500,000,000 shares authorized, 171,416,289 shares issued and outstanding	34,877,000	34,745,000
Accumulated deficit	(177,296,000)	(157,875,000)
Total stockholders’ deficit	(142,349,000)	(123,060,000)

Total liabilities and stockholders’ deficit	$539,000	$312,000

See accompanying notes to consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Consolidated Statements of Operations

	Years Ended June 30,
	2010	2009

Revenues	$75,000	$1,086,000

Costs and expenses:
Cost of sales	269,000	926,000
Research and development	1,231,000	337,000
General and administrative expenses	1,111,000	997,000
Impairment loss	-	24,000

Total costs and expenses	2,611,000	2,284,000

Loss from operations	(2,536,000)	(1,198,000)

Other income (expense):
Related party interest income	2,000	3,000
Interest and other income	-	1,000
Gain on sale of property and equipment	-	45,000
Gain on extinguishment of debt	76,000	8,000
Interest expense	(10,968,000)	(8,330,000)
Series B preferred stock interest expense	(5,995,000)	(6,643,000)

Total other income (expense)	(16,885,000)	(14,916,000)

Loss before income taxes	(19,421,000)	(16,114,000)

Income tax benefit	-	-

Net loss	$(19,421,000)	$(16,114,000)

Net loss per share – basic and diluted	$(0.12)	$(0.10)

Weighted average number of common shares outstanding – basic and diluted	166,066,000	166,066,000

See accompanying notes to consolidated financial statements

GROEN BROTHERS AVIATION, INC. Consolidated Statements of Stockholders' Deficit Years Ended June 30, 2010 and 2009
	Series A Convertible
	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance forward, June 30, 2008	1,400,000	$70,000	171,416,289	$4,390,000	$(141,761,000)	$(107,301,000)
Issuance of stock options for:
Interest expense	-	-	-	32,000	-	32,000
Services	-	-	-	7,000	-	7,000
Stock-based compensation	-	-	-	311,000	-	311,000
Adjustment to finders’ compensation	-	-	-	5,000	-	5,000
Net loss	-	-	-	-	(16,114,000)	(16,114,000)

Balance, June 30, 2009	1,400,000	70,000	171,416,289	34,745,000	(157,875,000)	(123,060,000)

Issuance of stock options for:
Interest expense	-	-	-	(42,000)	-	(42,000)
Services	-	-	-	8,000	-	8,000
Stock-based compensation	-	-	-	166,000	-	166,000
Net loss	-	-	-	-	(19,421,000)	(19,421,000)

Balance, June 30, 2010	1,400,000	$70,000	171,416,289	$34,877,000	$(177,296,000)	$(142,349,000)

See accompanying notes to consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Consolidated Statements of Cash Flows
	Years Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(19,421,000)	$(16,114,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	24,000	53,000
Stock-based compensation	166,000	311,000
Stock options and warrants issued for interest expense	(42,000)	32,000
Stock options and warrants issued for services	8,000	7,000
Interest expense accrued on Series B Preferred Stock	5,995,000	6,643,000
Interest expense added to debt principal	6,533,000	4,214,000
Gain on extinguishment of debt	(76,000)	(8,000)
Impairment loss	-	24,000
(Gain) loss on disposal of property and equipment	-	(45,000)
(Increase) decrease in:
Accounts and notes receivable	124,000	(110,000)
Prepaid expenses	(63,000)	(6,000)
Increase (decrease) in:
Accounts payable	(186,000)	(824,000)
Accrued expenses	4,732,000	3,668,000

Net cash used in operating activities	(2,206,000)	(2,155,000)

Cash flows from investing activities:
Payments of related party notes receivable	1,000	2,000
Proceeds from the sale of property and equipment	-	27,000

Net cash provided by investing activities	1,000	29,000

Cash flows from financing activities:
Proceeds from the issuance of debt	6,185,000	2,473,000
Repayment of debt and capital lease obligations	(167,000)	(166,000)
Partial redemption of Series B Preferred Stock	(3,500,000)	-
Decrease in bank overdraft and bank overdraft line of credit	-	(69,000)

Net cash provided by financing activities	2,518,000	2,238,000

Net increase in cash	313,000	112,000
Cash, beginning of year	115,000	3,000

Cash, end of year	$428,000	$115,000

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

Cash and Cash Equivalents – For purposes of the consolidated statements of cash flows, the Company considers all cash and investments with original maturities to the Company of three months or less to be cash equivalents.  The Company had no cash equivalents at June 30, 2010 and 2009.

Accounts Receivable – Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  Management of the Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts.  Trade accounts receivable are written off when deemed uncollectible.  Recoveries of trade accounts receivable previously written off are recorded as income when received.  Management determined that an allowance for doubtful accounts of $7,000 was required at June 30, 2010 and 2009.

Inventories – Raw materials and parts inventories are stated at the lower of cost or market, with cost determined using primarily the first-in-first-out (FIFO) method.  Work-in-process inventories are stated at the lower of cost or market, with cost determined on estimated average unit costs.  The cost of parts inventories manufactured by the Company and work-in-process inventories include an allocation of overhead costs comprised of labor, operating supplies, utilities, depreciation, rent and other facility costs.  The Company had no raw material and parts inventories and no work-in-process inventories at June 30, 2010 and 2009.

Contract-related expenses incurred on by the Company on its long-term government and commercial contracts and subcontracts, including its own labor, travel, supplies and other costs, and the costs of subcontractors and consultants, are generally deferred as work-in-process inventories and expensed to cost of sales as the contract revenue for each milestone of a particular contract is recognized.  When a loss on a contract is projected, however, all contract-related costs and expenses are expensed as incurred.  At June 30, 2010 and 2009, the Company had no work-in-process inventories related to long-term contracts or subcontracts.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Property and Equipment – Property and equipment are carried at cost, less accumulated depreciation and amortization.  Depreciation and amortization are computed using accelerated and straight-line methods based on the estimated useful lives of the assets or term of the lease.  Depreciation and amortization expense was $24,000 and $53,000 for the years ended June 30, 2010 and 2009, respectively.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized in operations for the period.  The cost of maintenance and repairs is charged to operations as incurred.  Significant renewals and betterments are capitalized.

Impairment of Long-Lived Assets – The Company periodically reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows of the related asset or group of assets is less than the carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair market value of the long-lived asset.  The Company recorded an impairment loss of $0 and $24,000 during the years ended June 30, 2010 and 2009, respectively.

Dealer Deposits – Dealer deposits consist of amounts received from the Company’s authorized dealers on aircraft in anticipation of full-scale production of the Company’s Hawk 4 gyroplane.  The deposit guarantees a delivery sequence number and represents a percentage of the total estimated purchase price.  The Company has also issued common stock to dealers as partial consideration for the delay in the certification of the Hawk 4 gyroplane.  These costs have been charged to interest expense as incurred.  The dealers have been given the opportunity to convert a portion of their deposits into shares of the Company’s restricted common stock.  Those dealers that have converted deposits into shares and are now stockholders of the Company are considered related parties.  The Company’s intention is to obtain the funding to complete the certification of its newly designed ArrowHawk gyroplane, preliminarily named the Hawk 6.  The ArrowHawk enlarges and extends the market potential of the Hawk 4, and replaces it in the Company’s plans.  The Company intends to convert the Hawk 4 dealer deposits to ArrowHawk dealer deposits.  Once such funding is obtained, the Company estimates the certification process of the ArrowHawk will require at least three years to complete.  Because of the long-term prospects of obtaining the funding and completing the certification, dealer deposits have been recorded as long-term liabilities.

Research and Development Costs – Research and development costs are expensed as incurred in accordance with ASC Topic 730, Research and Development.  The costs of materials and other costs acquired for research and development activities are charged to expense as incurred.  Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities.  Research and development expenses were $1,231,000 and $337,000 for the years ended June 30, 2010 and 2009, respectively.

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

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

The Company recognizes revenue on government contracts where it serves as the lead contractor as each defined milestone is completed and the requisite meetings are held and technical data submitted and accepted by the contracting party.  At that time, the Company submits an invoice for payment for the respective milestone at the amount specified in the contract.  Contract-related expenses incurred by the Company for each milestone of the contract, including its own labor, travel, supplies and other costs, and the costs of subcontractors and consultants, are deferred as work-in-process inventory and expensed to cost of sales as the contract revenue for the milestone is recognized.  When a loss on a contract is projected, however, all contract-related costs and expenses are expensed as incurred.

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

Stock-Based Compensation – The Company has adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.  The Company recorded stock-based compensation expense of $166,000 and $311,000 for the years ended June 30, 2010 and 2009, respectively.  The grant-date fair value of stock options and other stock-based awards is estimated using the Black-Scholes option-pricing model.  The stock-based compensation expense has been allocated to the various categories of costs and expenses in a manner similar to the allocation of payroll expense.

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

The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise primarily from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  Options and warrants to purchase 26,184,535 shares of common stock at exercise prices ranging from $0.08 to $1.10 and 51,665,467 shares of common stock at exercise prices ranging from $0.07 to $1.10 were outstanding at June 30, 2010 and 2009, respectively.  Certain notes payable, long-term debt and related accrued interest payable were convertible into a total of 77,215,979 and 69,772,313 shares of common stock at June 30, 2010 and 2009, respectively, with conversion prices ranging from $0.10 to $1.25.  Common stock equivalents were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

Restricted shares of common stock issued as collateral for notes payable are excluded from the calculation of loss per common share.

Reclassifications – Certain amounts in the consolidated financial statements for fiscal year 2009 have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements – There are no recently issued accounting pronouncements that the Company believes are applicable or would have a material impact on the consolidated financial statements of the Company.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 2:  Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Because of the lack of significant operating revenues, recurring operating losses, negative cash flows from operations, the excess of current liabilities over current assets, and the stockholders’ deficit, there is substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2010, the Company had total current liabilities of $134,706,000 and current assets of $504,000, resulting in a working capital deficiency of $134,202,000.  At June 30, 2010, the Company had a total stockholders’ deficit of $142,349,000.

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

The gyroplane technology capabilities of the Company, through the use of advanced software applied to the versatility of composite materials for rotorcraft, have led to the initial design by the Company of a new six passenger seat (plus pilot) aircraft, preliminarily named the Hawk 6, now renamed the ArrowHawk.  The Company believes this gyroplane aircraft extends and enlarges the commercial market potential of the Hawk 4, offering economic and performance advantages over competitive aircraft types for such applications as tour operations and pipe/power line patrol.  As of the date of this Report, the Company is seeking funding to finalize the design and certification of the ArrowHawk for commercial production.  There can be no assurance that the Company will be successful in obtaining the necessary funding for the ArrowHawk program.

The Company’s continuation as a going concern is dependent on attaining profitable operations, obtaining additional outside financing and/or restructuring its debt obligations, including its Series B Preferred Stock.  During the past two fiscal years, the Company has funded losses from operations primarily from the issuance of debt to related parties (current shareholders and lenders of the Company).  Currently, the Company has no significant source of operating revenues, and will require additional outside funding to sustain its future operations.

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

Included in current liabilities and the working capital deficiency at June 30, 2010 is a $40,271,000 Series B Preferred Stock obligation.  The holders of the Series B Preferred Stock (the “Series B Holders”) have agreed to extend the redemption date of the Series B Preferred Stock from time to time and the current redemption date is January 9, 2011, or such later date as agreed to in writing by at least 80% of the Series B Holders.

During 2006 and 2007, the Company obtained debt financing from the Series B Holders in the aggregate principal amount of $4,400,000 (the “2006/2007 Notes”).  The 2006/2007 Notes provide for the payment of simple interest at the rate of 36% per annum.  The maturity date for the 2006/2007 Notes has been extended from time to time and currently is January 9, 2011.

In October 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, the Company issued short-term interest bearing notes in the principal amount of $36,962,000 in satisfaction of the accrued and unpaid dividends on the Series B Preferred Stock through October 9, 2008 (the “Dividend Notes”).  Because the Company had paid such dividends in kind by issuing additional shares of Series B Preferred Stock, the issuance of the Dividend Notes resulted in the redemption of $36,962,000 of Series B Preferred Stock.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and had an outstanding balance of $47,673,000 at June 30, 2010.  The maturity date for the Dividend Notes has been extended from time to time and currently is January 9, 2011.

The Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term promissory notes in the aggregate principal amount of up to $12,750,000 to provide the Company with operating capital, as specified in the draw requests for such notes (the “Note Purchase Notes”).  The draw requests must be approved by the lenders.  Through June 30, 2010, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $8,552,000 and the proceeds had been used by the Company to cover its minimum operating cash needs.  In addition, $3,500,000 of the proceeds was used to partially redeem the Series B Preferred Stock.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date for the Note Purchase Notes has been extended from time to time and currently is January 9, 2011.

Substantially all assets of the Company, including its intellectual property, have been pledged as collateral for the Company’s debt.

There can be no guarantee or assurance that the Company will be successful in its ability to generate income from operations, or to raise capital at favorable rates or at all.  The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company recognized revenue on this contract as each defined milestone was completed and the requisite meetings were held and technical data submitted and accepted by DARPA.  At that time, DARPA instructed the Company to submit an invoice for payment for the respective milestone at the amounts specified in the contract.  Because the Company experienced a negative profit margin on Phase I of the DARPA contract, all contract-related costs and expenses were expensed as incurred.  The Company recognized revenues totaling $72,000 and $830,000 from the DARPA contract in the fiscal years ended June 30, 2010 and 2009, respectively.

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

The calculation of the weighted average number of common shares outstanding excludes common shares that have been issued as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full.  At June 30, 2010 and 2009, the Company had issued 5,350,000 shares of common stock as collateral.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 5:  Related Party Accounts and Notes Receivable

Related party accounts and notes receivable consisted of an unsecured note receivable from a former employee with a balance of $1,000 and $2,000 at June 30, 2010 and 2009, respectively, which bears interest at 7% per annum.

Note 6:  Detail of Certain Balance Sheet Accounts

Property and equipment consists of the following at June 30:

	2010	2009

Equipment and tools	$32,000	$32,000
Computer equipment and software	258,000	377,000
Aircraft	66,000	66,000
Vehicles	71,000	71,000
Leasehold improvements	-	-
Furniture	-	-

	427,000	546,000
Accumulated depreciation and amortization	(392,000)	(487,000)

	$35,000	$59,000

Substantially all of the property and equipment has been pledged as collateral for debt.

Accounts payable consist of the following at June 30:

	2010	2009

Trade accounts payable	$2,103,000	$2,202,000
Related party payables	237,000	324,000

	$2,340,000	$2,526,000

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Dealer deposits consist of the following at June 30:

	2010	2009

Related party dealer deposits	$1,701,000	$1,701,000
Dealer deposits	404,000	404,000

	$2,105,000	$2,105,000

Related parties consist of officers, directors, employees and shareholders.

Note 7:  Accrued Expenses:

Accrued expenses reported as current liabilities consist of the following at June 30:

	2010	2009

Compensation and related taxes	$604,000	$543,000
Related party interest	15,269,000	11,066,000
Interest	812,000	703,000
SparrowHawk customer deposits	214,000	260,000
Consulting fees	21,000	33,000
Finders’ compensation	9,000	9,000
Royalties to related parties	32,000	32,000
Other	59,000	59,000

Total	$17,020,000	$12,705,000

Accrued related party interest payable is comprised of interest expense payable on notes payable to related parties, consisting primarily of stockholders of the Company.

Long-term accrued expenses consist of the following at June 30:

	2010	2009

Deferred compensation	$5,473,000	$5,097,000
Accrued payroll taxes on deferred compensation	184,000	178,000
Accrued interest on deferred compensation	299,000	299,000

Total	$5,956,000	$5,574,000

The deferred compensation is payable to certain current and former officers, directors, and senior management executives of the Company, with amounts originating from fiscal year 1998 through fiscal year 2010.  In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary.  The terms of the Company’s Series B Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors.  Through June 30, 2010, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company’s outstanding financing agreements and would be prudent in light of the Company’s financial condition and availability of cash.  In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.  The deferred compensation and related accrued payroll taxes and interest payable are classified as long-term liabilities at June 30, 2010 and 2009 as the Company does not anticipate payment of any of these amounts in the next twelve months.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 8:  Notes Payable and Current Portion of Capital Lease Obligations

Current notes payable and current portion of capital lease obligations are comprised of the following at June 30:

	2010	2009
Unsecured note payable to GT with interest at 12%, currently in default	$844,000	$844,000

Unsecured notes payable to vendors with interest at 20% for the first three months and 25% thereafter, currently in default	206,000	247,000

Unsecured note payable to a vendor with interest at 12%, currently in default	272,000	272,000

Unsecured note payable to an individual, with interest at 5%, due on demand	24,000	24,000

Unsecured note payable to a company with interest at 10.5%, due on demand	10,000	10,000

Unsecured note payable to a government-sponsored organization, due in monthly installments of $200 with final payment of $87,000 due December 2010	88,000	-

Current portion of capital lease obligations (Note 10)	5,000	8,000

	$1,449,000	$1,405,000

Short-term notes payable include notes payable totaling $1,347,000 and $1,363,000 that were in default at June 30, 2010 and 2009, respectively.  In addition, the Company is delinquent in making payments of accrued interest payable of $801,000 and $679,000 on this debt at June 30, 2009 and 2008, respectively.  The Company maintains contact with most of these lenders and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 9:  Related Party Notes Payable

Related party notes payable are comprised of the following notes payable either due on demand or within the twelve months at June 30:

	2010	2009
Series B Holders:

Dividend Notes with interest at 15%, compounded quarterly, secured by substantially all assets of the Company	$47,673,000	$41,157,000

Note Purchase Notes with interest at 15%, secured by substantially all assets of the Company	8,552,000	2,367,000

2006/2007 Notes with interest at 36%, secured by substantially all assets of the Company	4,400,000	4,400,000

Other Related Parties:

Unsecured notes payable to stockholders with interest at 18%	4,592,000	4,596,000

Unsecured notes payable to officers with interest at 18%	42,000	197,000

Unsecured note payable to stockholder with interest at 16%	50,000	50,000

Unsecured notes payable to stockholders with interest at 12%	4,745,000	4,728,000

Unsecured note payable to stockholders with interest at 50%	350,000	350,000

Unsecured notes payable to stockholders with interest at 24%	1,161,000	1,161,000

Unsecured note payable to a stockholder with interest at 25%	20,000	20,000

Unsecured note payable to stockholder with interest at 12.5%	-	100,000

Unsecured note payable to stockholder with interest at 48%	165,000	165,000

Unsecured notes payable to stockholders with interest at 8%	387,000	387,000

Unsecured notes payable to officer with interest at 8%	254,000	254,000

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

(Continued)	2010	2009

Unsecured note payable to an entity owned by certain members of senior management, with interest at 12%	184,000	184,000

Note payable to a stockholder with interest at 18%, due on demand, secured by research and development parts	50,000	50,000

Notes payable to stockholders with interest at 12%, secured by shares of the Company’s common stock	470,000	470,000

Unsecured note payable to a stockholders with interest at 12%, convertible into shares of the Company’s common stock upon successful completion of proposed financing/recapitalization	310,000	310,000

Notes payable to stockholders with interest at 10%, secured by shares of the Company’s common stock	215,000	215,000

Current portion of related party long-term debt (Note 11)	6,000	-

	$73,626,000	$61,161,000

Related party notes payable at June 30, 2010 and 2009 include notes payable totaling $2,611,000 and $2,553,000, respectively, which are technically in default.  In addition, the Company is delinquent in making payments of accrued interest payable of $1,785,000 and $1,281,000 on this related party debt at June 30, 2010 and 2009, respectively.

Certain shareholder related party note holders may choose to convert outstanding principal and interest balances to common stock of the Company.  The conversion prices per share range from $0.10 per share to $1.25 per share.  At June 30, 2010, $19,954,000 of principal and interest is convertible into 76,494,849 shares of the Company’s common stock.

A total of 5,350,000 shares of the Company’s common stock have been issued as collateral for related party notes payable totaling $685,000 at June 30, 2010 and 2009, respectively.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 10:  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations are comprised of the following at June 30:

	2010	2009

Capital lease obligations	$7,000	$13,000

Unsecured note payable to a government-sponsored organization, due in monthly installments of $200 with final payment of $87,000 due December 2010	-	90,000
	7,000	103,000
Less current portion (Note 8)	(5,000)	(8,000)

Total	$2,000	$95,000

Future maturities of long-term debt and capital lease obligations are as follows:

Years Ending June 30:

2011	$5,000
2012	2,000

7,000
Less current portion	(5,000)

Long-term portion	$2,000

The Company has entered into capital lease agreements with financial institutions for office equipment.  Assets held under capital lease included in property and equipment are as follows at June 30:

	2010	2009

Office equipment	$12,000	$12,000
Accumulated amortization	(8,000)	(6,000)

	$4,000	$6,000

Amortization expense for assets under capital lease is included with depreciation expense for all other depreciable assets.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Future minimum lease payments are as follows:

Year Ending June 30:
2011	$6,000
2012	2,000
8,000
Less amount representing interest	(1,000)

Present value of minimum lease payments	$7,000

Note 11:  Related Party Long-Term Debt

Related party long-term debt consists of the following at June 30, 2010:

Unsecured note payable to a stockholder with interest at 12.5% , due in monthly installments of $500 with final payment of $76,000 due June 2013	$100,000

Less current portion (Note 9)	(6,000)

Total	$94,000

The related party note holder may choose to convert outstanding principal and interest balances to common stock of the Company at a conversion price of $0.20 per share.  At June 30, 2010, $144,000 of principal and interest is convertible into 721,130 shares of the Company’s common stock.

Note 12:  Preferred Stock

The Company has authorized 200,000,000 shares of preferred stock having no par value.  There are two series of preferred stock with 50,000,000 shares authorized within each series.  The rights, terms and preferences of preferred stock are set by the Board of Directors.  As of June 30, 2010, the Board of Directors has set rights, terms and preferences of Series A and Series B Preferred Stock for issue.

Series A Convertible Preferred Stock

As of June 30, 2010, 1,400,000 shares of Series A Convertible Preferred Stock were issued and outstanding, and held by the following individuals: David Groen, President and member of the Board of Directors, 1,025,000 shares; Robin Wilson, Senior Vice President and member of the Board of Directors 125,000 shares; the widow of the late Jay Groen 125,000 shares; and Dennis Gauger, former member of the Board of Directors, 125,000 shares.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

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

Series B Preferred Stock

At June 30, 2010, there were 40,271,000 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock (the “Series B Preferred Stock”) outstanding.  The rights, terms, and preferences of the outstanding preferred shares, as amended, are as follows:

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

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

•	The Company may incur indebtedness of up to $18.5 million without consent of the holders of the shares.

•	The Company is required to give notice to holders of the shares prior to making any capital expenditures in excess of $300,000.

•
The maturity date of the shares is defined as the first to occur of (a) January 9, 2011, or such later date as agreed to in writing by at least 80% of the Series B Holders, (b) the occurrence of a defined “liquidation event”, or (c) the date that is six months following the receipt by the Company or its affiliates of proceeds from one or more financing transactions in excess of $50 million.

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

The Note Purchase Agreement also provides for the periodic sale by the Company to the lenders of short-term promissory notes to provide the Company with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through June 30, 2010, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $8,552,000 and the proceeds had been used by the Company to cover its minimum operating cash needs.  In addition, on June 28, 2010, $3,500,000 of the proceeds was used to redeem 3,500 shares of the Series B Preferred Stock with a book value of $3,500,000.  The lenders and the Company have amended the October 9, 2008 Note Purchase Agreement from time to time to increase the aggregate amount of promissory notes that can be purchased to $12,750,000, to provide funding to meet the Company’s monthly minimum financial needs.  The lenders are not obligated to purchase notes pursuant to the Note Purchase Agreement and there can be no assurance that the lenders will continue to purchase notes or otherwise provide funding to the Company.

The redemption date of the Series B Preferred Stock has been extended from time to time and currently is January 9, 2011, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

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

Note 13:  Common Stock

During the year ended June 30, 2010, the Company did not issue any shares of its common stock or any options and warrants to purchase shares of common stock.  During the year ended June 30, 2010, the recorded amount of common stock has been decreased by $42,000 for the periodic adjustments to the value of 3,200,000 variable stock options issued during the year ended June 30, 2006 computed using the Black-Scholes option pricing model.  The Company also charged a total of $8,000 to general and administrative expense for the vesting of the grant date fair value of 500,000 options issued to a non-employee consultant.

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

The Company has issued shares of its common stock as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The legend will only be removed if the Company is in default on the applicable loan, at which time, a new certificate will be issued and a value recorded for the shares to account for the loan and accrued interest settled.  In addition, the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable loan and accrued interest are paid in full.  To date, the Company has not defaulted on any loan where common stock has been pledged as collateral.  Under this assumption, the Company believes it is appropriate to not assign any value to the collateral shares issued and to not include these shares in the calculation of loss per share.  At June 30, 2010 and 2009, the Company had issued 5,350,000 shares of common stock as collateral.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

The conversion prices per share of the convertible notes payable disclosed in Notes 9 and 11 were based on the cash price per common share paid in private placement transactions on or near the date the debt agreements were negotiated.  The cash price per common share and the conversion prices per share approximated the quoted market price per share of the Company’s common stock on or near the date the note agreements were negotiated.  The conversion prices per share have all been set at the market price of the common stock, or above the market price whenever possible, with market price typically established at the price per share that the Company was selling restricted common shares for cash at the time.  Because the conversion price per share was generally “under water” in substantially all of these transactions, the Company concluded that the conversion terms did not represent a beneficial conversion feature.  Therefore, no beneficial conversion features have been accounted for in the Company’s consolidated financial statements for these transactions.

Note 14:  Stock Option Plan and Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the years ended June 30, 2010 and 2009 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	2010	2009

Cost of sales	$33,000	$133,000
Research and development	65,000	53,000
General and administrative	68,000	125,000

Total stock-based compensation expense	$166,000	$311,000

There was no stock compensation expense capitalized during the years ended June 30, 2010 and 2009.

As of June 30, 2010, the total future compensation cost related to non-vested stock-options not yet recognized in the condensed consolidated statements of operations was approximately $200,000, and the weighted average period over which these awards are expected to be recognized was 0.67 years.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

During the year ended June 30, 2010, no new stock options or warrants were issued.  The following table summarizes the stock option and warrant activity during the year ended June 30, 2010:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at June 30, 2009	51,953,000	$ 0.28
Granted	-	-
Exercised	-	-
Cancelled	(25,000)	1.00
Expired	(25,743,000)	0.21

Outstanding at June 30, 2010	26,185,000	0.21	2.27	$ 0

Options and warrants vested and exercisable at June 30, 2010	22,401,000	0.23	1.92	$ 0

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.01 as of June 30, 2010, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

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

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 15:  Income Taxes

The benefit (provision) for income taxes differs from the amount computed at the federal statutory rate as follows:

	Years Ended June 30,
	2010	2009
Income tax benefit at federal statutory rate	$7,574,000	$6,284,000
Series B preferred stock interest expense	(2,338,000)	(2,591,000)
Stock and stock options issued for services and interest	(51,000)	(137,000)
Other	88,000	(222,000)
Change in valuation allowance	(5,273,000)	(3,334,000)

	$-	$-

Deferred tax assets (liabilities) as of June 30, 2010 and 2009 are as follows:

	2010	2009

Net operating loss carryforwards	$28,396,000	$29,070,000
Research and development credit carryforward	2,379,000	2,379,000
Accrued interest payable	10,272,000	4,433,000
Accrued payroll and related	2,433,000	2,266,000
Deferred revenue	93,000	101,000
Other	15,000	15,000
Depreciation	47,000	98,000
Inventories	115,000	115,000
Valuation allowance	(43,750,000)	(38,477,000)

	$-	$-

At June 30, 2010, the Company has net operating loss carryforwards available to offset future taxable income of approximately $73 million which will begin to expire in fiscal year 2011.  The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.  The Tax Reform Act of 1986 limits the annual amount that can be utilized for certain of these carryforwards as a result of changes in ownership of the Company.  An ownership change may have occurred which may severely impact the utilization of the net operating loss carryforwards.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Due to uncertainties surrounding the realization of all carryforwards and currently non-deductible accruals, a valuation allowance has been established to offset the net deferred income tax asset resulting from such deferred tax items.

ASC Topic 740, Income Taxes, requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-non threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  For the years ended June 30, 2010 and 2009, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC Topic 740.  The Company has no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company classifies interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations under general and administrative expenses.  As of June 30, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and certain state jurisdictions.  All federal net operating loss carry forwards as of June 30, 2010 are subject to examination.

Note 16:  Supplemental Statement of Cash Flows Information

During the year ended June 30, 2010, the Company had the following non-cash investing and financing activities:

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

Actual cash paid for interest was $100,000 and $77,000 in fiscal years 2010 and 2009, respectively.

No amounts were paid for income taxes in the fiscal years 2010 and 2009.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 17:  Operating Lease Obligations

At June 30, 2010, the Company had no material non-cancellable operating lease obligations with commitments in excess of one year.

Rental expense for non-cancellable operating leases was $294,000 and $293,000 for the years ended June 30, 2010 and 2009, respectively.

Note 18:  401(k) Saving Plan

The Company has a 401(k) Plan (the Plan) to provide retirement and incidental benefits for its employees.  Employees may contribute from 1% to 25% of their gross pay to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service.  The Company may contribute a matching contribution at a rate set by the Board of Directors.  The Plan operates on a calendar year basis.  The Company made no matching contribution to the Plan in fiscal years 2010 and 2009.

Note 19:  Commitments and Contingencies

Royalty payments of 1% of the gross sales price of gyroplanes are to be paid to the Company’s founders, David Groen and the estate of the late Jay Groen.  As of June 30, 2010 and 2009, royalties payable totaled $16,000 to each of these parties.  The royalty expense is included in cost of sales in the consolidated statement of operations.

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

Note 22:  Subsequent Events

Series B Preferred Stock – Subsequent to June 30, 2010, the redemption date of the Series B Preferred Stock has been extended from time to time and currently is January 9, 2011, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.

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

Debt Financing

Subsequent to June 30, 2010 through October 13, 2010, the Company has received net proceeds from debt financing pursuant to the Note Purchase Agreement of $770,000.

The maturity date for the 2006/2007 Notes, the Dividend Notes and the Note Purchase Notes has been extended from time to time and currently is January 9, 2011.

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