Form 10-Q
period 2010-09-30
GROEN BROTHERS AVIATION INC /UT/
filed 2010-11-15
CIK 870743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of November 10, 2010, there were 171,416,289 shares of the Registrant’s common stock, no par value per share, outstanding.

GROEN BROTHERS AVIATION, INC.
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Balance Sheets

Assets	September 30, 2010	June 30, 2010
	(Unaudited)
Current assets:
Cash	$1,000	$428,000
Accounts receivable, net of allowance of $7,000	1,000	-
Related party accounts and notes receivable	1,000	1,000
Prepaid expenses	173,000	75,000
Total current assets	176,000	504,000
Property and equipment, net	32,000	35,000

Total assets	$208,000	$539,000

Liabilities and Stockholders’ Deficit

Current liabilities:
Bank overdraft	$9,000	$-
Accounts payable	2,279,000	2,340,000
Accrued expenses	18,312,000	17,020,000
Notes payable and current portion of capital lease obligations	1,442,000	1,449,000
Related party notes payable	76,183,000	73,626,000
Series B 15% cumulative redeemable non-voting preferred stock, no par value, 50,000,000 shares authorized, 41,781 and 40,271 shares issued and outstanding, respectively	41,781,000	40,271,000
Total current liabilities	140,006,000	134,706,000

Long-term liabilities:
Accrued expenses	6,052,000	5,956,000
Deferred revenue	25,000	25,000
Long-term debt and capital lease obligations	2,000	2,000
Related party long-term debt	92,000	94,000
Dealer deposits	2,105,000	2,105,000
Total liabilities	148,282,000	142,888,000

Stockholders’ deficit:
Series A convertible preferred stock, no par value, 50,000,000 shares authorized, 1,400,000 shares issued and outstanding	70,000	70,000
Common stock, no par value, 500,000,000 shares authorized, 171,416,289 shares issued and outstanding	34,909,000	34,877,000
Accumulated deficit	(183,053,000)	(177,296,000)
Total stockholders’ deficit	(148,074,000)	(142,349,000)

Total liabilities and stockholders’ deficit	$208,000	$539,000

See accompanying notes to condensed consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2010	2009

Revenues	$1,000	$73,000

Costs and expenses:
Cost of sales	2,000	259,000
Research and development	536,000	98,000
General and administrative expenses	608,000	224,000

Total costs and expenses	1,146,000	581,000

Loss from operations	(1,145,000)	(508,000)

Other income (expense):
Related party interest income	1,000	1,000
Gain on extinguishment of debt	12,000	-
Interest expense	(3,115,000)	(2,642,000)
Series B preferred stock interest expense	(1,510,000)	(1,417,000)

Total other income (expense)	(4,612,000)	(4,058,000)

Loss before income taxes	(5,757,000)	(4,566,000)

Income tax benefit	-	-

Net loss	$(5,757,000)	$(4,566,000)

Net loss per common share – basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares outstanding – basic and diluted	166,066,000	166,066,000

See accompanying notes to condensed consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,757,000)	$(4,566,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	6,000	6,000
Stock options and warrants issued for interest expense	-	(17,000)
Stock options issued for services	2,000	2,000
Stock-based compensation	30,000	56,000
Interest expense accrued on Series B preferred stock	1,510,000	1,417,000
Interest expense added to debt principal	1,792,000	1,560,000
Gain on extinguishment of debt	(12,000)	-
(Increase) decrease in:
Accounts and notes receivable	(1,000)	123,000
Prepaid expenses	(98,000)	(1,000)
Increase (decrease) in:
Accounts payable	(61,000)	(164,000)
Accrued expenses	1,397,000	1,090,000

Net cash used in operating activities	(1,192,000)	(494,000)

Cash flows from investing activities:
Purchase of property and equipment	(3,000)	-
Payments of related party notes receivable	-	1,000

Net cash provided by (used in) investing activities	(3,000)	1,000

Cash flows from financing activities:
Proceeds from the issuance of debt	770,000	555,000
Repayment of debt	(11,000)	(40,000)
Increase in (repayment of) bank overdraft	9,000	-

Net cash provided by financing activities	768,000	515,000

Net increase (decrease) in cash	(427,000)	22,000
Cash, beginning of period	428,000	115,000

Cash, end of period	$1,000	$137,000

See accompanying notes to condensed consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

Organization and Consolidation

The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. (the “Company”) and its wholly owned subsidiary, Groen Brothers Aviation USA, Inc. (“GBA USA”), and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows for the three months ended September 30, 2010 and 2009.  The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2011.

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

At September 30, 2010, the Company had total current liabilities of $140,006,000 and current assets of $176,000, resulting in a working capital deficiency of $139,830,000.  At September 30, 2010, the Company had a total stockholders’ deficit of $148,074,000.

The Company has ceased production of the SparrowHawk and currently is seeking to either sell the program to a buyer with more compatible operating conditions and strategic interests or to transfer the SparrowHawk and its technology to a joint venture to produce fully-assembled light gyroplanes.  There can be no assurance that the Company will be successful in either of these two endeavors.

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

The Company’s continuation as a going concern is dependent on attaining profitable operations, obtaining additional outside financing and/or restructuring its debt obligations, including its Series B Preferred Stock.  During the past two fiscal years, the Company has funded losses from operations primarily from the issuance of debt to related parties (current shareholders and lenders of the Company).  Currently, the Company has no significant source of operating revenues, and will require additional outside funding to develop and sustain its future operations.

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

Included in current liabilities and the working capital deficiency at September 30, 2010 is a $41,781,000 Series B Preferred Stock obligation.  The holders of the Series B Preferred Stock (the “Series B Holders”) have agreed to extend the redemption date of the Series B Preferred Stock from time to time and the current redemption date is January 9, 2011, or such later date as agreed to in writing by at least 80% of the Series B Holders.

During 2006 and 2007, the Company obtained debt financing from the Series B Holders in the aggregate principal amount of $4,400,000 (the “2006/2007 Notes”).  The 2006/2007 Notes provide for the payment of simple interest at the rate of 36% per annum.  The maturity date for the 2006/2007 Notes has been extended from time to time and currently is January 9, 2011.

In October 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, the Company issued short-term interest bearing notes in the principal amount of $36,962,000 in satisfaction of the accrued and unpaid dividends on the Series B Preferred Stock through October 9, 2008 (the “Dividend Notes”).  Because the Company had paid such dividends in kind by issuing additional shares of Series B Preferred Stock, the issuance of the Dividend Notes resulted in the redemption of $36,962,000 of Series B Preferred Stock.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and had an outstanding balance of $49,460,000 at September 30, 2010.  The maturity date for the Dividend Notes has been extended from time to time and currently is January 9, 2011.

The Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term promissory notes in the aggregate principal amount of up to $12,750,000 to provide the Company with operating capital, as specified in the draw requests for such notes (the “Note Purchase Notes”).  The draw requests must be approved by the lenders.  Through September 30, 2010, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $9,322,000 and the proceeds had been used by the Company to cover its minimum operating cash needs.  In addition, $3,500,000 of the proceeds was used to partially redeem the Series B Preferred Stock.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date for the Note Purchase Notes has been extended from time to time and currently is January 9, 2011.

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

Reclassifications

Certain amounts in the condensed consolidated financial statements for the three months ended September 30, 2009 have been reclassified to conform to the presentation for the three months ended September 30, 2010.

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

The calculation of the weighted average number of common shares outstanding excludes common shares that have been issued as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full.  At September 30, 2010, the Company had issued 5,350,000 shares of common stock as collateral.

Note 3:  Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the three months ended September 30, 2010 and 2009 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended September 30,
	2010	2009

Cost of sales	$-	$33,000
Research and development	16,000	12,000
General and administrative	14,000	11,000

Total stock-based compensation expense	$30,000	$56,000

There was no stock compensation expense capitalized during the three months ended September 30, 2010 and 2009.

During the three months ended September 30, 2010, no new stock options or warrants were issued.  The following table summarizes the stock option and warrant activity during the three months ended September 30, 2010:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at June 30, 2010	26,185,000	$0.21
Granted	-	-
Exercised	-	-
Cancelled	-	-
Expired	(920,000)	0.16

Outstanding at September 30, 2010	25,265,000	$0.21	2.13	$0

Options and warrants vested and exercisable at September 30, 2010	21,661,000	$0.23	1.80	$0

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.013 as of September 30, 2010, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of September 30, 2010, the total future compensation cost related to non-vested stock-options not yet recognized in the condensed consolidated statements of operations was approximately $170,000, and the weighted average period over which these awards are expected to be recognized was 0.56 years.

Note 4:  Accrued Expenses

Accrued expenses consisted of the following at September 30, 2010:

Compensation and related taxes	$612,000
Related party interest	16,512,000
Interest	856,000
Customer deposits	214,000
Consulting fees	18,000
Finders’ compensation	9,000
Royalties to related parties	32,000
Other	59,000

Total	$18,312,000

Accrued related party interest payable is comprised of interest expense payable on notes payable to related parties, consisting primarily of stockholders of the Company.

Royalty payments totaling 1% of the gross sales price of gyroplanes are to be paid to the Company’s founders, David Groen and the estate of the late Jay Groen.  Through September 30, 2010, royalties payable totaled $16,000 to each of these individuals, which amounts are accrued as a component of cost of sales in the condensed consolidated statements of operations.

Long-term accrued expenses consisted of the following at September 30, 2010:

Deferred compensation	$5,566,000
Accrued payroll taxes on deferred compensation	187,000
Accrued interest on deferred compensation	299,000

Total	$6,052,000

The deferred compensation is payable to certain current and former officers, directors, and senior management of the Company, with amounts originating from fiscal year 1998 through the current fiscal year.  In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary.  The terms of the Company’s Series B 15% Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B 15% Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B 15% Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors.  Through September 30, 2010, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company’s outstanding financing agreements and would be prudent in light of the Company’s financial condition and availability of cash.  In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.  The deferred compensation and related accrued payroll taxes and interest payable are classified as long-term liabilities at September 30, 2010 as the Company does not anticipate payment of any of these amounts in the next twelve months.

Note 5:  Debt

Notes payable and current portion of capital lease obligations include notes payable totaling $1,341,000 that were technically in default at September 30, 2010.  In addition, the Company is delinquent in making payments of accrued interest payable of $833,000 on this debt at September 30, 2010.  The Company maintains contact with most of these lenders and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

Substantially all related party notes payable of $76,183,000 at September 30, 2010 are payable to stockholders of the Company who are considered related parties, including the Series B Holders.  The related party notes payable at September 30, 2010 are comprised of the following:

Series B Holders:
Dividend Notes	$49,460,000
Note Purchase Notes	9,322,000
2006/2007 Notes	4,400,000
63,182,000
Other Related Parties	13,001,000

Total Related Party Notes Payable	$76,183,000

Dividend Notes totaling $49,460,000 ($36,962,000 original principal plus $12,498,000 in accrued interest expense added to note principal) resulted from the redemption of 36,962 shares of Series B Preferred Stock in October 2008.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and a rate of interest of 18% per annum during any period in which an event of default has occurred and is continuing.  The maturity date for the Dividend Notes has also been extended from time to time and currently is January 9, 2011.

Pursuant to the Note Purchase Agreement discussed in Note 7, the Company borrowed a total of $9,322,000 from the Series B Holders during the period October 1, 2008 to September 30, 2010, of which $3.5 million was used on June 28, 2010 to redeem 3,500 shares of the Series B Preferred Stock with a book value of $3,500,000.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date for the Note Purchase Notes has been extended from time to time and currently is January 9, 2011.

During 2006 and 2007, the Company also borrowed a total of $4,400,000 through the issuance of other promissory notes payable to the Series B Holders that provide for the payment of simple interest at the rate of 36% per annum.  The maturity date for the 2006/2007 Notes has been extended from time to time and currently is January 9, 2011.

At September 30, 2010, the Company is delinquent in making payments on related party notes payable totaling $2,611,000 and accrued interest payable on related party notes payable totaling $1,899,000.

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

Note 7:  Preferred Stock

The Company has authorized 200,000,000 shares of preferred stock having no par value.  There are two series of preferred stock with 50,000,000 shares authorized within each series.  The rights, terms and preferences of preferred stock are set by the Board of Directors.  As of September 30, 2010, the Board of Directors has set rights, terms and preferences of Series A and Series B Preferred Stock for issue.

Series A Convertible Preferred Stock

As of September 30, 2010, 1,400,000 shares of Series A Convertible Preferred Stock were issued and outstanding, and held by the following: David Groen, President and member of the Board of Directors, 1,025,000 shares; Robin Wilson, Senior Vice President and member of the Board of Directors 125,000 shares; the widow of the late Jay Groen 125,000 shares; and Dennis Gauger, former member of the Board of Directors, 125,000 shares.

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

Series B Preferred Stock

At September 30, 2010, there were 41,781 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock (the “Series B Preferred Stock”) outstanding.  The rights, terms, and preferences of the outstanding preferred shares, as amended, are as follows:

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

The Note Purchase Agreement also provides for the periodic sale by the Company to the lenders of short-term promissory notes to provide the Company with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through September 30, 2010, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $9,322,000 and the proceeds had been used by the Company to cover its minimum cash needs.  The lenders and the Company have amended the October 9, 2008 Note Purchase Agreement from time to time to increase the aggregate amount of promissory notes that can be purchased to $12,750,000, to provide funding to meet the Company’s monthly minimum financial needs.  The lenders are not obligated to purchase notes pursuant to the Note Purchase Agreement and there can be no assurance that the lenders will continue to purchase notes or otherwise provide funding to the Company.

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

Note 8:  Common Stock

During the three months ended September 30, 2010, the Company did not issue any shares of its common stock or any options and warrants to purchase shares of common stock.  During the three months ended September 30, 2010, the Company charged $2,000 to general and administrative expense for the vesting of the grant date fair value of 500,000 options issued to a non-employee consultant.

During the three months ended September 30, 2009, the Company did not issue any shares of its common stock or any options and warrants to purchase shares of common stock.  During the three months ended September 30, 2009, the recorded amount of common stock was decreased by $17,000 for the periodic adjustments to the value of 3,200,000 variable stock options issued during the year ended June 30, 2006 computed using the Black-Scholes option pricing model.  The Company also charged $2,000 to general and administrative expense for the vesting of the grant date fair value of 500,000 options issued to a non-employee consultant.  In addition, common stock was increased by $1,000 to adjust finders’ compensation on the sale of common stock.

The Company has issued shares of its common stock as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The legend will only be removed if the Company is in default on the applicable loan, at which time, a new certificate will be issued and a value recorded for the shares to account for the loan and accrued interest settled.  In addition, the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable loan and accrued interest are paid in full.  The Company has assigned no value to the collateral shares and does not include these shares in the calculation of loss per share.  At September 30, 2010, the Company had issued 5,350,000 shares of common stock as collateral.

Certain shareholder related party note holders may choose to convert outstanding principal and interest balances to common stock of the Company.  The conversion prices per share range from $0.10 per share to $1.25 per share.  At September 30, 2010, $20,576 of principal and interest is convertible into 79,237,975 shares of the Company’s common stock.  The cash price per common share and the conversion prices per share approximated the quoted market price per share of the Company’s common stock on or near the date the note agreements were negotiated.  The conversion prices per share have all been set at the market price of the common stock, or above the market price whenever possible, with market price typically established at the price per share that the Company was selling restricted common shares for cash at the time.  Because the conversion price per share was generally “under water” in substantially all of these transactions, the Company concluded that the conversion terms did not represent a beneficial conversion feature.  Therefore, no beneficial conversion features have been accounted for in the Company’s consolidated financial statements for these transactions.

Note 9:  Joint Venture

The Company has held meetings with agencies in China in relation to the use of the SparrowHawk and its technology in China, and in May 2009, entered into a non-binding Memorandum of Understanding (MOU) with a Chinese Company, with the objective of setting up a joint venture (“JV”) in China to produce fully-assembled Light Gyroplanes, focused on production of SparrowHawks.

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

Note 10:  Supplemental Statement of Cash Flows Information

During the three months ended September 30, 2010, the Company had no non-cash investing and financing activities.

During the three months ended September 30, 2009, the Company had the following non-cash investing and financing activities:

•	Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $1,000.

Cash paid for interest expense was $23,000 and $46,000 for the three months ended September 30, 2010 and 2009, respectively.

No payments of income taxes were made during the three months ended September 30, 2010 and 2009.

Note 11:  Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended September 30, 2010 and through the date of this filing that the Company believes are applicable or would have a material impact on the consolidated financial statements of the Company.

Note 12:  Subsequent Events

Debt Financing

Subsequent to September 30, 2010 through November 11, 2010, the Company has received proceeds from debt financing pursuant to the Note Purchase Agreement of $650,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This management’s discussion and analysis of financial condition and results of operations and other portions of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties.  Our actual results could differ materially from those anticipated by this forward-looking information.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in the Annual Report on Form 10-K for the year ended June 30, 2010, filed on October 13, 2010, under the heading “Forward Looking Statements” and elsewhere.  Investors should review this quarterly report on Form 10-Q in combination with our Annual Report on Form 10-K in order to have a more complete understanding of the principal risks associated with an investment in our common stock.  This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this document.

Background

We are engaged in the business of designing and developing new technology for gyroplane and gyrodyne rotor-wing aircraft for military and commercial uses.  Following the delays in our Heliplane program for DARPA, lower than anticipated results from sales of SparrowHawk kits, and negative conditions in capital markets, we undertook cost-cutting measures that we hope will allow us to continue to develop our technology on a reduced scale.  We effected a substantial reduction in force and have reduced other operating expenditures as well.  We currently have no significant operating revenues.

We have ceased production of the SparrowHawk, and currently are seeking to either sell the program to a buyer with more compatible operating conditions and strategic interests or to transfer the SparrowHawk and its technology to a joint venture (“JV”) to produce fully-assembled light gyroplanes.  We have held meetings with agencies in China in relation to the use of the SparrowHawk and its technology in China, and in May 2009, entered into a non-binding Memorandum of Understanding (MOU) with a Chinese Company, with the objective of setting up a JV in China to produce fully-assembled Light Gyroplanes, focused on production of SparrowHawks.  Subsequent negotiations related to this MOU resulted in a non-binding “Terms and Conditions” agreement for the setting up of the JV and, as of the issuance of this report, an agreement has been reached and agreed to by both parties.  Signing of this agreement by both parties is expected shortly.  Under the terms of this anticipated agreement, the parties will prepare an application to the appropriate government authorities to set up the JV.  Upon the establishment of this JV, the Company, through its special purpose subsidiary, Groen Brothers Aviation International, LLC, expects to receive 25% of the equity in the JV in return for its contribution to the JV of its SparrowHawk III assets and rights to SparrowHawk designs and defined SparrowHawk derivatives.  We can give no assurance that the parties will obtain approval from the relevant Chinese authority to establish the JV or that the signing of this agreement will ever take place.

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

Significant Series B Preferred Stock and Debt Obligations

From 2006 through the present, in addition to other debt, we have obtained debt and equity financing from certain lenders who are also stockholders of the Company.  As of September 30, 2010, our obligations to such lenders included: 36% promissory notes issued during 2006 and 2007 in the aggregate principal amount of $4,400,000 (the “2006/2007 Notes”); a $41,781,000 Series B 15% Cumulative Preferred Stock Obligation; 15% secured promissory notes in the aggregate principal amount of $49,460,000 that were issued in satisfaction of accrued dividends of $36,962,000 on the Series B Preferred Stock through October 9, 2008 plus $12,498,000 in interest accrued and added to debt principal through September 30, 2010 (the “Dividend Notes”); and secured 15% promissory notes in the aggregate principal amount of $9,322,000 issued pursuant to the Note Purchase Agreement dated October 9, 2008 (the “Note Purchase Notes”).  As discussed in more detail below, the redemption date of the Series B Preferred Stock and the maturity dates of the 2006/2007 Notes, the Dividend Notes and the Note Purchase Notes have been extended to January 9, 2011.  We currently have no operating revenues to pay the interest accruing on the debt described above and we will be unable to repay such debt when it becomes due on January 9, 2011.  Substantially all our assets have been pledged to secure our debts and if the lenders should fail to further extend the redemption dates and maturity dates for such debts as they have done in the past, such lenders could foreclose on substantially all our assets and we would be forced to discontinue our operations.  No assurances can be given that the lenders will further extend the redemption and maturity dates for such preferred stock and debt obligations or that if extended, we will be able to generate revenue or other sources of funds in the significant amount required in order to service and ultimately repay such debt.

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

At September 30, 2010, we had total current liabilities of $140,006,000 and current assets of $176,000, resulting in a working capital deficiency of $139,830,000.  At September 30, 2010, we had a total stockholders’ deficit of $148,074,000.

We have ceased production of the SparrowHawk and currently are seeking to either sell the program to a buyer with more compatible operating conditions and strategic interests or to transfer the SparrowHawk and its technology to a joint venture to produce fully-assembled light gyroplanes.  There can be no assurance that we will be successful in either of these two endeavors.

We have completed work on Phase I of a contract with the U.S. Defense Advanced Research Projects Agency (“DARPA”) where we served as prime contractor to design a proof of concept high speed, long range, vertical takeoff and landing aircraft.  This modern rotorcraft, named the “Heliplane” by DARPA, is an intended demonstration vehicle for future gyrodynes to be used in combat search and rescue roles.  We were engaged by Georgia Institute of Technology (“GT”) as a subcontractor for rotor system work for Phase IB of the DARPA contract, with final payment received from GT in September 2009.  As of the date of this report, DARPA has not yet announced funding for Phase II and the future involvement of the Company in the DARPA contract is uncertain.

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

The Company’s continuation as a going concern is dependent on attaining profitable operations, obtaining additional outside financing and/or restructuring its debt obligations, including its Series B Preferred Stock.  During the past two fiscal years, we have funded losses from operations primarily from the issuance of debt to related parties (current shareholders and lenders of the Company).  Currently, we have no significant source of operating revenues, and will require additional outside funding to develop and sustain our future operations.

In order to repay our debt obligations in full or in part when due, we will be required to raise significant capital from other sources.  Alternatively, we will be required to negotiate further extensions of the Series B Preferred Stock maturity date and our notes payable, as we have accomplished in the past.  There is no assurance, however, that we will be successful in these efforts.

Included in current liabilities and the working capital deficiency at September 30, 2010 is a $41,781,000 Series B Preferred Stock obligation.  The holders of the Series B Preferred Stock (the “Series B Holders”) have agreed to extend the redemption date of the Series B Preferred Stock from time to time and the current redemption date is January 9, 2011, or such later date as agreed to in writing by at least 80% of the Series B Holders.

During 2006 and 2007, we obtained debt financing from the Series B Holders in the aggregate principal amount of $4,400,000 (the “2006/2007 Notes”).  The 2006/2007 Notes provide for the payment of simple interest at the rate of 36% per annum.  The maturity date for the 2006/2007 Notes has been extended from time to time and currently is January 9, 2011.

In October 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, we issued short-term interest bearing notes in the principal amount of $36,962,000 in satisfaction of the accrued and unpaid dividends on the Series B Preferred Stock through October 9, 2008 (the “Dividend Notes”).  Because we had paid such dividends in kind by issuing additional shares of Series B Preferred Stock, the issuance of the Dividend Notes resulted in the redemption of $36,962,000 of Series B Preferred Stock.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and had an outstanding balance of $49,460,000 at September 30, 2010.  The maturity date for the Dividend Notes has been extended from time to time and currently is January 9, 2011.

The Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term promissory notes in the aggregate principal amount of up to $12,750,000 to provide the Company with operating capital, as specified in the draw requests for such notes (the “Note Purchase Notes”).  The draw requests must be approved by the lenders.  Through September 30, 2010, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $9,322,000 and the proceeds had been used by us to cover our minimum operating cash needs.  In addition, $3,500,000 of the proceeds was used to partially redeem the Series B Preferred Stock.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date for the Note Purchase Notes has been extended from time to time and currently is January 9, 2011.

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

Results of Operations

Revenues

Our consolidated revenues are comprised of the following:

	Three Months Ended September 30,
	2010	2009

Government contract (DARPA)	$-	$72,000
SparrowHawk kits and parts	1,000	1,000

Total	$1,000	$73,000

As discussed above, we have significantly scaled back the level of our operations, including ceasing production of the SparrowHawk, eliminating substantially all flight training and reducing the level of our involvement in the DARPA contract.  We currently have no significant operating revenues.  As a result, total revenues decreased $72,000 to $1,000 in the three months ended September 30, 2010 compared to $73,000 for the three months ended September 30, 2009.

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

Costs and Expenses

Our consolidated cost of sales is comprised of the following:

	Three Months Ended September 30,
	2010	2009

Government contract (DARPA)	$-	$270,000
SparrowHawk kits and parts	2,000	(11,000)

Total	$2,000	$259,000

Total cost of sales decreased $257,000 to $2,000 in the three months ended September 30, 2010 from $259,000 in the three months ended September 30, 2009.  As discussed above, we significantly scaled back the level of our operations, including ceasing production of the SparrowHawk, eliminating substantially all flight training and reducing the level of our involvement in the DARPA contract.

Research and development expenses for the three months ended September 30, 2010 increased to $536,000 from $98,000 for the three months ended September 30, 2009.  As work on the DARPA contract has terminated, engineering and management resources have been devoted to research and development projects.  Research and development activities include the development of opportunities for potential joint venture activities, subcontract opportunities with industry partners, variations to the SparrowHawk, fully assembled SparrowHawk gyroplane derivatives, potential applications of our technology to heavy lift vertical take-off military aircraft, runway independent short-haul airliners and other aircraft, including government contract opportunities.

General and administrative expenses for the three months ended September 30, 2010 increased to $608,000 from $224,000 for the three months ended September 30, 2009.  The increase in our general and administrative expenses in the first three months of the fiscal year ending June 30, 2011 resulted primarily from increased legal and accounting expenses, increased marketing expenses in preparation for trade show opportunities in China, and less general and administrative resources devoted to work on the DARPA project.

Other Income and Expenses

As a result of the reduction in our related party notes receivable, related party interest income is currently insignificant to our consolidated financial statements.  Related party interest income was $1,000 for each of the three-month periods ended September 30, 2010 and 2009.

We realized a gain on extinguishment of debt of $12,000 in the three months ended September 30, 2010.  We did not realize a gain on extinguishment of debt in the three months ended September 30, 2009.

Interest expense for the three months ended September 30, 2010 increased to $3,115,000 from $2,642,000 for the three months ended September 30, 2009.  We continue to fund our operations with an increase in related party debt, which has resulted in increased interest expense.

Series B Preferred Stock interest expense for the three months ended September 30, 2010 increased to $1,510,000 from $1,417,000 for the three months ended September 30, 2009.  Dividends on the Series B Preferred Stock, which are recorded as interest expense, have been “paid in kind” with additional shares of Series B Preferred Stock.  This results in increasing levels of Series B Preferred Stock interest expense.

Net Loss

The net loss for the three months ended September 30, 2010 was $5,757,000 compared to $4,566,000 for the three months ended September 30, 2009.  The increase in the net loss in the first three months of fiscal year 2011 resulted primarily from the decrease in revenues and the increase in research and development expenses, general and administrative expenses, and interest expense, as further discussed above.

Liquidity and Capital Resources

Series B Preferred Stock Obligation

At September 30, 2010, we had total current liabilities of $140,006,000 and current assets of $176,000, resulting in a working capital deficiency of $139,830,000.  Included in current liabilities and the working capital deficiency at September 30, 2010 is a $41,781,000 Series B Preferred Stock obligation.  With the approval of the Series B Holders, the maturity date of the Series B Preferred Stock has been extended from time to time and currently is January 9, 2011, or such later date as agreed to in writing by at least 80% of the Series B Holders.

During 2006 and 2007, we obtained debt financing from the Series B Holders in exchange for 2006/2007 Notes in the aggregate principal amount of $4,400,000.  The 2006/2007 Notes provide for the payment of simple interest at the rate of 36% per annum.  The maturity date of the 2006/2007 Notes has been extended from time to time and currently is January 9, 2011.

In October 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, we redeemed $36,962,000 of the outstanding Series B Stock in exchange for short-term interest bearing Dividend Notes.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and had a balance of $49,460,000 at September 30, 2010.  The maturity date of the Dividend Notes has also been extended from time to time and currently is January 9, 2011.

In addition, the Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term Note Purchase Notes to provide us with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through September 30, 2010, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $9,322,000 and the proceeds had been used by us to cover our minimum operating cash needs.  In addition, on June 28, 2010, $3,500,000 of the proceeds was used to redeem 3,500 shares of the Series B Preferred Stock with a book value of $3,500,000.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date of the Note Purchase Notes has been extended from time to time and currently is January 11, 2011.

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

Subsequent to September 30, 2010 through November 11, 2010, the Company has received proceeds from debt financing pursuant to the Note Purchase Agreement of $650,000.

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

Other Debt Obligations

Current liabilities at September 30, 2010 included $76,183,000 notes payable to related parties, comprised of the following:

Series B Holders:
Dividend Notes	$49,460,000
Note Purchase Notes	9,322,000
2006/2007 Notes	4,400,000
63,182,000
Other Related Parties	13,001,000

Total Related Party Notes Payable	$76,183,000

Of the other related parties notes, $2,611,000 is in default.  In addition, we are delinquent in making payments of accrued interest payable of $1,899,000 on this related party debt at September 30, 2010.  Most of these related party notes payable are held by long-time shareholders and lenders of the Company and are payable on demand or are short-term in nature.  There is no assurance that these related party lenders will not demand payment of this short-term indebtedness in the near future.

Also included in current liabilities at September 30, 2010 are notes payable and capital lease obligations to unrelated parties of $1,442,000, a significant portion of which is in default.  In addition, we are delinquent in making payments of accrued interest payable of $833,000 on this debt at September 30, 2010.  We continue to make some payments on this indebtedness and continue discussions with many of these vendors and lenders, and have, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.  There is no assurance that these vendors and lenders will continue to forebear from collection or legal action.

Operating, Investing and Financing Activities

Net cash used in operating activities was $1,192,000 for the three months ended September 30, 2010, compared to net cash used in operating activities of $494,000 for the three months ended September 30, 2009.  The increase in the net cash used in operating activities in the first three months of the current fiscal year is due to the increase in our net loss for this period.

Net cash used in investing activities for the three months ended September 30, 2010 was $3,000, consisting of the purchase of property and equipment.  Net cash provided by investing activities for the three months ended September 30, 2009 was $1,000, consisting of payments of related party notes receivable.

We have recently funded losses from operations and net cash used in investing activities primarily from the issuance of debt to related parties (current shareholders and lenders of the Company) and the increase in accrued expenses, and will require additional funding from these sources to sustain our future operations.

Net cash provided by financing activities was $768,000 for the three months ended September 30, 2010, comprised of proceeds from the issuance of debt of $770,000 and the increase in bank overdraft of $9,000, partially offset by repayment of debt and capital lease obligations of $11,000.  Net cash provided by financing activities for the three months ended September 30, 2009 was $515,000, comprised of proceeds from the issuance of debt of $555,000, partially offset by repayment of debt and capital lease obligations of $40,000.

We currently do not have sufficient cash to sustain our operations for the next twelve months.  We are dependent on the lenders under the Note Purchase Agreement to continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.  As discussed above, the Note Purchase Agreement provides for the periodic sale by the Company to the lenders of short-term promissory notes to provide us with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through November 15, 2010, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $9,702,000 and the proceeds had been used by us to cover our minimum operating cash needs.  In addition, $3,500,000 of the proceeds was used in June 2010 to partially redeem our Series B Preferred Stock.  There is no assurance that this funding under the Note Purchase Agreement will continue beyond the current short-term agreement, and there is no assurance that we will be successful in either raising sufficient capital from other sources or improving operations.

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended September 30, 2010 and through the date of this filing that the Company believes are applicable or would have a material impact on the consolidated financial statements of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.  The Company is a smaller reporting company.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010, the end of the period covered by this report.  Based on that evaluation, our chief executive officer and chief financial officer concluded that as a result of our failure to timely file current reports on Form 8-K, the disclosure controls and procedures employed at the Company as of September, 2010 were not effective such that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Subsequent to September 30, 2010, we established additional procedures to strengthen our disclosure controls and procedures, including the implementation of additional procedures to identify the actions that require disclosure on Form 8-K and the notification of our outside consultants before the actions are taken.  We believe these enhanced procedures will be adequate to cure the deficiencies in our disclosure controls and procedures that existed as of September 30, 2010.  However, it should be noted that a controls system cannot provide absolute assurance that the objectives of the controls systems are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010, our management had previously concluded that our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting.  Our management had concluded that our internal controls over financial reporting were not effective as a result of certain weaknesses including our lack of adequate accounting and finance personnel to adequately maintain our financial records, prepare our consolidated financial statements and related note disclosure, comply with financial close procedures, provide adequate oversight and review and timely prepare and file our periodic reports with the SEC.  During the quarter ended September 30, 2010 we completed certain remedial actions, including the implementation of additional quarterly accounting close procedures and the increased involvement of outside financial consultants such that our financial statements are timely prepared in accordance with generally accepted accounting principles.  We also became current in the filing of our reports with the SEC.  As a result of these changes, our management believes we have cured the identified material weaknesses in our internal control over financial reporting at September 30, 2010.

Change in Internal Control Over Financial Reporting

We have implemented additional quarterly accounting close procedures and increased the involvement of outside financial consultants such that our financial statements are timely prepared in accordance with generally accepted accounting principles.  In addition, our periodic reports that we file with the SEC are now current.  Other than these matters, there was no change in our internal control over financial reporting during the first quarter of our fiscal year 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2010, which could materially affect our business, financial condition or future results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended September 30, 2010.

Item 3.  Defaults Upon Senior Securities

As more fully discussed under “Liquidity and Capital Resources” above, as of September 30, 2010, we are delinquent in making payments on notes payable to vendors and others totaling $1,341,000, notes payable to related parties totaling $2,611,000, and $2,732,000 of accrued interest payable on debt.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
3.1	Seventh Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed July 13, 2010 (1)
3.2	Eighth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed October 4, 2010 (2)
10.1	First Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender F named therein (2)
10.2	Sixth Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender C named therein (2)
10.3	Sixth Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender D named therein (2)
10.4	Sixth Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender C named therein (2)
10.5	Sixth Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender D named therein (2)
10.6	Eighth Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender B named therein (2)
10.7	Eighth Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender A named therein (2)
10.8	Eighth Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender H named therein (2)
10.9	Ninth Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender B named therein (2)
10.10	Ninth Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender H named therein (2)
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

* Exhibits filed with this report.
(1) Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 and incorporated herein by reference.
(2) Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROEN BROTHERS AVIATION, INC.

/s/ David Groen
David Groen, President, Chief Executive Officer
and Chief Financial Officer
(Principal Executive and Principal Financial Officer)

Date: November 15, 2010