Form 10-Q
period 2011-03-31
GROEN BROTHERS AVIATION INC /UT/
filed 2011-05-16
CIK 870743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of May 13, 2011, there were 171,416,289 shares of the Registrant’s common stock, no par value per share, outstanding.

GROEN BROTHERS AVIATION, INC.
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Balance Sheets
Assets	March 31, 2011	June 30, 2010
	(Unaudited)
Current assets:
Cash	$4,000	$428,000
Accounts receivable, net of allowance of $7,000	3,000	-
Related party accounts and notes receivable	1,000	1,000
Prepaid expenses	142,000	75,000
Total current assets	150,000	504,000

Property and equipment, net	32,000	35,000

Total assets	$182,000	$539,000

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$2,278,000	$2,340,000
Accrued expenses	20,938,000	17,020,000
Notes payable and current portion of capital lease obligations	1,410,000	1,449,000
Related party notes payable	81,606,000	73,626,000
Series B 15% cumulative redeemable non-voting preferred stock, no par value, 50,000,000 shares authorized, 44,973 and 40,271 shares issued and outstanding, respectively	44,973,000	40,271,000
Total current liabilities	151,205,000	134,706,000

Long-term liabilities:
Accrued expenses	6,243,000	5,956,000
Deferred revenue	25,000	25,000
Long-term debt and capital lease obligations	-	2,000
Related party long-term debt	90,000	94,000
Dealer deposits	2,105,000	2,105,000
Total liabilities	159,668,000	142,888,000

Stockholders’ deficit:
Series A convertible preferred stock, no par value, 50,000,000 shares authorized, 1,400,000 shares issued and outstanding	70,000	70,000
Common stock, no par value, 500,000,000 shares authorized, 171,416,289 shares issued and outstanding	34,979,000	34,877,000
Accumulated deficit	(194,535,000)	(177,296,000)
Total stockholders’ deficit	(159,486,000)	(142,349,000)

Total liabilities and stockholders’ deficit	$182,000	$539,000

See accompanying notes to condensed consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Revenues	$3,000	$1,000	$4,000	$74,000

Costs and expenses:
Cost of sales	4,000	5,000	9,000	265,000
Research and development	354,000	343,000	1,251,000	756,000
General and administrative expenses	443,000	252,000	1,731,000	780,000

Total costs and expenses	801,000	600,000	2,991,000	1,801,000

Loss from operations	(798,000)	(599,000)	(2,987,000)	(1,727,000)

Other income (expense):
Related party interest income	1,000	1,000	2,000	2,000
Gain on sale of property and equipment	14,000	-	14,000	-
Gain on extinguishment of debt	9,000	8,000	77,000	76,000
Interest expense	(3,309,000)	(2,790,000)	(9,643,000)	(8,154,000)
Series B preferred stock interest expense	(1,625,000)	(1,520,000)	(4,702,000)	(4,411,000)

Total other income (expense)	(4,910,000)	(4,301,000)	(14,252,000)	(12,487,000)

Loss before income taxes	(5,708,000)	(4,900,000)	(17,239,000)	(14,214,000)

Income tax benefit	-	-	-	-

Net loss	$(5,708,000)	$(4,900,000)	$(17,239,000)	$(14,214,000)

Net loss per common share – basic and diluted	$(0.03)	$(0.03)	$(0.10)	$(0.09)

Weighted average number of common shares outstanding – basic and diluted	166,066,000	166,066,000	166,066,000	166,066,000

See accompanying notes to condensed consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(17,239,000)	$(14,214,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	16,000	18,000
Stock options and warrants issued for interest expense	9,000	(36,000)
Stock options issued for services	5,000	6,000
Stock-based compensation	90,000	131,000
Interest expense accrued on Series B preferred stock	4,702,000	4,411,000
Interest expense added to debt principal	5,581,000	4,860,000
Gain on sale of property and equipment	(14,000)	-
Gain on extinguishment of debt	(77,000)	(68,000)
(Increase) decrease in:
Accounts and notes receivable	(3,000)	124,000
Prepaid expenses	(67,000)	(21,000)
Increase (decrease) in:
Accounts payable	(62,000)	(302,000)
Accrued expenses	4,247,000	3,466,000

Net cash used in operating activities	(2,812,000)	(1,625,000)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	14,000	-
Purchase of property and equipment	(13,000)	-
Payments of related party notes receivable	-	1,000

Net cash provided by investing activities	1,000	1,000

Cash flows from financing activities:
Proceeds from the issuance of debt	2,405,000	1,615,000
Repayment of debt	(18,000)	(119,000)
Increase in bank overdraft	-	14,000

Net cash provided by financing activities	2,387,000	1,510,000

Net decrease in cash	(424,000)	(114,000)
Cash, beginning of period	428,000	115,000

Cash, end of period	$4,000	$1,000

See accompanying notes to condensed consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

Organization and Consolidation

The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. (the “Company”) and its wholly owned subsidiary, Groen Brothers Aviation USA, Inc. (“GBA USA”), and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2011, the results of operations for the three months and nine months ended March 31, 2011 and 2010, and cash flows for the nine months ended March 31, 2011 and 2010.  The results of operations for the three months and nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2011.

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

At March 31, 2011, the Company had total current liabilities of $151,205,000 and current assets of $150,000, resulting in a working capital deficiency of $151,055,000.  At March 31, 2011, the Company had a total stockholders’ deficit of $159,486,000.

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

In October, 2010, shortly prior to the Exhibition, the Chinese State Council, Central Military Commission, approved the “low-altitude airspace management reform guidance” that indicates an impending relaxation of regulations limiting the use of private and other commercial aircraft in China.  The Company believes that as a result, business interest in the development of the commercial flight industry in China has been significantly stimulated.  The Company’s exhibit of the ArrowHawk in China in November, 2010 attracted substantial notice in this environment, including an invitation for Mr. David Groen to be a speaker at the “China International General Aviation Summit” held in Shanghai in April this year.  This Conference, held in association with the Civil Aviation Administration of China (“CAAC”), dealt directly with “Opportunities and Challenges under China’s low-Altitude Airspace.  The Company believes Mr. Groen’s address on the utility of runway-independent gyroplanes to take advantage of those opportunities was well received.

In this context, several Chinese parties have subsequently approached the Company to explore an interest in cooperation in the development of the ArrowHawk and other gyroplane and gyrodyne products for commercial use.  The Company has held meetings with two such parties and in each case subsequent to the end of the third Quarter, signed a non-binding Memorandum of Understanding (or equivalent agreement) (hereafter “MOU”) for potential development of civil gyroplanes using more advanced technology than the SparrowHawk.  Neither MOU is therefore in conflict with the SparrowHawk joint venture agreement now being submitted for Chinese government approval.   There can be no assurance that these MOUs or other activities will enable the Company to be successful in obtaining the necessary funding for gyroplane programs.

In parallel with the ArrowHawk, the Company has undertaken the initial design of a smaller two-seat gyroplane, named the ShadowHawk, using comparable technology to that of the ArrowHawk and intended for aerial observation for both commercial and public agency usage.  Consequently, the MOUs described above cover both gyroplanes.  As with the ArrowHawk, the Company is seeking funding to finalize the design and certification of the ShadowHawk for commercial production.  There can be no assurance that these MOUs or other activities will enable the Company to be successful in obtaining the necessary funding for gyroplane programs.

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

As noted in its Form 10-K for the fiscal year ended June 30, 2010, the Company is a member of the Vertical Lift Consortium (“VLC”) established by the Department of Defense to provide opportunities for small VTOL research and development companies to develop VTOL platforms.  The Company continues to advocate its Heliplane technology through the VLC and other avenues, but there is no assurance that these efforts will be successful.

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

Included in current liabilities and the working capital deficiency at March 31, 2011 is a $44,973,000 Series B Preferred Stock obligation.  The holders of the Series B Preferred Stock (the “Series B Holders”) have agreed to extend the redemption date of the Series B Preferred Stock from time to time and the current redemption date is August 5, 2011, or such later date as agreed to in writing by at least 80% of the Series B Holders.

During 2006 and 2007, the Company obtained debt financing from the Series B Holders in the aggregate principal amount of $4,400,000 (the “2006/2007 Notes”).  The 2006/2007 Notes provide for the payment of simple interest at the rate of 36% per annum.  The maturity date for the 2006/2007 Notes has been extended from time to time and currently is August 5, 2011.

In October 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, the Company issued short-term interest bearing notes in the principal amount of $36,962,000 in satisfaction of the accrued and unpaid dividends on the Series B Preferred Stock through October 9, 2008 (the “Dividend Notes”).  Because the Company had paid such dividends in kind by issuing additional shares of Series B Preferred Stock, the issuance of the Dividend Notes resulted in the redemption of $36,962,000 of Series B Preferred Stock.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and had an outstanding balance of $53,239,000 at March 31, 2011.  The maturity date for the Dividend Notes has been extended from time to time and currently is August 5, 2011.

The Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term promissory notes in the aggregate principal amount of up to $12,750,000 to provide the Company with operating capital, as specified in the draw requests for such notes (the “Note Purchase Notes”).  The draw requests must be approved by the lenders.  Through March 31, 2011, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $10,957,000 and the proceeds had been used by the Company to cover its minimum operating cash needs.  In addition, $3,500,000 of the proceeds was used to partially redeem the Series B Preferred Stock.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date for the Note Purchase Notes has been extended from time to time and currently is August 5, 2011.

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

Reclassifications

Certain amounts in the condensed consolidated financial statements for the three months and nine months ended March 31, 2010 have been reclassified to conform to the presentation for the three months and nine months ended March 31, 2011.

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

The calculation of the weighted average number of common shares outstanding excludes common shares that have been issued as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full.  At March 31, 2011, the Company had issued 5,350,000 shares of common stock as collateral.

Note 3:  Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the three months and nine months ended March 31, 2011 and 2010 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Cost of sales	$-	$-	$-	$33,000
Research and development	16,000	21,000	48,000	44,000
General and administrative	14,000	14,000	42,000	54,000

Total stock-based compensation expense	$30,000	$35,000	$90,000	$131,000

There was no stock compensation expense capitalized during the three months and nine months ended March 31, 2011 and 2010.

During the three months and nine months ended March 31, 2011, no new stock options or warrants were issued.  The following table summarizes the stock option and warrant activity during the nine months ended March 31, 2011:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at June 30, 2010	26,185,000	$0.21
Granted	-	-
Exercised	-	-
Cancelled	-	-
Expired	(1,754,000)	0.16

Outstanding at March 31, 2011	24,431,000	$0.20	1.76	$0

Options and warrants vested and exercisable at March 31, 2011	22,574,000	$0.21	1.61	$0

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.03 as of March 31, 2011, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of March 31, 2011, the total future compensation cost related to non-vested stock-options not yet recognized in the condensed consolidated statements of operations was approximately $141,000, and the weighted average period over which these awards are expected to be recognized was 0.37 years.

Note 4:  Accrued Expenses

Accrued expenses consisted of the following at March 31, 2011:

Compensation and related taxes	$612,000
Related party interest	19,113,000
Interest	885,000
Customer deposits	214,000
Consulting fees	12,000
Finders’ compensation	11,000
Royalties to related parties	32,000
Other	59,000

Total	$20,938,000

Accrued related party interest payable is comprised of interest expense payable on notes payable to related parties, consisting primarily of stockholders of the Company.

Royalty payments totaling 1% of the gross sales price of gyroplanes are to be paid to the Company’s founders, David Groen and the estate of the late Jay Groen.  Through March 31, 2011, royalties payable totaled $16,000 to each of these individuals, which amounts are accrued as a component of cost of sales in the condensed consolidated statements of operations.

Long-term accrued expenses consisted of the following at March 31, 2011:

Deferred compensation	$5,753,000
Accrued payroll taxes on deferred compensation	191,000
Accrued interest on deferred compensation	299,000

Total	$6,243,000

The deferred compensation is payable to certain current and former officers, directors, and senior management of the Company, with amounts originating from fiscal year 1998 through the current fiscal year.  In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary.  The terms of the Company’s Series B 15% Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B 15% Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B 15% Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors.  Through March 31, 2011, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company’s outstanding financing agreements and would be prudent in light of the Company’s financial condition and availability of cash.  In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.  The deferred compensation and related accrued payroll taxes and interest payable are classified as long-term liabilities at March 31, 2011 as the Company does not anticipate payment of any of these amounts in the next twelve months.

Note 5:  Debt

Notes payable and current portion of capital lease obligations include notes payable totaling $1,427,000 that were technically in default at March 31, 2011.  In addition, the Company is delinquent in making payments of accrued interest payable of $858,000 on this debt at March 31, 2011.  The Company maintains contact with most of these lenders and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

Substantially all related party notes payable of $81,606,000 at March 31, 2011 are payable to stockholders of the Company who are considered related parties, including the Series B Holders.  The related party notes payable at March 31, 2011 are comprised of the following:

Series B Holders:
Dividend Notes	$53,240,000
Note Purchase Notes	10,957,000
2006/2007 Notes	4,400,000
68,597,000
Other Related Parties	13,009,000

Total Related Party Notes Payable	$81,606,000

Dividend Notes totaling $53,240,000 ($36,962,000 original principal plus $16,278,000 in accrued interest expense added to note principal) resulted from the redemption of 36,962 shares of Series B Preferred Stock in October 2008.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and a rate of interest of 18% per annum during any period in which an event of default has occurred and is continuing.  The maturity date for the Dividend Notes has been extended from time to time and currently is August 5, 2011.

Pursuant to the Note Purchase Agreement discussed in Note 7, the Company borrowed a total of $10,957,000 from the Series B Holders during the period October 1, 2008 to March 31, 2011, of which $3.5 million was used on June 28, 2010 to redeem 3,500 shares of the Series B Preferred Stock with a book value of $3,500,000.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date for the Note Purchase Notes has been extended from time to time and currently is August 5, 2011.

During 2006 and 2007, the Company also borrowed a total of $4,400,000 through the issuance of other promissory notes payable to the Series B Holders that provide for the payment of simple interest at the rate of 36% per annum.  The maturity date for the 2006/2007 Notes has been extended from time to time and currently is August 5, 2011.

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

Therefore, the Company subsequently reviewed applicable accounting literature and concluded that there was no difference in the fair market value of the debt before and after the modifications for the extension of the maturity date, and no gain or loss on the transactions was recorded in the accompanying condensed consolidated financial statements.

At March 31, 2011, the Company is delinquent in making payments on related party notes payable totaling $2,611,000 and accrued interest payable on related party notes payable totaling $2,124,000.

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

Note 7:  Preferred Stock

The Company has authorized 200,000,000 shares of preferred stock having no par value.  There are two series of preferred stock with 50,000,000 shares authorized within each series.  The rights, terms and preferences of preferred stock are set by the Board of Directors.  As of March 31, 2011, the Board of Directors has set rights, terms and preferences of Series A and Series B Preferred Stock for issue.

Series A Convertible Preferred Stock

As of March 31, 2011, 1,400,000 shares of Series A Convertible Preferred Stock were issued and outstanding, and held by the following: David Groen, President and member of the Board of Directors, 1,025,000 shares; Robin Wilson, Senior Vice President and member of the Board of Directors 125,000 shares; the widow of the late Jay Groen 125,000 shares; and Dennis Gauger, former member of the Board of Directors, 125,000 shares.  As described below, all outstanding shares of the Series A Convertible Preferred Stock, including all voting and conversion rights, will expire on October 8, 2011.

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

Series B Preferred Stock

At March 31, 2011, there were 44,973 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock (the “Series B Preferred Stock”) outstanding.  The rights, terms, and preferences of the outstanding preferred shares, as amended, are as follows:

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

•
The maturity date of the shares is defined as the first to occur of (a) August 5, 2011, or such later date as agreed to in writing by at least 80% of the Series B Holders, (b) the occurrence of a defined “liquidation event”, or (c) the date that is six months following the receipt by the Company or its affiliates of proceeds from one or more financing transactions in excess of $50 million.

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

The Note Purchase Agreement also provides for the periodic sale by the Company to the lenders of short-term promissory notes to provide the Company with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through March 31, 2011, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $10,957,000 and the proceeds had been used by the Company to cover its minimum cash needs.  The lenders and the Company have amended the October 9, 2008 Note Purchase Agreement from time to time to increase the aggregate amount of promissory notes that can be purchased to $12,750,000, to provide funding to meet the Company’s monthly minimum financial needs.  The lenders are not obligated to purchase notes pursuant to the Note Purchase Agreement and there can be no assurance that the lenders will continue to purchase notes or otherwise provide funding to the Company.

The redemption date of the Series B Preferred Stock has been extended from time to time and currently is August 5, 2011, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.

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

Note 8:  Common Stock

During the nine months ended March 31, 2011, the Company did not issue any shares of its common stock or any options and warrants to purchase shares of common stock.  During the nine months ended March 31, 2011, the recorded amount of common stock was increased by $9,000 for the periodic adjustment to the estimated value of 3,200,000 variable stock options issued during the year ended June 30, 2006 computed using the Black-Scholes option pricing model.  The Company also increased the recorded amount of common stock by $5,000 for a charge to general and administrative expense for the vesting of the grant date fair value of 500,000 options issued to a non-employee consultant and by $90,000 for total stock-based compensation (Note 3).  In addition, common stock was decreased by $2,000 to adjust finders’ compensation on the sale of common stock.

During the nine months ended March 31, 2010, the Company did not issue any shares of its common stock or any options and warrants to purchase shares of common stock.  During the nine months ended March 31, 2010, the recorded amount of common stock has been decreased by $36,000 for the periodic adjustments to the value of 3,200,000 variable stock options issued during the year ended June 30, 2006 computed using the Black-Scholes option pricing model.  The Company also charged a total of $6,000 to general and administrative expense for the vesting of the grant date fair value of 500,000 options issued to a non-employee consultant and by $223,000 for total stock-based compensation (Note 3).  In addition, common stock was decreased by $1,000 to adjust finders’ compensation on the sale of common stock.

The Company has issued shares of its common stock as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The legend will only be removed if the Company is in default on the applicable loan, at which time, a new certificate will be issued and a value recorded for the shares to account for the loan and accrued interest settled.  In addition, the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable loan and accrued interest are paid in full.  The Company has assigned no value to the collateral shares and does not include these shares in the calculation of loss per share.  At March 31, 2011, the Company had issued 5,350,000 shares of common stock as collateral.

Certain shareholder related party note holders may choose to convert outstanding principal and interest balances to common stock of the Company.  The conversion prices per share range from $0.10 per share to $1.25 per share.  At March 31, 2011, $21,533,000 of principal and interest is convertible into 83,295,000 shares of the Company’s common stock.  The cash price per common share and the conversion prices per share approximated the quoted market price per share of the Company’s common stock on or near the date the note agreements were negotiated.  The conversion prices per share have all been set at the market price of the common stock, or above the market price whenever possible, with market price typically established at the price per share that the Company was selling restricted common shares for cash at the time.  Because the conversion price per share was generally “under water” in substantially all of these transactions, the Company concluded that the conversion terms did not represent a beneficial conversion feature.  Therefore, no beneficial conversion features have been accounted for in the Company’s consolidated financial statements for these transactions.

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

The Agreement generally provides for the establishment of a cooperative joint venture between Suntrans and Groen LLC to assemble, manufacture, sell and provide related services for the Registrant’s SparrowHawk Gyroplane Program, including the most advanced version of the SparrowHawk aircraft developed to date, the SparrowHawk III.  For purposes of describing the limitations of the technology to be contributed to the Joint Venture by Groen LLC and the limitations of the aircraft to be developed and produced by the Joint Venture, the SparrowHawk and its potential derivate designs are limited to a maximum of two seats inclusive of the pilot’s seat and a maximum gross weight of 680kg (1,500 lbs.).  The SparrowHawk program will also include the transfer to the Joint Venture of the Registrant’s rotor blade design that is currently flying on the Hawk 4 Gyroplane, which transfer is specifically limited to the SparrowHawk Gyroplane aircraft and the Registrant specifically reserved all rights to design, manufacture and sell rotor blades using the Hawk 4 Gyroplane rotor blade technology for aircraft other than the SparrowHawk program

The Agreement provides that it will only come into force upon approval by the Chinese Examination and Approval Authority (“CEAA”) in accordance with applicable law.  If such approval is not granted, the Agreement shall be null and void.  If the CEAA suggests changes to the Agreement, the parties shall consult with one another and may agree to accept or reject such suggestions.  If the parties decide to reject the suggestions or do not agree to the suggestions within 15 days, the Joint Venture Agreement shall be null and void.  Following approval by the CEAA, the Parties shall seek any other required approvals for the establishment of the Joint Venture and the issuance of a business license for the Joint Venture.  The date the business license is issued is referred to in the Agreement as the “Date of Establishment.”  If the Business License is not issued within 180 days of the date of signature of the Agreement, the parties shall jointly consult to determine whether to continue with the formation of the Joint Venture and, if after a period of 30 days the parties cannot agree upon a common action to be taken, then either party shall have the option to deem the Agreement void and of no effect by giving written notice to the other party.  The 180 day period from date of signature was reached on May 14, 2011 and as of the submission of this Report, the Company had not received any confirmation that the Business License had been issued.

Note 10:  Supplemental Statement of Cash Flows Information

During the nine months ended March 31, 2011, the Company had the following non-cash investing and financing activities:

•	Decreased notes payable and current portion of capital lease obligations and increased accrued expenses by $33,000.

•	Decreased common stock and increased accrued expenses by $2,000.

During the nine months ended March 31, 2010, the Company had the following non-cash investing and financing activities:

•	Decreased related party notes receivable through reduction of accrued expenses payable to related parties of $1,000.

•	Decreased notes payable and current portion of capital lease obligations and increased accrued expenses by $39,000.

Cash paid for interest expense was $81,000 and $78,000 for the nine months ended March 31, 2011 and 2010, respectively.

No payments of income taxes were made during the nine months ended March 31, 2011 and 2010.

Note 11:  Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued during the nine months ended March 31, 2011 and through the date of this filing that the Company believes are applicable or would have a material impact on the consolidated financial statements of the Company.

Note 12:  Subsequent Events

Debt Financing

Subsequent to March 31, 2011 through May 13, 2011, the Company has received net proceeds from debt financing pursuant to the Note Purchase Agreement of $240,000.

Extension of Redemption and Maturity Dates

Subsequent to March 31, 2011, the redemption date of the Series B Preferred Stock was extended from April 11, 2011 to August 5, 2011, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.

The maturity date for the 2006/2007 Notes, the Dividend Notes and the Note Purchase Notes was extended from April 11, 2011 to August 5, 2011.

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

Background

The Company is engaged in the business of designing and developing new technology for gyroplane and gyrodyne rotor-wing aircraft for military and commercial uses.  Following the delays in our Heliplane program for DARPA, lower than anticipated results from sales of SparrowHawk kits, and negative conditions in capital markets, we undertook cost-cutting measures that we hope will allow us to continue to develop our technology on a reduced scale.  We have ceased production of the SparrowHawk and effected a substantial reduction in force and have reduced other operating expenditures as well.  We currently have no significant operating revenues.

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

Significant Series B Preferred Stock and Debt Obligations

From 2006 through the present, we have obtained debt and equity financing primarily from certain lenders who are also stockholders of the Company.  As of March 31, 2011, our obligations to such lenders included: 36% promissory notes issued during 2006 and 2007 in the aggregate principal amount of $4,400,000 (the “2006/2007 Notes”); a $44,973,000 Series B 15% Cumulative Preferred Stock Obligation; 15% secured promissory notes in the aggregate principal amount of $53,240,000 that were issued in satisfaction of accrued dividends of $36,962,000 on the Series B Preferred Stock through October 9, 2008 plus $16,278,000 in interest accrued and added to debt principal through March 31, 2011 (the “Dividend Notes”); and secured 15% promissory notes in the aggregate principal amount of $10,957,000 issued pursuant to the Note Purchase Agreement dated October 9, 2008 (the “Note Purchase Notes”).  As discussed in more detail below, the redemption date of the Series B Preferred Stock and the maturity dates of the 2006/2007 Notes, the Dividend Notes and the Note Purchase Notes have been extended to August 5, 2011.  We currently have no operating revenues to pay the interest accruing on the debt described above and we will be unable to repay such debt when it becomes due on August 5, 2011.  Substantially all our assets have been pledged to secure our debts and if the lenders should fail to further extend the redemption dates and maturity dates for such debts as they have done in the past, such lenders could foreclose on substantially all our assets and we would be forced to discontinue our operations.  No assurances can be given that the lenders will further extend the redemption and maturity dates for such preferred stock and debt obligations or that if extended, we will be able to generate revenue or other sources of funds in the significant amount required in order to service and ultimately repay such debt.

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

At March 31, 2011, we had total current liabilities of $151,205,000 and current assets of $150,000, resulting in a working capital deficiency of $151,055,000.  At March 31, 2011, we had a total stockholders’ deficit of $159,486,000.

The Company has ceased production of the SparrowHawk, and currently is seeking to transfer the SparrowHawk and its technology to a joint venture (“JV”) to produce fully-assembled light gyroplanes.  Groen Brothers Aviation International, LLC, (“GBA LLC”) a wholly owned special purpose subsidiary  of the Company, and Guangzhou Suntrans Aviation Science and Technology Co., Ltd. (“Suntrans”), a company incorporated under the laws of the People’s Republic of China (“PRC”), entered into a Cooperative Joint Venture Contract (the “Agreement”) dated effective as of November 14, 2010 that provides for the establishment of Foshan Suntrans-Groen Aviation Co., Ltd. (the “Joint Venture”) to assemble, manufacture, sell and provide related services for the Company’s SparrowHawk Gyroplane Program, including the most advanced version of the SparrowHawk aircraft developed to date, the SparrowHawk III.

The Joint Venture Agreement provides that it will only come into force upon approval by the Chinese Examination and Approval Authority (“CEAA”) in accordance with applicable law and if such approval is not granted, the Agreement shall be null and void.  If such approval is not obtained within 180 days of the date of signature of the Agreement, the parties shall jointly consult to determine whether to continue with the formation of the Joint Venture and, if after a period of 30 days the parties cannot agree upon a common action to be taken, then either party shall have the option to deem the Agreement void and of no effect by giving written notice to the other party.  The 180 day period from date of signature was reached on May 14 and as of the submission of this Report, the Company had not received any confirmation that the Business License had been issued.

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

In October, 2010, shortly prior to the Exhibition, the Chinese State Council, Central Military Commission approved the “low-altitude airspace management reform guidance” that indicates an impending relaxation of regulations limiting the use of private and other commercial aircraft in China.  We believe that as a result, business interest in the development of commercial flight industry in China has been significantly stimulated.  The Company’s exhibit of the ArrowHawk in China in November, 2010, attracted substantial notice in this environment, including an invitation for Mr. David Groen to be a speaker at the “China International General Aviation Summit” in Shanghai in April of this year. This conference, held in association with the Civil Aviation Administration of China (“CAAC”) dealt directly with “Opportunities and Challenges under China’s low-Altitude Airspace.  We believe Mr. Groen’s address on the utility of runway-independent gyroplanes to take advantage of those opportunities was well received.

In this context, several Chinese parties have subsequently approached the Company to explore an interest in cooperation in the development of the ArrowHawk and other gyroplane and gyrodyne products for commercial use.  The Company has held meetings with two such parties and subsequent to the end of the third Quarter, in each case signed a non-binding Memorandum of Understanding (or equivalent agreement) (hereafter “MOU”) for potential development of civil gyroplanes using more advanced technology than the SparrowHawk.  Neither MOU is therefore in conflict with its SparrowHawk joint venture agreement now being submitted for Chinese government approval.   There can be no assurance that these MOUs or other activities will enable the Company to be successful in obtaining the necessary funding for gyroplane programs.

In parallel with the ArrowHawk, the Company has undertaken the initial design of a smaller two-seat gyroplane, named the ShadowHawk, using comparable technology to that of the ArrowHawk and intended for aerial observation for both commercial and public agency usage.  Consequently, the MOUs described above cover both gyroplanes.  As with the ArrowHawk, the Company is seeking funding to finalize the design and certification of the ShadowHawk for commercial production.  There can be no assurance that these MOUs or other activities will enable the Company to be successful in obtaining the necessary funding for gyroplane programs.

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

As noted in our Form 10-K for the fiscal year ended June 30, 2010, the Company is a member of the Vertical lift Consortium (“VLC”) established by the Department of Defense to provide opportunities for small VTOL research and development companies to develop VTOL platforms.  The Company continues to advocate its Heliplane technology through the VLC and other avenues, but there is no assurance that these efforts will be successful.

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

Included in current liabilities and the working capital deficiency at March 31, 2011 is a $44,973,000 Series B Preferred Stock obligation.  The holders of the Series B Preferred Stock (the “Series B Holders”) have agreed to extend the redemption date of the Series B Preferred Stock from time to time and the current redemption date is August 5, 2011, or such later date as agreed to in writing by at least 80% of the Series B Holders.

During 2006 and 2007, we obtained debt financing from the Series B Holders in the aggregate principal amount of $4,400,000 (the “2006/2007 Notes”).  The 2006/2007 Notes provide for the payment of simple interest at the rate of 36% per annum.  The maturity date for the 2006/2007 Notes has been extended from time to time and currently is August 5, 2011.

In October 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, we issued short-term interest bearing notes in the principal amount of $36,962,000 in satisfaction of the accrued and unpaid dividends on the Series B Preferred Stock through October 9, 2008 (the “Dividend Notes”).  Because we had paid such dividends in kind by issuing additional shares of Series B Preferred Stock, the issuance of the Dividend Notes resulted in the redemption of $36,962,000 of Series B Preferred Stock.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and had an outstanding balance of $53,240,000 at March 31, 2011.  The maturity date for the Dividend Notes has been extended from time to time and currently is August 5, 2011.

The Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term promissory notes in the aggregate principal amount of up to $12,750,000 to provide the Company with operating capital, as specified in the draw requests for such notes (the “Note Purchase Notes”).  The draw requests must be approved by the lenders.  Through March 31, 2011, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $10,957,000 and the proceeds had been used by us to cover our minimum operating cash needs.  In addition, $3,500,000 of the proceeds was used to partially redeem the Series B Preferred Stock.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date for the Note Purchase Notes has been extended from time to time and currently is August 5, 2011.

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

Results of Operations

Revenues

Our consolidated revenues are comprised of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Government contract (DARPA)	$-	$-	$-	$72,000
SparrowHawk kits and parts	2,000	-	3,000	1,000
Other operating	1,000	1,000	1,000	1,000

Total	$3,000	$1,000	$4,000	$74,000

As discussed above, we have significantly scaled back the level of our operations, including ceasing production of the SparrowHawk, eliminating substantially all flight training and reducing the level of our involvement in the DARPA contract.  As a result, we currently have no significant operating revenues.  We had total revenues of $3,000 and $1,000 for the three months ended March 31, 2011 and 2010, respectively.  We had total revenues of $4,000 and $74,000 for the nine months ended March 31, 2011 and 2010, respectively, with the decrease in revenues for the comparable nine-month periods attributed to the termination of revenues from the DARPA contract.

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

Costs and Expenses

Our consolidated cost of sales is comprised of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Government contract (DARPA)	$-	$3,000	$1,000	$273,000
SparrowHawk kits and parts	4,000	2,000	6,000	(8,000)
Other	-	-	2,000	-

Total	$4,000	$5,000	$9,000	$265,000

As discussed above, we significantly scaled back the level of our operations, including ceasing production of the SparrowHawk, eliminating substantially all flight training and reducing the level of our involvement in the DARPA contract.  Consequently, we currently incur only nominal amounts of cost of sales.  Total cost of sales decreased $1,000 to $4,000 in the three months ended March 31, 2011 from $5,000 in the three months ended March 31, 2011.  Total cost of sales decreased $256,000 to $9,000 in the nine months ended March 31, 2011 from $265,000 in the nine months ended March 31, 2010.

Research and development expenses for the three months ended March 31, 2011 increased to $354,000 from $343,000 for the three months ended March 31, 2010, and increased to $1,251,000 for the nine months ended March 31, 2011 from $756,000 for the nine months ended March 31, 2010.  As work on the DARPA contract has terminated, engineering and management resources have been devoted to research and development projects.  Research and development activities that required additional personnel primarily involved advancing the design of the ArrowHawk and ShadowHawk gyroplanes in response to potential customer interest, as well as making preparations for the transfer of technical documentation for SparrowHawk production in China by the Joint Venture if and when approved by the Chinese regulatory authorities.  Other activities included the development of opportunities for potential joint venture activities and subcontract opportunities with industry partners, the assessment of variations to the SparrowHawk for the international market and of fully assembled SparrowHawk gyroplane derivatives for the US Light Sport Aircraft market, potential applications of our technology to vertical take-off military aircraft, runway independent short-haul airliners and other aircraft, including government contract opportunities.

General and administrative expenses for the three months ended March 31, 2011 increased to $443,000 from $252,000 for the three months ended March 31, 2010, and increased to $1,731,000 for the nine months ended March 31, 2011 from $780,000 for the nine months ended March 31, 2011.  The increase in our general and administrative expenses in the first nine months of the fiscal year ending June 30, 2011 resulted primarily from increased marketing expenses in preparation for and during the major air show in Zhuhai, China in November 2010, and less general and administrative resources devoted to work on the DARPA project.

Other Income and Expenses

As a result of the reduction in our related party notes receivable, related party interest income is currently insignificant to our consolidated financial statements.  Related party interest income was $1,000 for each of the three-month periods ended March 31, 2011 and 2010, and was $2,000 for each of the nine-month periods ended March 31, 2011 and 2010.

We realized a gain on sale of property and equipment of $14,000 in the three months and six months ended March 31, 2011.  We had no gain on sale of property and equipment in the prior year comparable periods.

We realized a gain on extinguishment of debt of $9,000 in the three months ended March 31, 2011 and $8,000 in the three months ended March 31, 2011.  We recognized a gain on extinguishment of debt of $77,000 for the nine months ended March 31, 2011 and $76,000 for the nine months ended March 31, 2010.

Interest expense for the three months ended March 31, 2011 increased to $3,309,000 from $2,790,000 for the three months ended March 31, 2010, and increased to $9,643,000 for the nine months ended March 31, 2011 from $8,154,000 for the nine months ended March 31, 2010.  We continue to fund our operations with an increase in related party debt, which has resulted in increased interest expense.

Series B Preferred Stock interest expense for the three months ended March 31, 2011 increased to $1,625,000 from $1,520,000 for the three months ended March 31, 2010, and increased to $4,702,000 for the nine months ended March 31, 2011 from $4,411,000 for the nine months ended March 31, 2010.  Dividends on the Series B Preferred Stock, which are recorded as interest expense, have been “paid in kind” with additional shares of Series B Preferred Stock.  This results in increasing levels of Series B Preferred Stock interest expense.

Net Loss

The net loss for the three months ended March 31, 2011 was $5,708,000 compared to $4,900,000 for the three months ended March 31, 2010, and $17,239,000 for the nine months ended March 31, 2011 compared to $14,214,000 for the nine months ended March 31, 2010.  The increase in the net loss in the first nine months of fiscal year 2011 resulted primarily from the decrease in revenues and the increase in research and development expenses, general and administrative expenses, and interest expense, as further discussed above.

Liquidity and Capital Resources

Series B Preferred Stock Obligation

At March 31, 2011, we had total current liabilities of $151,205,000 and current assets of $150,000, resulting in a working capital deficiency of $151,055,000.  Included in current liabilities and the working capital deficiency at March 31, 2011 is a $44,973,000 Series B Preferred Stock obligation.  With the approval of the Series B Holders, the maturity date of the Series B Preferred Stock has been extended from time to time and currently is August 5, 2011, or such later date as agreed to in writing by at least 80% of the Series B Holders.

During 2006 and 2007, we obtained debt financing from the Series B Holders in exchange for 2006/2007 Notes in the aggregate principal amount of $4,400,000.  The 2006/2007 Notes provide for the payment of simple interest at the rate of 36% per annum.  The maturity date of the 2006/2007 Notes has been extended from time to time and currently is August 5, 2011.

In October 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, we redeemed $36,962,000 of the outstanding Series B Stock in exchange for short-term interest bearing Dividend Notes.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and had a balance of $53,240,000 at March 31, 2011.  The maturity date of the Dividend Notes has also been extended from time to time and currently is August 5, 2011.

In addition, the Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term Note Purchase Notes to provide us with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through March 31, 2011, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $10,957,000 and the proceeds had been used by us to cover our minimum operating cash needs.  In addition, on June 28, 2010, $3,500,000 of the proceeds was used to redeem 3,500 shares of the Series B Preferred Stock with a book value of $3,500,000.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date of the Note Purchase Notes has been extended from time to time and currently is August 5, 2011.

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

Subsequent to March 31, 2011, the Company has received proceeds from debt financing pursuant to the Note Purchase Agreement of $240,000.

 In connection with the execution of the Note Purchase Agreement and the issuance of the Series B Preferred Stock, substantially all our assets, including our intellectual property, have been pledged as collateral for our debt.

In order to repay these obligations in full or in part when due, we will be required to raise significant capital from other sources and to meet certain capital requirements under Utah State law.  Alternatively, we will be required to negotiate another extension of the Series B Preferred Stock redemption date and the maturity dates of the 2006/2007 Notes, the Dividend Notes and the Stock Purchase Notes, as we have accomplished in the past.  There is no assurance, however, that we will be successful in raising the capital required to repay the Series B Preferred Stock and related notes payable obligations or in obtaining a further extension of the Series B Preferred Stock redemption date and the related notes payable maturity dates beyond August 5, 2011.

Other Debt Obligations

Current liabilities at March 31, 2011 included $81,606,000 notes payable to related parties, comprised of the following:

Series B Holders:
Dividend Notes	$53,240,000
Note Purchase Notes	10,957,000
2006/2007 Notes	4,400,000
68,597,000
Other Related Parties	13,009,000

Total Related Party Notes Payable	$81,606,000

Of the other related parties notes, $2,611,000 is in default.  In addition, we are delinquent in making payments of accrued interest payable of $2,124,000 on this related party debt at March 31, 2011.  Most of these related party notes payable are held by long-time shareholders and lenders of the Company and are payable on demand or are short-term in nature.  There is no assurance that these related party lenders will not demand payment of this short-term indebtedness in the near future.

Also included in current liabilities at March 31, 2011 are notes payable and capital lease obligations to unrelated parties of $1,410,000, a significant portion of which is in default.  In addition, we are delinquent in making payments of accrued interest payable of $858,000 on this debt at March 31, 2011.  We continue to make some payments on this indebtedness and continue discussions with many of these vendors and lenders, and have, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.  There is no assurance that these vendors and lenders will continue to forebear from collection or legal action.

Operating, Investing and Financing Activities

Net cash used in operating activities was $2,812,000 for the nine months ended March 31, 2011, compared to net cash used in operating activities of $1,625,000 for the nine months ended March 31, 2010.  The increase in the net cash used in operating activities in the first nine months of the current fiscal year is due primarily to the increase in our net loss for this period.

Net cash provided by investing activities for the nine months ended March 31, 2011 was $1,000, comprised of proceeds from the sale of property and equipment of $14,000, partially offset by the purchase of property and equipment of $13,000.  Net cash provided by investing activities for the nine months ended March 31, 2010 was $1,000, consisting of payments of related party notes receivable.

We have recently funded losses from operations and net cash used in investing activities primarily from the issuance of debt to related parties (current shareholders and lenders of the Company) and the increase in accrued expenses, and will require additional funding from these sources to sustain our future operations.

Net cash provided by financing activities was $2,387,000 for the nine months ended March 31, 2011, comprised of proceeds from the issuance of debt of $2,405,000, partially offset by repayment of debt and capital lease obligations of $18,000.  Net cash provided by financing activities for the nine months ended March 31, 2010 was $1,510,000, comprised of proceeds from the issuance of debt of $1,615,000 and increase in bank overdraft of $14,000, partially offset by repayment of debt and capital lease obligations of $119,000.

We currently do not have sufficient cash to sustain our operations for the next twelve months.  We are dependent on the lenders under the Note Purchase Agreement to continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.  As discussed above, the Note Purchase Agreement provides for the periodic sale by the Company to the lenders of short-term promissory notes to provide us with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through March 31, 2011, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $10,957,000 and the proceeds had been used by us to cover our minimum operating cash needs.  In addition, $3,500,000 of the proceeds was used in June 2010 to partially redeem our Series B Preferred Stock.  There is no assurance that this funding under the Note Purchase Agreement will continue beyond the current short-term agreement, and there is no assurance that we will be successful in either raising sufficient capital from other sources or improving operations.

Management does not anticipate that revenues or expenses will be materially affected by inflation during the next twelve months of operations.

Our operations are not subject to material seasonal fluctuations.

Off Balance Sheet Commitments

We currently have no material non-cancelable operating lease commitments in excess of one year.

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued during the nine months ended March 31, 2011 and through the date of this filing that the Company believes are applicable or would have a material impact on the consolidated financial statements of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.  The Company is a smaller reporting company.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011, the end of the period covered by this report.  Based on that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company as of March 31, 2011 were effective such that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

During the quarter ended March 31, 2011, we took additional steps to strengthen our disclosure controls and procedures with regard to the identification of actions that require disclosure on Form 8-K and the notification of our outside consultants before the actions are taken.  We believe these enhanced procedures are adequate to cure the deficiencies in our disclosure controls and procedures that existed as of December 31, 2010.  However, it should be noted that a controls system cannot provide absolute assurance that the objectives of the controls systems are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Change in Internal Control Over Financial Reporting

Other than those matters discussed above, there was no change in our internal control over financial reporting during the third quarter of our fiscal year 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended March 31, 2011.

Item 3.  Defaults Upon Senior Securities

As more fully discussed under “Liquidity and Capital Resources” above, as of March 31, 2011, we are delinquent in making payments on notes payable to vendors and others totaling $1,427,000, notes payable to related parties totaling $2,611,000, and $2,982,000 of accrued interest payable on debt.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Not applicable.

Item 6.                 Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
3.1	Ninth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed January 5, 2011(1)
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

(1) Exhibit filed with the company’s Quarterly Report on Form 10-Q for the quarter ended December 31,2010 and incorporated herein by reference. * Exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROEN BROTHERS AVIATION, INC.

/s/ David Groen
David Groen, President, Chief Executive Officer
and Chief Financial Officer
(Principal Executive and Principal Financial Officer)

Date: May 16, 2011