Form 10-K
period 2011-06-30
GROEN BROTHERS AVIATION INC /UT/
filed 2011-10-13
CIK 870743

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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
Yes ☑    No ☐

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act  ☐ Yes  No ☑

The aggregate market value of the voting and common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant's second fiscal quarter ended December 31, 2010 was $2,457,000.

The number of shares outstanding of the registrant’s no par value Common Stock as of October 13, 2011 was 171,416,289.

Documents Incorporated by Reference
None

Groen Brothers Aviation, Inc.
Annual Report on Form 10-K
Year Ended June 30, 2011

PART I

Item 1.             Business

Going Concern Qualification

The Report of Independent Registered Public Accounting Firm on our 2011 audited consolidated financial statements addresses an uncertainty about our ability to continue as a going concern, indicating that our operating losses and lack of working capital raise substantial doubt about our ability to continue as a going concern.  At June 30, 2011, we had total current liabilities of $157,294,000 and current assets of $314,000, resulting in a working capital deficiency of $156,980,000.  At June 30, 2011, we had a total stockholders’ deficit of $165,529,000.  There can be no assurance that management’s efforts to adequately capitalize the Company or attain a successful level of operations and cash flows will be successful.  In light of our current financial position and the uncertainty of raising sufficient capital to achieve our goals, the Company’s viability as a going concern is uncertain.

Reduced Level of Operations

Following delays in our Heliplane program for the U.S. Defense Advanced Research Projects Agency (“DARPA”), lower than anticipated results from sales of our SparrowHawk kits, and negative conditions in capital markets, in May 2008 we effected a substantial reduction in force and significantly scaled back the level of our operations, including the termination of our SparrowHawk kit gyroplane manufacturing operation.

The negative cash flow consequences resulting from delays in the Heliplane program, made it necessary for us to resign our prime contractor position on the DARPA contract, after successfully completing Phase IA.  Accordingly, in January 2009, DARPA on our recommendation announced the award of the Heliplane for Phase IB prime contractor position to the Georgia Institute of Technology (“GT”), with the Company engaged as a GT subcontractor for the rotor systems work.  Phase IB has been completed successfully, but funding for Phase II has not subsequently been made available.  Our future involvement in this DARPA contract is not anticipated, but we continue to seek opportunities with the Department of Defense (“DoD”) where we believe our Heliplane technology expertise can offer advantages for US military needs.

In these circumstances the Company has continued to operate at its reduced level of operations, focused on exploring means of exploiting its gyroplane and gyrodyne technology for commercial applications and for military usage in the United States or where permitted by International Traffic in Armaments (“ITAR”) regulations.

These activities are described in detail under Company Products while funding is described in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operation, but summarized as follows.  In October 2008, the Company entered into a Note Purchase Agreement with the holders of our Series B Preferred Stock (“Series B Holders”) that provides for the periodic sale by the Company to the lenders of short-term promissory notes to provide us with funding to cover our minimum cash needs and the Series B Holders have continued to cover minimum cash needs with monthly funding.  Furthermore, as described under Company Products, they have contributed materially to our efforts to establish joint ventures or other strategic relationships that will allow us to fund the development and commercialization of our technology.  However, there can be no assurance that we will be successful in these efforts, or that this funding will continue.

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

Gyroplane and Gyrodyne Technology

Autorotative flight was developed in 1919 by Spanish aviator, Juan de la Cierva, with the objective of eliminating the risk of stalling inherent in all fixed wing aircraft when forward speed drops below a critical speed.  De la Cierva named and trademarked his invention as the “autogiro,” which means “self turning” or “autorotation.”  The rotary wing of a gyroplane1, however, powered in flight only by the onrushing air, much like a windmill, will not stall.  A reduction in forward speed will not result in a sudden loss of lift.  As speed decreases, a gyroplane will begin to descend, right side up and controllable, as its rotating wing continues to provide lift with the upward flow of air driving the rotor.  This provides the gyroplane with an important inherent safety advantage over a conventional airplane for activities requiring low altitude and low speed operations.  In a low level surveillance role, such as law enforcement, border patrol, traffic control, etc., proper procedure for all rotorcraft is to circle in a slow orbit, something we believe that Company-designed gyroplanes can do efficiently and safely.

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

Initial GBA Research & Development into Gyroplane Technology

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

At this point, management recognized that the opportunities for gyroplanes, and for the Company, extended well beyond the original general aviation market objective, and had broad potential for commercial, governmental and military applications.  Our focus was thus reoriented to the design of a larger four-seat gyroplane, the GBA Hawk 4, intended for Federal Aviation Administration (“FAA”) certification with a wide range of potential commercial and public use applications.  The development of the Hawk 4 and its derivatives, the initiation of the manufacture of the smaller two-seat SparrowHawk kit gyroplane and its derivatives, and our subsequent entry into the military market through the DARPA program are reviewed in the section below, Company Products.

Company Products: The Hawk 4 and Advanced Derivatives

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
3 As described later, with design and analysis tools utilized during the Heliplane program, as well as an analysis of market developments, the Hawk 4 Gyroplane has undergone a redesign study that indicates that the Company should develop a six passenger version of the Hawk series.

The most serious interest in this project initially came from Spain, where the first gyroplane was flown in 1923.  That country presented an attractive combination of market potential, available skills and funding sources, and favorable legal and political environment.  As a result, we sought diligently to set up a JV in Spain through which the Hawk series could be certified under FAA and European regulations.  The objective, in broad terms, was for GBA to provide the JV with its Hawk Gyroplane technology and oversee and participate in the certification program (on commercial terms).  The other partners, governmental and industrial, would provide funding, manufacturing, and other resources.  Although we made substantial progress towards such a JV, the European financial crisis and its impact in Spain ultimately terminated those discussions in 2008.  We are therefore pursuing other more encouraging opportunities to exploit Hawk technology through joint ventures in Asia and Eastern Europe that would take advantage of the advances in technology described below that we have made since the Hawk 4 was designed.

GBA ArrowHawk Gyroplane

We believed that the technology of Hawk 4 Gyroplane, the world’s first turbine-powered gyroplane, promised to be highly competitive in its markets in the early years of the 21st Century.  Since that time, GBA’s technology has advanced substantially and rotorcraft technology from potential competitors has also progressed.  As a result, we believe we are now in a position to design gyroplanes that benefit from the use of composite materials that in conjunction with advanced aerodynamic analytical techniques permit both substantially lower aircraft weights and reduced drag.  Furthermore, we believe we can now offer a much superior airfoil design for our rotor blades than that offered by the Hawk 4 blades.  In addition to these gains from the Company, engine manufacturers and other suppliers also offer improved component performance that the Company can use.

Together, these advances enable gyroplane designs that maintain the inherent advantages demonstrated by the Hawk 4, of simplicity, safety, low operating cost and high utilization compared to other types of rotorcraft, while offering increase in speed, range, payload and vertical take-off capability.  We have assessed the evolving rotorcraft market and our competitors’ products in the context of these new performance capabilities and thus believe that a new six passenger seat (plus pilot) aircraft, preliminarily named the ArrowHawk, would extend and enlarge the commercial market envisaged for the Hawk 4.  Well suited to the future market place, we believe it has the potential to offer economic and performance advantages over competitive aircraft types for applications ranging from tour operations to power/pipeline patrol.  We have initiated the design for the ArrowHawk to compete in this market and have entered into discussions with potential joint venture partners in Asia related to its production.  As of the date of this Report, we are seeking funding to finalize the design and certification of the ArrowHawk for commercial production.

In reviewing the potential market for the ArrowHawk and gyroplane products in general, we recognized the vast potential of China, where the limitations of both air and ground infrastructure, together with tight regulations, have prevented the development of markets that gyroplanes can serve effectively.  Thus, with the assistance of our investors we have addressed much of our recent marketing efforts to China.  Notably, the Company arranged for the construction of a full scale model of the ArrowHawk for exhibit at China’s largest Air Show, the China International Aviation & Aerospace Exhibition in Zhuhai in November 2010.  With prime positioning at the Show among the world’s leading aircraft manufacturers; the ArrowHawk model attracted substantial attention.

Business interest in the ArrowHawk and its potential application in China was greatly enhanced because in October, 2010, shortly prior to the Exhibition, the Chinese State Council, Central Military Commission approved the “low-altitude airspace management reform guidance.” This indicated the strong likelihood of an impending relaxation of regulations limiting the use of private and other commercial aircraft in China, stimulating new excitement over the potential use of small aircraft such as the ArrowHawk that had not been previously permitted.  This lead to an invitation for our Chairman, Mr. David Groen, to be a keynote speaker at the “China International General Aviation Summit” held in Shanghai in April this year.  This Conference, held in association with the Civil Aviation Administration of China (“CAAC”), dealt directly with “Opportunities and Challenges under China’s low-Altitude Airspace.  Mr. Groen’s address on the utility of runway-independent gyroplanes to take advantage of those opportunities was well received and in this context, several Chinese parties have subsequently approached the Company to explore an interest in cooperation in the development of the ArrowHawk and other gyroplane and gyrodyne products for commercial use.

The Company has held meetings with two such parties and in each case subsequent to the end of the third Quarter of FY2011, and signed a Memorandum of Understanding (“MOU”) with each for potential development of civil gyroplanes.  As of the date of this Report, those discussions are continuing but there can be no assurance that either of these MOUs will enable the Company to be successful in obtaining the necessary funding for the ArrowHawk or ShadowHawk programs.  In these circumstances the Company has continued to hold discussions with parties in Europe and Asia on development of its commercial products.

As noted in the “Reduced Level of Operations” section above, the Company terminated the manufacture of its SparrowHawk kit gyroplanes in 2008.  As discussed in detail in the next section, we were approached subsequently by a Chinese company interested in manufacture of light gyroplanes, resulting first in an MOU and later a conditioned joint venture agreement to build and sell SparrowHawks and certain derivatives of SparrowHawk technology.

Each of the recent MOUs envisages the use of more advanced technology than the SparrowHawk and thus neither MOU is in conflict with the SparrowHawk Joint Venture agreement.

GBA ShadowHawk Gyroplane

In parallel with the ArrowHawk, the Company has undertaken the initial design of a smaller two-seat gyroplane, named the ShadowHawk, using comparable technology to that of the ArrowHawk and intended for aerial observation for both commercial and public agency usage.  Unlike the two-seat SparrowHawk, designed with side-by-side seating for private flying as noted below, the ShadowHawk has tandem seating with optimized viewing for pilot and observer and again unlike the kit-built SparrowHawk, the ShadowHawk is designed as a fully-assembled aircraft with the intent of obtaining full FAA or equivalent certification.

Like the ArrowHawk, the ShadowHawk has aroused interest in China particularly for power-line and pipeline patrol in areas difficult to access safely by ground or other air vehicles, including high-altitude sites.  In view of these market demands, the ShadowHawk is intended to be offered with a range of engines, including a turbo-compression version for mountainous terrain.

Earlier discussions with the U.S. Office of Domestic Preparedness (“ODP”) on gyroplane usage emphasized the merits of the SparrowHawk as a readily available, ultra-low cost air surveillance vehicle.  Similarly, discussions held with the U.S. Department of Defense (“DOD”) for the use of gyroplanes for mine and bomb detection to counter those threats in Iraq and Afghanistan, emphasized its low cost and early availability in relation to other solutions.  In both cases, it became clear that while these government agencies had an interest in the potential performance and reliability of a gyroplane, there was a strong preference for aircraft with FAA or equivalent certification.  The ShadowHawk specifications incorporate lessons learned from those discussions, making those agencies also potential customers for the ShadowHawk.

The Company is therefore also seeking funding to finalize the design and certification of the ShadowHawk in addition to the ArrowHawk for commercial production, including US Public Use applications.

SparrowHawk Kit-built Gyroplane

While recognizing in fiscal year 2003 the infeasibility of continuing at that time with FAA certification of the Hawk 4 Gyroplane, we also noted that the general aviation kit-plane market, which does not require the costly certification process required for commercial operation of the Hawk 4, still lacked the safe, economical, easy-to-fly gyroplane that we originally intended to produce.  In the opinion of management, the kit-plane market could expand significantly as a result of our entrance into that market.  Although hundreds of kit-built small gyroplanes had been produced by a variety of manufacturers over many years, for the most part, we believed these gyroplanes did not incorporate a full understanding of gyroplane dynamics and that this contributed to the fact that fatality statistics of kit gyroplanes did not reflect the inherent safety of the gyroplane.  Because we recognized our important vested interest in the reputation for safety of gyroplanes in general, management believed that both to protect the reputation of the gyroplane and to take full advantage of an underserved market, we should enter this market with a two-seat kit gyroplane that we named the SparrowHawk.

We began deliveries of SparrowHawk kits during the third quarter of our fiscal year ended June 30, 2004, recording initial revenues from this aircraft in the fourth quarter of fiscal year 2004.  During the years ended June 30, 2011 and 2010, we had no revenues from the sale of SparrowHawk kits, and reported only incidental revenues from the sale of SparrowHawk parts of $3,000 and $2,000, respectively.

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

SparrowHawk Fully-Assembled Gyroplane

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

In December 2010, Groen Brothers Aviation International, LLC (“Groen LLC”), a wholly owned subsidiary of the Company, and Guangzhou Suntrans Aviation Science and Technology Co., Ltd., a company incorporated under the laws of the People’s Republic of China (“Suntrans”), entered into a Cooperative Joint Venture Contract (the “Agreement”) dated as of November 14, 2010 that provided for the establishment of Foshan Suntrans-Groen Aviation Co., Ltd. (the “Joint Venture”) to produce fully-assembled Light Gyroplanes based upon the Company’s SparrowHawk design.  The Agreement generally provides that it will only come into force upon approval by the Chinese Examination and Approval Authority (“CEAA”) in accordance with applicable law and that if such approval is not granted, the Joint Venture Agreement shall be null and void.  Further, if approval has not been obtained and a business license for the Joint Venture has not been issued within 180 days of the date of signature of the Agreement, the parties shall jointly consult to determine whether to continue with the formation of the Joint Venture and, if after a period of 30 days the parties cannot agree upon a common action to be taken, either party shall have the option to deem the Agreement void and of no effect by giving written notice to the other party.  If the Joint Venture should become effective, Groen LLC expects to receive 25% of the equity in the JV in return for its contribution to the JV of its SparrowHawk III assets, rights to SparrowHawk designs and defined SparrowHawk derivatives and a rotor blade design from the Hawk 4 Gyroplane.

As of the date hereof, the Joint Venture has not been approved by the CEAA and both the 180 day period and the 30 day period have run.  As a result, both parties are free to initiate steps that could lead to the abrogation of the agreement.  Although as of the date hereof neither party has chosen to take any such step, we can give no assurance that the parties will obtain approval from the CEAA to establish the Joint Venture or that the implementation of the Agreement will ever take place.

Light Sport Aircraft

During fiscal year 2005, the FAA announced the establishment of a new category of aircraft, called Light Sport Aircraft (LSA), in which manufacturers were permitted to produce and sell small, non-complex, fully assembled aircraft without the necessity of fulfilling the requirements for an FAA “Type-Certificate.”  While helicopters were excluded from the LSA category as being too complex, gyroplanes were included, but only in a sub-category defined as Experimental Light Sport Aircraft (E-LSA), limited to the period that ended January 31, 2008 and this approval has not been reinstated.  GBA, Sportcopter, an Oregon company, and four European gyroplane manufacturers applied to the FAA for exemptions that would permit LSA operations of their aircraft, but all those applications were denied. However, in doing so, the FAA provided useful guidance to the gyroplane community for its requirements for a successful future application for an exemption.

Management believes a large market may arise within the United States for fully assembled LSA gyroplanes if the FAA eventually approves their operation.  We believe that our technology would be well suited to this market and be capable of conforming to the newly defined requirements.  As previously noted, we have initiated the design of a new light gyroplane, called the ShadowHawk as a patrol aircraft that would be required to receive full FAA certification.  We have also developed an initial design of a sister version of the ShadowHawk, called the SportHawk for private flying that would only be required to meet LSA regulations.  We believe that the production of complete aircraft, such as the SportHawk and ShadowHawk, will enable us to maintain quality control over the finished product, eliminate the delay between delivery and in-service dates, and overall enable the product and Company to be more effectively branded, difficulties that were factors in our decision to terminate manufacture of kit aircraft.

Future Applications of GBA Gyroplane and Gyrodyne Technology

The knowledge and flight experience that we had gained from our design and extensive flight testing of the Hawk 4 enabled GBA to establish itself as a leading authority on the technology of sustained autorotative flight.  In the post 9/11 defense environment we recognized that this technology could have substantial military potential with the ability to serve in a wide variety of roles both as gyroplanes and gyrodynes.  These could range from high speed utility and transport rotorcraft to heavy lift Vertical Take-off and Landing (“VTOL”) transports all potentially conventionally piloted or as unmanned air vehicles (“UAV”s).

Based on our flight experience with the Hawk 4 and our further analytical studies, we believe our technology is fully scalable to large gyroplanes and readily adaptable to the large versions of the gyroplane’s derivative form, the gyrodyne.  The gyrodyne is a rotary wing aircraft that uses rotor blade “tip-jets” for short duration power permitting pure vertical takeoff and landing, and providing the capability to hover like a helicopter.  During the en-route portion of the flight the tip-jets are turned off and the gyrodyne flies as a gyroplane in autorotation.  Such an aircraft could be capable of both lifting substantial payloads in gyrodyne mode and covering substantial range as a gyroplane.  The 44 passenger British Fairey Rotodyne aircraft demonstrated the technical validity of this concept in the late1950's.  With the application of modern technology developed by the Company, particularly that related to high speed rotorcraft flight, we believe this concept is capable of becoming a highly utilitarian aircraft platform, with many diverse applications.

In recognition of these capabilities, we have regularly assessed opportunities for military applications of our gyrodyne technology.  In particular, we have addressed conceptual designs for vertical takeoff aircraft with payload and range capabilities that no aerospace manufacturer has been able to offer and that would contribute to the military and security needs of the United States Government.  As a consequence, we have been able to respond to requests for proposals from government agencies and military commands.  These submissions have ranged from small UAV gyroplanes to large vertical takeoff and landing (“VTOL”) freighters.  Applications have also been made in partnership with either a major aerospace company or an academic institution with preeminent aerospace credentials.

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

We completed Phase One of the four phase program with a preliminary design review (PDR) in November of 2007.  In January of 2009, DARPA funded a six month Heliplane Phase 1B effort to design and evaluate a modification to the Heliplane’s rotor-blade tip-jets to reduce its sound signature.  For Phase IB, DARPA chose, at our recommendation, Georgia Institute of Technology (“GT”) to lead the program as prime contractor with the Company as the primary subcontractor for the critical rotor system.  We made this recommendation because of our inability to fund the cash flow shortfall while waiting to be paid for work completed.  Phase IB has been completed successfully, but funding for Phase II has not subsequently been made available.  Our future involvement in this DARPA contract is not anticipated, but we continue to seek opportunities with the DoD where our Heliplane technology and other expertise can offer special advantages for US military needs.

In this regard, the Company has applied for and been accepted as a member of an organization established by DoD in 2009 named the Vertical Lift Consortium (“VLC”).  DoD intends that the VLC will provide an opportunity for large original equipment manufacturers of rotorcraft and large aerospace contractors to join with non-traditional contractors, small VTOL research and development companies and academic/non-profit institutions to develop innovative new VTOL platforms.  The Company is one of 17 non-traditional suppliers within the 78 company VLC membership.

The Company can make no assurances that any of the Company’s submissions in response to RFPs will be accepted or funded beyond what has already taken place.

During the fiscal years ended June 30, 2011 and 2010, we reported revenues from the DARPA contract of $0 and $72,000, respectively.

Future Company Gyrodyne Aircraft

Large gyrodynes based on developments of our Heliplane technology applied to the Rotodyne concept represent the possible model for the next generation rotor wing aircraft.  Such runway-independent aircraft could meet economy and performance goals not considered achievable by any other type of VTOL aircraft.  Specifically, the gyrodyne technology developed for the Heliplane has direct application to the design of short-range vertical take-off and landing (“VTOL”) commercial airliners that are runway independent.

Growth in the world passenger and cargo traffic appears likely to create demand for aircraft that do not require the use of increasingly congested runways at major airports and are not limited by air traffic control constraints.  We anticipate the potential of an opportunity to develop 19-90 seat gyrodynes to provide commercial passenger service in short and medium-range markets.  By using the airframe of an existing type-certificated production airplane and adding our rotor system, we envisage that gyrodyne airliners could be delivered for substantially less investment and in less time than would normally be required to bring a new airliner to market.

We have engaged in discussions with potential aerospace strategic partners in this country with respect to commercial gyrodyne and gyroplane airliner applications, and in Europe, India, and China. We believe the proposals that we have presented, or participated in presenting, have been well received and helped generate credibility for the value of our technology among key segments of the aerospace industry.  We will continue to seek opportunities to obtain government research and development contracts for use of our technology in both military and civilian agency fields where we believe that it can offer meaningful advantages in performance or cost over competing technologies.  Management believes that it is in the national interest that our unique gyroplane technology is developed.

The Company’s leading position in its field is getting international recognition.  As previously noted, our Chairman, Mr. David Groen, was a keynote speaker at the “China International General Aviation Summit” held in Shanghai in April this year.  This Conference, held in association with the Civil Aviation Administration of China (“CAAC”), was the first to address the “Opportunities and Challenges under China’s low-Altitude Airspace” that are emerging from the important announcement in November of the opening up of China to civilian aircraft.

Mr. Groen has subsequently been invited to give the 50th Annual Cierva Lecture at the Royal Aeronautical Society (“RAeS”) in London in October 2011. The RAeS, founded in 1866, is the oldest aerospace organization and among the most respected in the world.  Its Cierva Lecture commemorates the achievements of the rotorcraft pioneer, Juan de la Cierva, and those who have given the Lecture over its long history have all been major contributors to rotary wing flight.  Mr. Groen, as he did in Shanghai, will be discussing the opportunities for runway-independent aircraft to address the congestion problems of the world’s airports.

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

In view of our intention to obtain funding to build and certify our ArrowHawk gyroplane that enlarges and extends the market potential of the Hawk 4, and replaces it in our plans, we propose to convert the Hawk 4 dealer deposits to ArrowHawk dealer deposits.  If such funding is obtained, we estimate the certification process of the ArrowHawk will require at least three years to completion and no assurance can be given that such certification will be obtained.  Because of the long-term prospects of obtaining the funding and completing the certification, dealer deposits have been recorded as long-term liabilities.

In recognition that many of the potential opportunities for use of our gyroplane products lay in Asia, in fiscal 2005 we hired Mr. Jason Chen, as Vice President of Business Development in Asia, who now acts as a consultant leading our efforts in that continent.  As a result of the hiring of Mr. Chen, executive officers and employees of the Company met in China with government officials and aerospace executives on several occasions.  In these meetings, Company representatives made presentations covering the application of our gyroplane and gyrodyne technologies to China’s commercial needs.  We believe the presentations were well received and resulted in us being invited back to China to discuss specific proposals for joint ventures or cooperation.  Mr. Chen was responsible for introducing us to Suntrans, the SparrowHawk Gyroplane JV partner with whom we have entered into a joint venture agreement subject to Chinese regulatory approval, and he continues to actively participate in our efforts to progress that objective.

We believe that Asia represents a potentially very large market for our products, from the SparrowHawk size gyroplanes, to the Hawk gyroplane derivatives, to the varying sizes of tip-jet powered gyrodynes in commuter airline and transport category aircraft.  In addition, we believe that these types of safe, economical, high performance Ultra-Short and Vertical Takeoff and Landing (USTOL and VTOL) aircraft can be very important in helping solve the transportation needs of the burgeoning economies of China, India, Korea and other Asian nations.  We can, however, give no assurance that we will be successful in completing development of our products or in entering those markets.

Government Regulation

The nature of aviation products has resulted in their manufacture being regulated by governments for public safety, national defense, and economic and/or political purposes.  Such regulations vary widely by country, by product type and by usage.  Our products and intended products are principally impacted by United States laws and regulations, but also by requirements in our potential export markets.  As our products can be used for private, commercial, public agency or military purposes, their sale and operation are governed by regulations appropriate to each category.  Developmental flight testing of our aircraft is carried out under exemption rules covering experimental aircraft.  The following section reviews the principal regulations applicable to each category of our activities in the United States.

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

The regulations pertaining to aircraft certification are contained in Title 14 of the United States Code, the “Federal Aviation Regulations” (FAR).  Aircraft in the category of the Company’s Hawk 4 aircraft, to be operated commercially or privately, must receive an Aircraft Type Certificate under Part 27 (normal category rotorcraft weighing less than 6,000 lbs) of the FAR, while the Production Certificate must be obtained under Part 21 of the FAR.

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

An aircraft that meets the above definition of “public aircraft” shall, notwithstanding any limitation relating to use of the aircraft for commercial purposes, be considered to be a public aircraft for the purposes of this part without regard to whether the aircraft is operated by a unit of government on behalf of another unit of government, pursuant to a cost reimbursement agreement between such units of government, if the unit of government on whose behalf the operation is conducted certifies to the Administrator of the Federal Aviation Administration that the operation was necessary to respond to a significant and imminent threat to life or property (including natural resources) and that no service by a private operator was reasonably available to meet the threat.

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

Competition

To our knowledge, no other gyroplane is being prepared for commercial FAA certification, nor are any certified commercial gyroplanes currently being manufactured.  The sole company known to be developing modern gyroplane technology is CarterCopter, LLC (“Carter”).  Carter, like the Company, has identified the potential for a safe and efficient gyroplane that can operate without the need for a runway.  Carter has, however, approached the market from a very different perspective than the Company.  Carter has stated that its business strategy is to be a technology development company, not a manufacturer, and therefore, for these reasons we do not believe the CarterCopter represents any direct competition to the derivatives of the Hawk 4, such as the ArrowHawk, or of the SparrowHawk, such as the ShadowHawk.  However, Carter has licensed its technology in some form to AAI, a Textron subsidiary and we understand that this might relate to AAI’s in unmanned aircraft.  If the Company’s activities are successful in expanding to unmanned aircraft, AAI could become a competitor.  However, we do not know how to rate the potential competition that may arise in that circumstance.

Competition for the Hawk 4 variants, such as the ArrowHawk, lies largely in the helicopter segment, although the aircraft is competitive with airplanes for certain missions and is expected to obtain part of its market from fixed–wing markets.  Its principal competitors are therefore comparably-sized turbine-powered helicopters, with similar speed, payload and range capabilities, notably those produced by Eurocopter and Bell.  We believe that the much lower maintenance cost, greater daily utilization capability and inherent safety could enable the ArrowHawk or other Hawk 4 derivatives to compete effectively against these aircraft as well as the lower cost, but lower-performing piston-powered Robinson R44 and its emerging turbine-powered R66.

With our exit from the kit-built market, we no longer regard kit manufacturers as competitors.  GBA, Sportcopter and four European gyroplane manufacturers applied to the FAA for exemptions that would permit LSA operations of their aircraft, but all these applications were denied.  Should the FAA grant LSA approval for gyroplanes in the future, these manufacturers could provide future competition for our SportHawk if we were to offer it in the LSA market.

As our gyrodyne technology is principally directed towards missions that require either VTOL or near VTOL capability, our most significant competition comes from helicopters or hybrid aircraft that combine both helicopter and airplane characteristics.  For high speed and heavy lift applications, both civil and military, these include tiltrotors in both two and four rotor configurations, proposed by Bell and Boeing, compound tandem helicopters with augmented lift from small wings and augmented thrust from external jet engines, proposed by Boeing and coaxial twin rotor helicopters proposed by Sikorsky.  The Company believes that inherent advantages in its technology could allow it to compete effectively with these approaches.

Patents

We presently own several patents that relate to collective pitch and flight controls.  We believe the important element of these patents is collective pitch control on a semi-rigid, teetering rotor head for gyroplanes.  We believe this application is differentiated from similar sounding claims for helicopters, as this concept has never before been applied to gyroplanes.  The patent claims are written very broadly, which we believe makes it difficult to design around them.  Our patent opportunity existed because of a fifty-year hiatus in development in gyroplane technology.  The earliest of these patents expire over the next few years.  Consistent with our expectation of a change in the Patent Laws, the Company has been significantly increasing its patent protection, filing, since its last Annual Report, some 36 patent applications with the US Patent Office (“USPTO”) related to technology it developed over the last several years.  Further applications are in process of preparation and the Company intends to continue making filings to protect its technology as it continues to develop.  There can be no guarantees that any of these actual or potential applications will result in patents being issued and there can be no guarantee that cash value can be gained from any patent that may be issued by the USPTO.

Royalty Commitments

Royalty payments of 1% of the gross sales price of gyroplanes are to be paid in total to the Company’s founders, David Groen and the estate of the late Jay Groen.  Through June 30, 2011, royalties payable totaled $16,000 to each of these parties.

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

Research and Development Expenditures

Total research and development expenditures incurred by us for the years ended June 30, 2011 and 2010 were $1,622,000 and $1,231,000, respectively.

Employees

We currently have 12 full time employees, and utilize part-time employees and outside consultants on an as needed basis.  Our employees are not represented by any labor union, and we believe our relations with our employees are good.

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

The Report of Independent Registered Public Accounting Firm on our audited consolidated financial statements addresses an uncertainty about our ability to continue as a going concern, indicating that our operating losses and lack of working capital raise substantial doubt about our ability to continue as a going concern.  At June 30, 2011, we had total current liabilities of $157,294,000 and current assets of $314,000, resulting in a working capital deficiency of $156,980,000.  At June 30, 2011, we had a total stockholders’ deficit of $165,529,000.  There can be no assurance that management’s efforts to adequately capitalize the Company or attain a successful level of operations and cash flows will be successful.  In light of our current financial position and the uncertainty of raising sufficient capital to achieve our goals, the Company’s viability as a going concern is uncertain.

We have a history of operating losses and there can be no assurance that we will be able to operate at a profit in the future.

We have incurred operating losses from our inception, and had an accumulated deficit of $200,604,000 at June 30, 2011.  We incurred a net loss of $23,308,000 for the year ended June 30, 2011 and a net loss of $19,421,000 for the year ended June 30, 2010.  We have ceased production of the SparrowHawk, and future involvement in the DARPA contract is not certain and cannot be guaranteed.  There can be no assurance that we will be able to operate at a profit in the future.  If we cannot generate sufficient revenues to operate profitably and to meet our debt obligations, we may suspend or cease operations.

We will require additional funds to continue our business plan.

At June 30, 2011, we had a working capital deficiency of $156,980,000 and a stockholders’ deficit of $165,529,000.  We incurred a net loss of $23,308,000 and used net cash of $3,755,000 in our operations during the year ended June 30, 2011.  We do not currently have adequate funds to meet our obligations for the next twelve months and we are dependent on the receipt of additional debt or equity capital to fund our operations until such time as our revenues exceed our expenses and we begin to operate at a profit, if ever.  We currently have an agreement with the Series B Holders pursuant to which they may at their option provide us with monthly funding to meet minimum operating needs.  However, we will need additional debt or equity funding to meet our other obligations, many of which are past due.  There can be no assurance that the Series B Holders will continue to provide the funding we require or that they will further extend the funding agreement beyond the current October 31, 2011 due date.  We anticipate that we will have difficulty in obtaining other financing given the current economic climate and, if we are able to obtain equity financing, it will likely result in significant additional dilution to the interests of our current stockholders.

We have a significant amount of debt that is past due.

Current liabilities at June 30, 2011 included $84,687,000 of notes payable to related parties, including $2,611,000 that is in default.  In addition, we are delinquent in making payments of accrued interest payable of $2,237,000 on this related party debt at June 30, 2011.  Most of these related party notes payable are held by long-time shareholders and lenders of the Company and are payable on demand or are short-term in nature.  There is no assurance that these related party lenders will not demand payment of this short-term indebtedness in the near future.

Also included in current liabilities at June 30, 2011 are notes payable and current portion of capital lease obligations to unrelated parties of $1,406,000, a significant portion of which is in default.  In addition, we are delinquent in making payments of accrued interest payable of $884,000 on this debt at June 30, 2011.  We continue to make some payments on this indebtedness and continue discussions with many of these vendors and lenders, and have, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.  There is no assurance that these vendors and lenders will continue to forebear from collection or legal action.

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

We will be required to establish and maintain acceptable internal controls related to financial reporting which will be difficult, time consuming and expensive

As a public reporting company, our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d 15(f) under the Exchange Act).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Since we do not currently have full time employees with the requisite accounting expertise or experience or an internal audit or accounting group, we need to rely on consultants and other outside experts to assist us in establishing and maintaining internal control over financial reporting which is expensive.  Since we are currently operating at a loss, there is no assurance that we will continue to be able to pay the costs of maintaining such controls or that we will be able to establish controls that are free from material weaknesses.

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

The Company is authorized to issue up to 500,000,000 shares of common stock. To the extent of such authorization, the directors of the Company have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as they believe to be sufficient.  The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of our current stockholders.  The Company is also authorized to issue up to 50,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the board of directors.  To the extent of any authorizations, such designations may be made without stockholder approval.  The designation and issuance of a series of preferred stock in the future could create additional securities which may have voting, dividend, liquidation preferences or other rights that are superior to those of the common stock, which could effectively deter any takeover attempt of the Company.

The holders of our Series A Convertible Preferred Stock have a significant number of votes on all matters submitted to our stockholders for a vote.

David Groen, President and Chief Executive Officer, owns 1,025,000 shares of the Company’s Series A Convertible Preferred Stock, and Robin Wilson, Executive Vice President and Chief Operating Officer, Dennis Gauger, former officer and director, and Margaret Groen, the surviving spouse of the late Jay Groen, each owns 125,000 shares of the Company’s Series A Convertible Preferred Stock, combined representing 100% of the outstanding shares of that series of preferred stock.  Each share of the Series A Convertible Preferred Stock entitles the holder to cast one hundred (100) votes, or a total of 140,000,000 votes on all matters submitted to the stockholders for a vote, voting together with the holders of the common stock of the Company as a single class.  As such, the holders of the Company’s Series A Convertible Preferred Stock currently hold approximately 59% of the Company’s total voting power and are able to control the outcome of any matter submitted to the Company’s stockholders for their consideration.  The voting rights of our Series A Convertible Preferred Stock expire October 31, 2011.

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

Options and warrants to purchase 21,841,201 shares of our common stock at exercise prices ranging from $0.08 to $1.00 were outstanding at June 30, 2011.  In addition, certain notes payable, long-term debt and related accrued interest payable were convertible into a total of 85,049,681 shares of our common stock at June 30, 2011, with conversion prices ranging from $0.10 to $1.25.  The exercise of these options and warrants or the conversion of the convertible debt would result in a significant increase in the number of our common shares outstanding, which may adversely affect our stock price and dilute our stockholders’ ownership percentage.

Item 1B.          Unresolved Staff Comments

Not applicable.

Item 2.             Properties

We lease our development/manufacturing facility located at 2640 W. California Avenue, Salt Lake City, Utah on a month-to-month basis from an unrelated party for approximately $20,800 per month.  This property consists of approximately 25,000 square feet, houses our headquarters and our administrative offices, and within this facility we conduct research and development and any government contract activities. Subsequent to June 30, 2011, we have reduced the nuber of square feet leased by approximately 10,000 square feet and are currently negotiating a reduced rental payment.

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

Item 3.             Legal Proceedings

We are not involved in any material legal proceedings and, to the best of our knowledge, no material legal proceedings against the Company have been threatened.  We are subject to the potential of various claims and legal actions arising in the ordinary course of business, including certain matters relating to past due amounts to creditors.  The past due amounts are recorded as liabilities in our consolidated financial statements, and management believes that the amount, if any, that may result from other claims will not have a material adverse effect on our consolidated financial statements.

Item 4.             (Removed and Reserved)

PART II

Item 5:            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information.

Since October 7, 2008, our common stock has been quoted on the National Quotation Bureau’s Pink Sheets under the symbol “GNBA.PK”   As of October 6, 2011, the high bid and low asked quotation for our common stock on the Pink Sheets was $ .01 bid and $ .01 asked, respectively.

The following table sets forth the high and low bid quotations for our common stock for each quarter during the two fiscal years ended June 30, 2011 and 2010.  The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

		Closing Prices

Fiscal Year Ended June 30:		High	Low

2011	First Quarter	$0.02	$0.01
	Second Quarter	$0.04	$0.01
	Third Quarter	$0.05	$0.02
	Fourth Quarter	$0.03	$0.01

2010	First Quarter	$0.04	$0.01
	Second Quarter	$0.02	$0.01
	Third Quarter	$0.02	$0.01
	Fourth Quarter	$0.02	$0.01

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

(b) Number of equity security holders.

The number of record holders of our common stock as of October 6, 2011 was approximately 1,600.  This number counts each broker dealer and clearing corporation who holds shares for its customers as a single holder.

(c) Dividends.

We did not declare or pay any cash dividends on our common stock during the past two fiscal years and we do not intend to declare any dividends in the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans.

The Company’s Amended and Restated 2000 Stock Option Plan (the “Plan”) has been approved by our shareholders.  Under the Plan, a maximum of 60,000,000 common shares are available for granting options to purchase common stock.  We may issue both non-qualified stock options and qualified incentive stock options.  We have also issued stock options and warrants outside the Plan which have been approved by our Board of Directors and which have been issued under no specific plan approved by our shareholders.  The following table presents information concerning outstanding stock options and warrants issued by us as of June 30, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted-Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	18,311,201	$0.19	41,688,799
Equity compensation plans not approved by security holders	3,530,000	$0.20	n/a
Total	21,841,201		41,688,799

See also the Notes to Consolidated Financial Statements for further information regarding the Plan and stock options and warrants issued by the Company.

(e) Recent sales of unregistered securities.

During the three months ended June 30, 2011, we did not issue any shares of our common stock or options and warrants to purchase shares of our common stock.

(f) Purchases of equity securities by the registrant and affiliated purchasers.

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the last three months of the year ended June 30, 2011.

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

We have completed work on those milestones of Phase I of the DARPA contract where we served as prime contractor and on Phase IB of the DARPA contract where we subsequently served as a subcontractor for rotor systems work to Georgia Institute of Technology (GT), with final payment received by us in September 2009.  As of the date of this report, funding for Phase II has not subsequently been made available and our future involvement in this DARPA contract is not certain and cannot be guaranteed.

Significant Series B Preferred Stock and Debt Obligations

From 2006 through the present, we have obtained debt and equity financing primarily from certain lenders who are also stockholders of the Company.  As of June 30, 2011, our obligations to such lenders included: 36% promissory notes issued during 2006 and 2007 in the aggregate principal amount of $4,400,000 (the “2006/2007 Notes”); a $46,660,000 Series B 15% Cumulative Preferred Stock Obligation; 15% secured promissory notes in the aggregate principal amount of $53,240,000 that were issued in satisfaction of accrued dividends of $36,962,000 on the Series B Preferred Stock through October 9, 2008 plus $18,274,000 in interest accrued and added to debt principal through June 30, 2011 (the “Dividend Notes”); and secured 15% promissory notes in the aggregate principal amount of $12,107,000 issued pursuant to the Note Purchase Agreement dated October 9, 2008 (the “Note Purchase Notes”).  As discussed in more detail below, the redemption date of the Series B Preferred Stock and the maturity dates of the 2006/2007 Notes, the Dividend Notes and the Note Purchase Notes have been extended to October 31, 2011.  We currently have no operating revenues to pay the interest accruing on the debt described above and we will be unable to repay such debt when it becomes due on October 31, 2011.  Substantially all our assets have been pledged to secure our debts and if the lenders should fail to further extend the redemption dates and maturity dates for such debts as they have done in the past, such lenders could foreclose on substantially all our assets and we would be forced to discontinue our operations.  No assurances can be given that the lenders will further extend the redemption and maturity dates for such preferred stock and debt obligations or that if extended, we will be able to generate revenue or other sources of funds in the significant amount required in order to service and ultimately repay such debt.

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

At June 30, 2011, we had total current liabilities of $157,294,000 and current assets of $314,000, resulting in a working capital deficiency of $156,980,000.  At June 30, 2011, we had a total stockholders’ deficit of $165,529,000.

We have ceased production of the SparrowHawk and, as discussed herein, currently are seeking to transfer the SparrowHawk and its technology to a joint venture to produce fully-assembled light gyroplanes.  We have entered into an agreement with a Chinese company to form such a joint venture subject to approval by the Chinese regulatory authorities.  There can be no assurance that we will be successful in this endeavor.

The gyroplane technology capabilities of the Company, through the use of advanced software applied to the versatility of composite materials for rotorcraft, have led to the initial design by the Company of a new six passenger seat (plus pilot) aircraft, preliminarily named the Hawk 6, and now renamed the ArrowHawk.  We believe this gyroplane aircraft extends and enlarges the commercial market potential of our smaller four-passenger Hawk 4 gyroplane, previously manufactured as a pre-production aircraft and currently flying for market demonstration purposes.  We believe that the ArrowHawk can offer economic and performance advantages over competitive aircraft types for such applications as tour operations and pipe/power line patrol.  As of the date of this Report, we are seeking funding to finalize the design and certification of the ArrowHawk for commercial production and for this purpose exhibited a full scale model of the ArrowHawk at the China International Aviation & Aerospace Exhibition in November 2010.

In October, 2010, shortly prior to the Exhibition, the Chinese State Council, Central Military Commission, approved the “low-altitude airspace management reform guidance” that indicates an impending relaxation of regulations limiting the use of private and other commercial aircraft in China.  We believe that as a result, business interest in the development of the commercial flight industry in China has been significantly stimulated.  Our exhibit of the ArrowHawk in China in November, 2010 attracted substantial notice in this environment, including an invitation for our Chairman, Mr. David Groen, to be a keynote speaker at the “China International General Aviation Summit” held in Shanghai in April this year.  This Conference, held in association with the Civil Aviation Administration of China (“CAAC”), dealt directly with “Opportunities and Challenges under China’s low-Altitude Airspace.”  We believe Mr. Groen’s address on the utility of runway-independent gyroplanes to take advantage of those opportunities was well received.

In this context, several Chinese parties have subsequently approached the Company to explore an interest in cooperation in the development of the ArrowHawk and other gyroplane and gyrodyne products for commercial use.  We have held meetings with two such parties and in each case signed a non-binding Memorandum of Understanding (or equivalent agreement) (hereafter “MOU”) for potential development of civil gyroplanes using more advanced technology than the SparrowHawk.  Neither MOU is therefore in conflict with the SparrowHawk Joint Venture agreement that has been submitted for Chinese government approval.  There can be no assurance that these MOUs or other activities will enable the Company to be successful in obtaining the necessary funding for gyroplane programs.

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

We have completed work on Phase I of a contract with the U.S. Defense Advanced Research Projects Agency (“DARPA”) where we served as prime contractor to design a proof of concept high speed, long range, vertical takeoff and landing aircraft.  This modern rotorcraft, named the “Heliplane” by DARPA, is an intended demonstration vehicle for future gyrodynes to be used in combat search and rescue roles.  We were subsequently engaged by Georgia Institute of Technology (“GT”) as a subcontractor for rotor system work for Phase IB of the DARPA contract, with final payment received from GT in September 2009.  As of the date of this report, funding for Phase II has not been made available.  The future involvement of the Company in the DARPA contract is not certain and cannot be guaranteed, but the Company continues to seek opportunities with the Department of Defense (“DoD”) where it believes its Heliplane technology expertise can offer advantages for US military needs.

The Company is a member of the Vertical Lift Consortium (“VLC”) established by the Department of Defense to provide opportunities for small VTOL research and development companies to develop VTOL platforms.  We continue to advocate its Heliplane technology through the VLC and other avenues, but there is no assurance that these efforts will be successful.

Our continuation as a going concern is dependent on obtaining additional outside financing and/or restructuring our debt obligations, including our Series B Preferred Stock, and ultimately attaining profitable operations.  During the past two fiscal years, we have funded losses from operations primarily from the issuance of debt to related parties (current shareholders and lenders of the Company).  Currently, we have no significant source of operating revenues, and will require additional outside funding to develop and sustain our future operations.

In order to repay our debt obligations in full or in part when due, we will be required to raise significant capital from other sources.  Alternatively, we will be required to negotiate further extensions of the Series B Preferred Stock maturity date and its notes payable, as we have accomplished in the past.  There is no assurance, however, that we will be successful in these efforts.

Included in current liabilities and the working capital deficiency at June 30, 2011 is a $46,660,000 Series B Preferred Stock obligation.  The holders of the Series B Preferred Stock (the “Series B Holders”) have agreed to extend the redemption date of the Series B Preferred Stock from time to time and the current redemption date is October 31, 2011, or such later date as agreed to in writing by at least 80% of the Series B Holders.

During 2006 and 2007, the Company obtained debt financing from the Series B Holders in the aggregate principal amount of $4,400,000 (the “2006/2007 Notes”).  The 2006/2007 Notes provide for the payment of simple interest at the rate of 36% per annum.  The maturity date for the 2006/2007 Notes has been extended from time to time and currently is October 31, 2011.

In October 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, we issued short-term interest bearing notes in the principal amount of $36,962,000 in satisfaction of the accrued and unpaid dividends on the Series B Preferred Stock through October 9, 2008 (the “Dividend Notes”).  Because we had paid such dividends in kind by issuing additional shares of Series B Preferred Stock, the issuance of the Dividend Notes resulted in the redemption of $36,962,000 of Series B Preferred Stock.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and had an outstanding balance of $55,236,000 at June 30, 2011.  The maturity date for the Dividend Notes has been extended from time to time and currently is October 31, 2011.

The Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term promissory notes in the aggregate principal amount of up to $16,000,000 to provide us with operating capital, as specified in the draw requests for such notes (the “Note Purchase Notes”).  The draw requests must be approved by the lenders.  Through June 30, 2011, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $12,107,000 and the proceeds had been used by us to cover our minimum operating cash needs.  In addition, $3,500,000 of the proceeds was used to partially redeem the Series B Preferred Stock.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date for the Note Purchase Notes has been extended from time to time and currently is October 31, 2011.

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

Results of Operations

Revenues

The Company’s consolidated revenues are comprised of the following:

	Years Ended June 30,
	2011	2010

Government contract (DARPA)	$-	$72,000
SparrowHawk parts	3,000	2,000
Other operating	1,000	1,000

Total	$4,000	$75,000

As discussed above, we have significantly scaled back the level of our operations, including ceasing production of the SparrowHawk, eliminating substantially all flight training and completing our involvement in the DARPA contract.  As a result, we currently have no significant operating revenues.  We had total revenues of $4,000 and $75,000 for the years ended June 30, 2011 and 2010, respectively, with the decrease in revenues attributed to the termination of revenues from the DARPA contract.

We recognized revenue on the DARPA contract as each defined milestone was completed and the requisite meetings were held and technical data submitted and accepted by DARPA.  At that time, DARPA instructed us to submit an invoice for payment for the respective milestone at the amount specified in the contract.

Phase IB of the DARPA contract, where we were engaged as a GT subcontractor for rotor systems work, has also been completed, with final payment received from GT by us in September 2009.

Costs and Expenses

The Company’s consolidated cost of sales is comprised of the following:

	Year Ended June 30,
	2011	2010

Government contract (DARPA)	$2,000	$274,000
SparrowHawk parts	6,000	(5,000)
Other	2,000	-

Total	$10,000	$269,000

As discussed above, we significantly scaled back the level of our operations, including ceasing production of the SparrowHawk, eliminating substantially all flight training and reducing the level of our involvement in the DARPA contract.  Consequently, we currently incur only nominal amounts of cost of sales.

Research and development expenses for the year ended June 30, 2011 increased to $1,622,000 from $1,231,000 for the year ended June 30, 2010.  As work on the DARPA contract has terminated, engineering and management resources have been devoted to research and development projects.  Research and development activities that required additional personnel primarily involved advancing the design of the ArrowHawk and ShadowHawk gyroplanes in response to potential customer interest, as well as making preparations for the transfer of technical documentation for SparrowHawk production in China by the Joint Venture if and when approved by the Chinese regulatory authorities.  Other activities included the development of opportunities for potential joint venture activities and subcontract opportunities with industry partners, the assessment of variations to the SparrowHawk for the international market and of fully assembled SparrowHawk gyroplane derivatives for the US Light Sport Aircraft market, potential applications of our technology to vertical take-off military aircraft, runway independent short-haul airliners and other aircraft, including government contract opportunities.

General and administrative expenses for the year ended June 30, 2011 increased to $2,399,000 from $1,111,000 for the year ended June 30, 2010.  The increase in our general and administrative expenses resulted primarily from increased marketing expenses in preparation for and during the major air show in Zhuhai, China in November 2010, and less general and administrative resources devoted to work on the DARPA project.

Other Income and Expenses

As a result of the reduction in our related party notes receivable, related party interest income is currently insignificant to our consolidated financial statements.  Related party interest income was $2,000 for each of the years ended June 30, 2011 and 2010.

We realized a gain on sale of property and equipment of $62,000 in the year ended June 30, 2011.  We had no gain on sale of property and equipment in the prior fiscal year.

We realized a gain on extinguishment of debt of $87,000 in the year ended June 30, 2011 and $76,000 in the year ended June 30, 2010.

Interest expense for the year ended June 30, 2011 increased to $13,043,000 from $10,968,000 for the year ended June 30, 2010.  We continue to fund our operations with an increase in related party debt, which has resulted in increased interest expense.

Series B Preferred Stock interest expense for the year ended June 30, 2011 increased to $6,389,000 from $5,995,000 for the year ended June 30, 2010.  Dividends on the Series B Preferred Stock, which are recorded as interest expense, have been “paid in kind” with additional shares of Series B Preferred Stock.  This results in increasing levels of Series B Preferred Stock interest expense.

Net Loss

The net loss for the year ended June 30, 2011 was $23,308,000 compared to $19,421,000 for the year ended June 30, 2010.  The increase in the net loss resulted primarily from the decrease in revenues and the increase in research and development expenses, general and administrative expenses, and interest expense, as further discussed above.

Liquidity and Capital Resources

Series B Preferred Stock Obligation

At June 30, 2011, we had total current liabilities of $157,294,000 and current assets of $314,000, resulting in a working capital deficiency of $156,980,000.  Included in current liabilities and the working capital deficiency at June 30, 2011 is a $46,660,000 Series B Preferred Stock obligation.  With the approval of the Series B Holders, the maturity date of the Series B Preferred Stock has been extended from time to time and currently is October 31, 2011, or such later date as agreed to in writing by at least 80% of the Series B Holders.

During 2006 and 2007, we obtained debt financing from the Series B Holders in exchange for 2006/2007 Notes in the aggregate principal amount of $4,400,000.  The 2006/2007 Notes provide for the payment of simple interest at the rate of 36% per annum.  The maturity date of the 2006/2007 Notes has been extended from time to time and currently is October 31, 2011.

In October 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, we redeemed $36,962,000 of the outstanding Series B Stock in exchange for short-term interest bearing Dividend Notes.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and had a balance of $55,236,000 at June 30, 2011.  The maturity date of the Dividend Notes has also been extended from time to time and currently is October 31, 2011.

In addition, the Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term Note Purchase Notes to provide us with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through June 30, 2011, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $12,107,000 and the proceeds had been used by us to cover our minimum operating cash needs.  In addition, on June 28, 2010, $3,500,000 of the proceeds were used to redeem 3,500 shares of the Series B Preferred Stock with a book value of $3,500,000.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date of the Note Purchase Notes has been extended from time to time and currently is October 31, 2011.

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

Effective August 30, 2011, the lenders and the Company amended the October 9, 2008 Note Purchase Agreement to increase the aggregate amount of promissory notes that can be purchased to $16,000,000.

Subsequent to June 30, 2011, the Company has received proceeds from debt financing pursuant to the Note Purchase Agreement of $2,950,000, $2,000,000 of which were used to redeem 2,000 shares of the Company’s Series B Preferred Stock..

In connection with the execution of the Note Purchase Agreement and the issuance of the Series B Preferred Stock, substantially all our assets, including our intellectual property, have been pledged as collateral for our debt.

In order to repay these obligations in full or in part when due, we will be required to raise significant capital from other sources and to meet certain capital requirements under Utah State law.  Alternatively, we will be required to negotiate another extension of the Series B Preferred Stock redemption date and the maturity dates of the 2006/2007 Notes, the Dividend Notes and the Stock Purchase Notes, as we have accomplished in the past.  There is no assurance, however, that we will be successful in raising the capital required to repay the Series B Preferred Stock and related notes payable obligations or in obtaining a further extension of the Series B Preferred Stock redemption date and the related notes payable maturity dates beyond October 31, 2011.

Other Debt Obligations

Current liabilities at June 30, 2011 included $84,687,000 notes payable to related parties, comprised of the following:

Series B Holders:
Dividend Notes	$55,236,000
Note Purchase Notes	12,107,000
2006/2007 Notes	4,400,000
71,743,000
Other Related Parties	12,944,000

Total Related Party Notes Payable	$84,687,000

Of the other related parties notes, $2,611,000 is in default.  In addition, we are delinquent in making payments of accrued interest payable of $2,237,000 on this related party debt at June 30, 2011.  Most of these related party notes payable are held by long-time shareholders and lenders of the Company and are payable on demand or are short-term in nature.  There is no assurance that these related party lenders will not demand payment of this short-term indebtedness in the near future.

Also included in current liabilities at June 30, 2011 are notes payable and capital lease obligations to unrelated parties of $1,406,000, a significant portion of which is in default.  In addition, we are delinquent in making payments of accrued interest payable of $884,000 on this debt at June 30, 2011.  We continue to make some payments on this indebtedness and continue discussions with many of these vendors and lenders, and have, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.  There is no assurance that these vendors and lenders will continue to forebear from collection or legal action.

Operating, Investing and Financing Activities

Net cash used in operating activities was $3,755,000 for the year ended June 30, 2011, compared to net cash used in operating activities of $2,206,000 for the year ended June 30, 2010.  The increase in the net cash used in operating activities in the current fiscal year is due primarily to the increase in our net loss for the year.

Net cash provided by investing activities for the year ended June 30, 2011 was $45,000, comprised of proceeds from the sale of property and equipment of $62,000, partially offset by the purchase of property and equipment of $17,000.  Net cash provided by investing activities for the year ended June 30, 2010 was $1,000, consisting of payments of related party notes receivable.

We have recently funded losses from operations and net cash used in investing activities primarily from the issuance of debt to related parties (current shareholders and lenders of the Company) and the increase in accrued expenses, and will require additional funding from these sources to sustain our future operations.

Net cash provided by financing activities was $3,486,000 for the year ended June 30, 2011, comprised of proceeds from the issuance of debt of $3,555,000, partially offset by repayment of debt and capital lease obligations of $69,000.  Net cash provided by financing activities for the year ended June 30, 2010 was $2,518,000, comprised of proceeds from the issuance of debt of $6,185,000, partially offset by repayment of debt and capital lease obligations of $167,000 and partial redemption of Series B Preferred Stock of $3,500,000.

We currently do not have sufficient cash to sustain our operations for the next twelve months.  We are dependent on the lenders under the Note Purchase Agreement to continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.  As discussed above, the Note Purchase Agreement provides for the periodic sale by the Company to the lenders of short-term promissory notes to provide us with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through June 30, 2011, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $12,107,000 and the proceeds had been used by us to cover our minimum operating cash needs.  In addition, $3,500,000 of the proceeds was used in June 2010 to partially redeem our Series B Preferred Stock.  There is no assurance that this funding under the Note Purchase Agreement will continue beyond the current short-term agreement, and there is no assurance that we will be successful in either raising sufficient capital from other sources or improving operations.

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  Under the amendments in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement.  The entity no longer has the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We do not believe the adoption of this pronouncement will have a material impact on our consolidated financial statements.

There were no additional new accounting pronouncements issued during the year ended June 30, 2011 and through the date of the filing of this report that we believe are applicable to or would have a material impact on our consolidated financial statements.

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

Item 9A           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011.  Based on that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of June 30, 2011.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth fiscal quarter ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.          Other Information

None

PART III

Item 10.           Directors, Executive Officers and Corporate Governance

The following table contains the names and ages of all our Directors and Executive Officers and offices held by each such person.

Name	Age	Positions

David L. Groen	60	Chairman of the Board of Directors, President and Chief Executive Officer, Chief Financial Officer

Robert (Robin) H. H. Wilson	75	Director, Executive Vice President, and Chief Operating Officer

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

Robert (Robin) H.H. Wilson has had a long and prominent career in aviation.  A U.S. citizen, he is a native of Ireland, but began his career with Rolls-Royce Aero-Engines in England, where he worked for eight years, obtaining his Engineering degree from Cambridge University.  During this period he was a section leader on the development of the Tyne engine intended among other applications as the power plant for the Fairey Rotodyne, a large commercial gyrodyne.

Mr. Wilson left Rolls-Royce to attend graduate school, obtaining an MBA with High Distinction from Harvard University.  From Harvard he joined TWA as a Financial Analyst, where over the following seventeen years he held several Vice President positions across many functional areas, including Planning, Marketing, Maintenance and Engineering and finally Senior Vice President, Operations.  He left TWA to become President of the Long Island Rail Road, the nation’s oldest and largest passenger carrying railroad.  His 3½ years in this position were marked by significant improvement in the railroad with a commendation by the U.S. Senate and New York State legislature for outstanding performance.

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

In August 2001 he joined Groen Brothers Aviation as Chief Financial Officer and Head of Business Development.  Late in 2003, he took on added responsibility for GBA and AAI Marketing and Sales, while relinquishing his CFO role.  Subsequently, he was appointed Executive Vice President and Chief Operating Officer and joined the Board following the death of Jay Groen.  Mr. Wilson is a Fellow of the Royal Aeronautical Society. We believe Mr. Wilson’s extensive management experience and experience in the aviation industry qualify him to serve as a director of the Company.

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

We did not hold an annual meeting of shareholders during the fiscal year ended June 30, 2011.

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

Based solely on the review of the copies of such forms received by us or written representations from certain reporting persons, that no other reports were required, management of the Company believes that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with during the year ended June 30, 2011.

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

After review and discussions, the Audit Committee approved the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2010.  The Audit Committee also selected HJ & Associates, LLC as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2011.

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

The Board of Directors held three formal meetings during the 2011 fiscal year.  All of the directors attended the meetings.  In addition, the directors met on numerous occasions during fiscal 2010 for informal discussions and took action by unanimous written consents in lieu of meetings.

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

The following table summarizes all compensation earned by or paid to our President, Chief Executive Officer and Chief Financial Officer and our Executive Vice President and Chief Operating Officer (the “Named Executive Officers”) for services rendered in all capacities for the years ended June 30, 2011 and 2010.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings (2)	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

David Groen	2011	$150,000	$-	$-	$-	$-	$160,000	$-	$310,000
President, Chief Executive Officer and Chief Financial Officer	2010	$150,000	$-	$-	$-	$-	$160,000	$-	$310,000

Robin Wilson	2011	$140,000	$-	$-	$-	$-	$145,000	$-	$285,000
Executive Vice President and Chief Operating Officer	2010	$140,000	$-	$-	$-	$-	$145,000	$-	$285,000

____________

(1)
The amounts in column (f) reflect the aggregate grant date fair value with respect to stock options granted during the years ended June 30, 2011 and 2010 in accordance with FASB Accounting Standards Codification Topic 718.  There were no stock options awarded to the Named Executive Officers during the years ended June 30, 2011 and 2010.

(2)
The amounts in column (h) reflect the additions to deferred compensation payable during the years ended June 30, 2011 and 2010.  The deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors and when not precluded by the Company’s financing agreements.

Employment Arrangements

Effective August 12, 2007 annual salaries for David Groen and Robin Wilson were established at $150,000 and $140,000, respectively, with no additional compensation for service on the Company’s Board of Directors.  We do not have written employment agreements with our executive officers.

At June 30, 2011, we owed unpaid salaries totaling $324,179 to David Groen for all or portions of fiscal years 2003 through 2010.  At June 30, 2011, we owed unpaid salaries to Robin Wilson totaling $150,269 for portions of fiscal years 2003 through 2009.

Deferred Compensation

In addition to cash compensation, we have a deferred compensation arrangement for executive officers and certain of our senior management that accrues additional salary, with amounts originating from fiscal year 1998 through the 2011 fiscal year.  The terms of our Series B Preferred Stock preclude us from making any deferred compensation payments until all outstanding amounts due relating to the Series B Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors.  Through June 30, 2011, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under our outstanding financing agreements and would be prudent in light of our financial condition and availability of cash.  Deferred compensation totaling $5,847,000, related accrued payroll taxes of $193,000 and related accrued interest payable of $299,000 are classified as long-term liabilities at June 30, 2011.  In fiscal year 2001, we began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.  At June 30, 2011, deferred compensation and related interest accrued to the Named Executive Officers were as follows:

	Deferred Compensation	Accrued Interest	Total
David Groen	$2,199,354	$179,711	$2,379,065
Robin Wilson	$1,372,139	$41,158	$1,413,297

The increase in the deferred compensation payable to David Groen was $160,000 for each of the years ended June 30, 2011 and 2010.  The increase in the deferred compensation payable to Robin Wilson was $145,000 for each of the years ended June 30, 2011 and 2010.

Stock Option Plan

The following table summarizes the outstanding stock options held by the Named Executive Officers at June 30, 2011.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)

David Groen	2,275,000	-	-	0.25	8/13/2011
David Groen	185,000	-	-	0.15	10/31/2011
David Groen	1,500,000	-	-	0.18	11/16/2011
David Groen (1)	30,000	20,000	-	0.17	9/16/2012
David Groen (2)	500,000	125,000	-	0.08	3/5/2015
Robin Wilson	1,000,000	-	-	0.25	8/13/2011
Robin Wilson	110,000	-	-	0.15	10/31/2011
Robin Wilson (1)	30,000	20,000	-	0.17	9/16/2012
Robin Wilson	583,333	-	-	0.08	3/5/2015

(1)	The options vest 10,000 shares on September 16, 2011 and 2012.
(2)	The options vest 125,000 shares on March 5, 2012.

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

No stock options were granted during the year ended June 30, 2011.

Compensation of Directors

We paid no cash fees, equity awards or other consideration to our directors for service as directors during the fiscal year ended June 30, 2011. We have made no agreements regarding future compensation of directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as members of the Board of Directors.  All compensation paid to our directors in their capacities as officers and employees of the Company is included in the Summary Compensation Table in Item 11.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tabulation shows, as of September 23, 2011, the number of shares of common stock, no par value, and the number of shares of Series A preferred stock owned beneficially by: (a) all persons known to be the holders of more than five percent (5%) of voting securities, (b) Directors, (c) the Named Executive Officers and (d) all Officers and Directors as a group:

	Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Common Shares			Series A Preferred Shares		Total Voting Shares (6)
	Shares		%	Shares	%	Shares	%
Principal Stockholders
Dennis Gauger 2640 W. California Ave. Salt Lake City, Utah 84104	285,000	(4)	0.2	125,000	8.9	12,785,000	4.1

Margaret Groen 2640 W. California Ave Salt Lake City, Utah 84104	5,555,100	(5)	3.2	125,000	8.9	18,055,100	5.8

Officers and Directors
David Groen 2640 W. California Ave. Salt Lake City, Utah 84104	17,773,607	(2)	10.4	1,025,000	73.2	120,273,607	38.6

Robin Wilson 2640 W. California Ave. Salt Lake City, Utah 84104	2,133,333	(3)	1.2	125,000	8.9	14,633,333	4.7

All officers and directors as a group (2 persons)	19,906,940		11.6	1,150,000	82.1	134,906,940	43.3

(1)
Unless otherwise indicated, each person identified in the table has sole voting and investment power with respect to the common stock beneficially owned by such person.  The total number of outstanding shares included in the computation of percentages is 171,416,289.

(2)
Includes 10,820,607 shares owned by David Groen, 2,453,000 shares beneficially owned held by family trusts and 4,500,000 options exercisable by David Groen at September 23, 2011 or within 60 days of September 23, 2011.

(3)
Includes 300,000 shares owned by Robin Wilson, 100,000 shares beneficially owned held by family trusts and 1,733,333 options exercisable by Robin Wilson at September 23, 2011 or within 60 days of September 23, 2011.

(4)	Includes 150,000 shares owned by Dennis Gauger and 135,000 options exercisable by Dennis Gauger at September 23, 2011 or within 60 days of September 23, 2011.
(5)
Includes 4,055,100 shares beneficially owned by Margaret Groen held by a trust and by the estate of Jay Groen and 1,500,000 options exercisable by Margaret Groen at September 23, 2011 or within 60 days of September 23, 2011.

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

Item 13.           Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

During the year ended June 30, 2011, we paid Mr. Groen note payable principal payments totaling $6,000, paying the note in full.  At June 30, 2011, we had accrued interest payable to David Groen of $75,000.

At June 30, 2011, we had notes payable to Robin Wilson totaling $290,000, plus accrued interest totaling $161,000.  The notes bear interest at rates of 8% to 18% and are due on demand.

At June 30, 2011, our current liabilities included short-term notes payable to related parties (including the notes payable to executive officers discussed in the two preceding paragraphs), primarily stockholders of the Company, totaling $84,687,000, with accrued interest payable of $20,358,000.  Of these notes payable to related parties, notes with an aggregate principal balance of $71,743,000 are payable to the holders of the Company’s Series B Preferred Stock.  These notes are secured by substantially all of the assets of the Company, bear interest rates from 15% to 36% and are payable on October 31, 2011.  Other notes payable to related parties with an aggregate principal balance of $12,944,000 are generally unsecured, due on demand, and bear interest at annual rates ranging from 8% to 50%.  Included in these notes payable at June 30, 2011 are notes payable totaling $2,611,000 that are in default.  In addition, we are delinquent in making payments of accrued interest payable of $2,237,000 on this related party debt at June 30, 2011.

At June 30, 2011, our long-term liabilities included notes payable to related parties totaling $112,000, with accrued interest payable of $111,000.

Royalty payments of 1% of the gross sales price of gyroplanes are to be paid to our founders, David Groen and the estate of the late Jay Groen.  Through June 30, 2011, royalties payable totaled $16,000 to each of these parties, which amounts are included in cost of sales in the accompanying consolidated statement of operations.

Included in long-term accrued expenses in the consolidated balance sheet at June 30, 2011 is deferred compensation payable to twelve management employees or former employees, including officers and directors of the Company, with amounts originating from fiscal year 1998 through fiscal year 2011.  In addition to cash compensation, we have a deferred compensation arrangement for executive officers and certain of our senior management that accrues additional salary.  The terms of our Series B Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of our Board of Directors.  Deferred compensation totaling $5,847,000, related accrued payroll taxes of $193,000 and related accrued interest payable of $299,000 are classified as long-term liabilities at June 30, 2011.  Through June 30, 2011, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under our outstanding financing agreements and would be prudent in light of our financial condition and availability of cash.  In fiscal year 2001, we began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.

Director Independence

We currently do not have any directors considered to be independent pursuant to Rule 4200 of the National Association of Securities Dealers' listing standards.

Item 14.           Principal Accounting Fees and Services

The following schedule presents the professional fees incurred to HJ & Associates, LLC, our independent registered accountants, for the fiscal years ended June 30, 2011 and 2010.

	2011	2010
Audit fees	$49,000	$48,000
Audit related fees	-	-
Tax fees	6,000	2,000
Other fees	-	-

Total	$55,000	$50,000

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

PART IV

Item 15.           Exhibits, Financial Statement Schedules

Exhibit No.	Description of Exhibit
3.1	Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed November 24, 2008 (1)
3.2	First Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed March 17, 2009 (1)
3.3	Second Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed July 1, 2009 (1)
3.4	Third Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed October 5, 2009 (1)
3.6	Fifth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed March 3, 2010 (1)
3.7	Sixth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed June 17, 2010 (5)
3.8	Seventh Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed July 13, 2010 (5)
3.9	Eighth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed October 4, 2010 (6)
3.10	Ninth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed January 5, 2011 (6)
3.11	Tenth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed May 9, 2011*
3.12	By-laws (2)
4.1	Amended and Restated 2000 Option Plan (3)
10.1	Note Purchase Agreement dated as of October 9, 2008 by and among Groen Brothers Aviation, Inc. and Lenders named therein (1)
10.2	Form of Secured Promissory Notes Issued under the Note Purchase Agreement dated as of October 9, 2008 and the schedule of Notes issued to date*
10.3	Amended and Restated Security Agreement dated as of January 20, 2009 among the Company and the Lenders under the Note Purchase Agreement (1)
10.4	Amended and Restated IP Security Agreement dated as of October 9, 2008 among the Company and the Lenders under the Note Purchase Agreement (1)
10.5	Form of Promissory Notes Issued under the Note Purchase Agreement dated as of October 9, 2008 in payment of Series B Preferred Stock dividends and the schedule of Notes issued to date (1)

Exhibit No.	Description of Exhibit
10.6	First Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender F named therein (6)
10.7	Sixth Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender C named therein (6)
10.8	Sixth Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender D named therein (6)
10.9	Sixth Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender C named therein (6)
10.10	Sixth Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender D named therein (6)
10.11	Eighth Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender B named therein (6)
10.12	Eighth Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender A named therein (6)
10.13	Eighth Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender H named therein (6)
10.14	Ninth Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender B named therein (6)
10.15	Ninth Amendment to Promissory Notes dated as of September 24, 2010 among Groen Brothers Aviation, Inc. and Lender H named therein (6)
10.16	Second Amendment to Promissory Notes dated as of December 31, 2010 among Groen Brothers Aviation, Inc. and Lender F named therein (7)
10.17	Seventh Amendment to Promissory Notes dated as of December 31, 2010 among Groen Brothers Aviation, Inc. and Lender C named therein (7)
10.18	Seventh Amendment to Promissory Notes dated as of December 31, 2010 among Groen Brothers Aviation, Inc. and Lender D named therein (7)
10.19	Seventh Amendment to Promissory Notes dated as of December 31, 2010 among Groen Brothers Aviation, Inc. and Lender C named therein (7)
10.20	Seventh Amendment to Promissory Notes dated as of December 31, 2010 among Groen Brothers Aviation, Inc. and Lender D named therein (7)
10.21	Ninth Amendment to Promissory Notes dated as of December 31, 2010 among Groen Brothers Aviation, Inc. and Lender B named therein (7)
10.22	Ninth Amendment to Promissory Notes dated as of December 31, 2010 among Groen Brothers Aviation, Inc. and Lender A therein (7)
10.23	Ninth Amendment to Promissory Notes dated as of December 31, 2010 among Groen Brothers Aviation, Inc. and Lender H named therein (7)
10.24	Tenth Amendment to Promissory Notes dated as of December 31, 2010 among Groen Brothers Aviation, Inc. and Lender B named therein (7)
10.25	Tenth Amendment to Promissory Notes dated as of December 31, 2010 among Groen Brothers Aviation, Inc. and Lender H named therein (7)

Exhibit No.	Description of Exhibit
10.26	Third Amendment to Promissory Notes dated as of May 6, 2011 among Groen Brothers Aviation, Inc. and Lender F named therein*
10.27	Eighth Amendment to Promissory Notes dated as of May 6, 2011 among Groen Brothers Aviation, Inc. and Lender C named therein*
10.28	Eighth Amendment to Promissory Notes dated as of May 6, 2011 among Groen Brothers Aviation, Inc. and Lender D named therein*
10.29	Eighth Amendment to Promissory Notes dated as of May 6, 2011 among Groen Brothers Aviation, Inc. and Lender C named therein*
10.30	Eighth Amendment to Promissory Notes dated as of May 6, 2011 among Groen Brothers Aviation, Inc. and Lender D named therein*
10.31	Tenth Amendment to Promissory Notes dated as of May 6, 2011 among Groen Brothers Aviation, Inc. and Lender B named therein*
10.32	Tenth Amendment to Promissory Notes dated as of May 6, 2011 among Groen Brothers Aviation, Inc. and Lender A named therein*
10.33	Tenth Amendment to Promissory Notes dated as of May 6, 2011 among Groen Brothers Aviation, Inc. and Lender H named therein*
10.34	Eleventh Amendment to Promissory Notes dated as of May 6, 2011 among Groen Brothers Aviation, Inc. and Lender B therein*
10.35	Eleventh Amendment to Promissory Notes dated as of May 6, 2011 among Groen Brothers Aviation, Inc. and Lender H named therein*
10.36	Cooperative Joint Venture Contract between Groen Brothers Aviation International, LLC and Guangzhou Suntrans Aviation Science & Technology Co., Ltd. dated effective as of November 14, 2010 (8)
11	Statement regarding computation of per share earnings -- included in the Notes to the Consolidated Financial Statements filed with this report
14.1	Groen Brothers Aviation Corporate Values(4)
14.2	Standards of Conduct(4)
21	Subsidiaries of the registrant*
23.1	Consent of Independent Registered Accounting Firm*
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

* Exhibits filed with this report.
(1) Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and incorporated herein by reference.
(2) Exhibits filed with the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005 and incorporated herein by reference.

(3) Exhibits filed with the Company’s registration statement on Form S-8 filed June 10, 2005 and incorporated herein by reference.
(4) Exhibits filed with the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004 and incorporated herein by reference.
(5) Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 and incorporated herein by reference.
(6) Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 and incorporated herein by reference.
(7) Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 and incorporated herein by reference.
(8) Exhibit filed with the Company’s Current Report on Form 8-K filed on January 14, 2011 and incorporated herein by reference.

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

Date: October 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ David Groen	Director	October 13, 2011
David Groen

/s/ Robert Wilson	Director	October 13, 2011
Robert Wilson

GROEN BROTHERS AVIATION, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Groen Brothers Aviation, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Groen Brothers Aviation, Inc. as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Groen Brothers Aviation, Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
October 13, 2011

GROEN BROTHERS AVIATION, INC.
Consolidated Balance Sheets

Assets	June 30,
	2011	2010
Current assets:
Cash	$204,000	$428,000
Accounts receivable, net of allowance of $7,000	-	-
Related party accounts and notes receivable	1,000	1,000
Prepaid expenses	109,000	75,000
Total current assets	314,000	504,000

Property and equipment, net	43,000	35,000

Total assets	$357,000	$539,000

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$2,265,000	$2,340,000
Accrued expenses	22,276,000	17,020,000
Notes payable and current portion of capital lease obligations	1,406,000	1,449,000
Related party notes payable	84,687,000	73,626,000
Series B 15% cumulative redeemable non-voting preferred stock, no par value, 50,000,000 shares authorized, 46,660 and 40,271 shares issued and outstanding, respectively	46,660,000	40,271,000
Total current liabilities	157,294,000	134,706,000

Long-term liabilities:
Accrued expenses	6,339,000	5,956,000
Deferred revenue	25,000	25,000
Long-term debt and capital lease obligations	11,000	2,000
Related party long-term debt	112,000	94,000
Dealer deposits	2,105,000	2,105,000
Total liabilities	165,886,000	142,888,000

Stockholders’ deficit:
Series A convertible preferred stock, no par value, 50,000,000 shares authorized, 1,400,000 shares issued and outstanding	70,000	70,000
Common stock, no par value, 500,000,000 shares authorized, 171,416,289 shares issued and outstanding	35,005,000	34,877,000
Accumulated deficit	(200,604,000)	(177,296,000)
Total stockholders’ deficit	(165,529,000)	(142,349,000)

Total liabilities and stockholders’ deficit	$357,000	$539,000

See accompanying notes to consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Consolidated Statements of Operations

	Years Ended June 30,
	2011	2010

Revenues	$4,000	$75,000

Costs and expenses:
Cost of sales	10,000	269,000
Research and development expenses	1,622,000	1,231,000
General and administrative expenses	2,399,000	1,111,000

Total costs and expenses	4,031,000	2,611,000

Loss from operations	(4,027,000)	(2,536,000)

Other income (expense):
Related party interest income	2,000	2,000
Gain on sale of property and equipment	62,000	-
Gain on extinguishment of debt	87,000	76,000
Interest expense	(13,043,000)	(10,968,000)
Series B preferred stock interest expense	(6,389,000)	(5,995,000)

Total other income (expense)	(19,281,000)	(16,885,000)

Loss before income taxes	(23,308,000)	(19,421,000)

Income tax benefit	-	-

Net loss	$(23,308,000)	$(19,421,000)

Net loss per share – basic and diluted	$(0.14)	$(0.12)

Weighted average number of common shares outstanding – basic and diluted	166,066,000	166,066,000

See accompanying notes to consolidated financial statements

GROEN BROTHERS AVIATION, INC. Consolidated Statements of Stockholders' Deficit Years Ended June 30, 2011 and 2010
	Series A Convertible
	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance forward, June 30, 2009	1,400,000	$70,000	171,416,289	$34,745,000	$(157,875,000)	$(123,060,000)
Issuance of stock options for:
Interest expense	-	-	-	(42,000)	-	(42,000)
Services	-	-	-	8,000	-	8,000
Stock-based compensation	-	-	-	166,000	-	166,000
Net loss	-	-	-	-	(19,421,000)	(19,421,000)
Balance, June 30, 2010	1,400,000	70,000	171,416,289	34,877,000	(177,296,000)	(142,349,000)
Issuance of stock options for:
Interest expense	-	-	-	2,000	-	2,000
Services	-	-	-	8,000	-	8,000
Stock-based compensation	-	-	-	118,000	-	118,000
Net loss	-	-	-	-	(23,308,000)	(23,308,000)
Balance, June 30, 2011	1,400,000	$70,000	171,416,289	$35,005,000	$(200,604,000)	$(165,529,000)

See accompanying notes to consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Consolidated Statements of Cash Flows
	Years Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(23,308,000)	$(19,421,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	22,000	24,000
Stock-based compensation	118,000	166,000
Stock options and warrants issued for interest expense	2,000	(42,000)
Stock options and warrants issued for services	8,000	8,000
Interest expense accrued on Series B Preferred Stock	6,389,000	5,995,000
Interest expense added to debt principal	7,583,000	6,533,000
Gain on disposal of property and equipment	(62,000)	-
Gain on extinguishment of debt	(77,000)	(76,000)
(Increase) decrease in:
Accounts and notes receivable	-	124,000
Prepaid expenses	(34,000)	(63,000)
Increase (decrease) in:
Accounts payable	(75,000)	(186,000)
Accrued expenses	5,679,000	4,732,000
Net cash used in operating activities	(3,755,000)	(2,206,000)

Cash flows from investing activities:
Proceeds from the disposal of property and equipment	62,000	-
Purchase of property and equipment	(17,000)	-
Payments of related party notes receivable		1,000
Net cash provided by investing activities	45,000	1,000

Cash flows from financing activities:
Proceeds from the issuance of debt and capital lease obligations	3,555,000	6,185,000
Repayment of debt and capital lease obligations	(69,000)	(167,000)
Partial redemption of Series B Preferred Stock	-	(3,500,000)
Net cash provided by financing activities	3,486,000	2,518,000

Net increase (decrease) in cash	(224,000)	313,000
Cash, beginning of year	428,000	115,000
Cash, end of year	$204,000	$428,000

See accompanying notes to consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements

Note 1:  Organization and Summary of Significant Accounting Policies

Organization and Principles of Consolidation – The consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and its wholly-owned subsidiaries, Groen Brothers Aviation USA, Inc. (“GBA-USA”) and Groen Brothers Aviation International, LLC, a wholly owned special purpose subsidiary formed to participate in a proposed joint venture, (collectively, the “Company”).  All significant inter-company balances and transactions have been eliminated.  The primary business purpose of the Company is to develop, manufacture and market the gyroplane, which activities are considered one business segment.

Concentration of Credit Risk – The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Cash and Cash Equivalents – For purposes of the consolidated statements of cash flows, the Company considers all cash and investments with original maturities to the Company of three months or less to be cash equivalents.  The Company had no cash equivalents at June 30, 2011 and 2010.

Accounts Receivable – Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  Management of the Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts.  Trade accounts receivable are written off when deemed uncollectible.  Recoveries of trade accounts receivable previously written off are recorded as income when received.  Management determined that an allowance for doubtful accounts of $7,000 was required at June 30, 2011 and 2010.

Inventories – Raw materials and parts inventories are stated at the lower of cost or market, with cost determined using primarily the first-in-first-out (FIFO) method.  Work-in-process inventories are stated at the lower of cost or market, with cost determined on estimated average unit costs.  The cost of parts inventories manufactured by the Company and work-in-process inventories include an allocation of overhead costs comprised of labor, operating supplies, utilities, depreciation, rent and other facility costs.  The Company had no inventories at June 30, 2011 and 2010.

Contract-related expenses incurred on by the Company on its long-term government and commercial contracts and subcontracts, including its own labor, travel, supplies and other costs, and the costs of subcontractors and consultants, are generally deferred as work-in-process inventories and expensed to cost of sales as the contract revenue for each milestone of a particular contract is recognized.  When a loss on a contract is projected, however, all contract-related costs and expenses are expensed as incurred.  At June 30, 2011 and 2010, the Company had no work-in-process inventories related to long-term contracts or subcontracts.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Property and Equipment – Property and equipment are carried at cost, less accumulated depreciation and amortization.  Depreciation and amortization are computed using accelerated and straight-line methods based on the estimated useful lives of the assets or term of the lease.  Depreciation and amortization expense was $22,000 and $24,000 for the years ended June 30, 2011 and 2010, respectively.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized in operations for the period.  The cost of maintenance and repairs is charged to operations as incurred.  Significant renewals and betterments are capitalized.

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

Research and Development Costs – Research and development costs are expensed as incurred in accordance with ASC Topic 730, Research and Development.  The costs of materials and other costs acquired for research and development activities are charged to expense as incurred.  Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities.  Research and development expenses were $1,622,000 and $1,231,000 for the years ended June 30, 2011 and 2010, respectively.

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

Stock-Based Compensation – The Company has adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.  The Company recorded stock-based compensation expense of $118,000 and $166,000 for the years ended June 30, 2011 and 2010, respectively.  The grant-date fair value of stock options and other stock-based awards is estimated using the Black-Scholes option-pricing model.  The stock-based compensation expense has been allocated to the various categories of costs and expenses in a manner similar to the allocation of payroll expense.

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

The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise primarily from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  Options and warrants to purchase 21,841,201 shares of common stock at exercise prices ranging from $0.08 to $1.00 and 26,184,535 shares of common stock at exercise prices ranging from $0.08 to $1.10 were outstanding at June 30, 2011 and 2010, respectively.  Certain notes payable, long-term debt and related accrued interest payable were convertible into a total of 85,049,681 and 77,215,979 shares of common stock at June 30, 2011 and 2010, respectively, with conversion prices ranging from $0.10 to $1.25.  Common stock equivalents were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

Restricted shares of common stock issued as collateral for notes payable are excluded from the calculation of loss per common share.

Comprehensive Loss – Comprehensive loss is the same as net loss.

Reclassifications – Certain amounts in the consolidated financial statements for fiscal year 2010 have been reclassified to conform to the current year presentation.

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

At June 30, 2011, the Company had total current liabilities of $157,294,000 and current assets of $314,000, resulting in a working capital deficiency of $156,980,000.  At June 30, 2011, the Company had a total stockholders’ deficit of $165,529,000.

The Company has ceased production of the SparrowHawk and currently is seeking to transfer the SparrowHawk and its technology to a joint venture to produce fully-assembled light gyroplanes.  The Company has entered into an agreement with a Chinese company to form such a joint venture subject to approval by the Chinese regulatory authorities.  However the contractual due date for the receipt of such approvals has passed and both parties are free to initiate steps that could lead to the abrogation of the agreement.  Although as of the date hereof neither party has chosen to take any such step, we can give no assurance that the parties will obtain the required regulatory approvals or that the implementation of the joint venture will ever take place.

The gyroplane technology capabilities of the Company, through the use of advanced software applied to the versatility of composite materials for rotorcraft, have led to the initial design by the Company of a new six passenger seat (plus pilot) aircraft, preliminarily named the Hawk 6, and now renamed the ArrowHawk.  The Company believes this gyroplane aircraft extends and enlarges the commercial market potential of the Company’s smaller four-passenger Hawk 4 gyroplane, previously manufactured as a pre-production aircraft and currently flying for market demonstration purposes.  The Company believes that the ArrowHawk can offer economic and performance advantages over competitive aircraft types for such applications as tour operations and pipe/power line patrol.  As of the date of this Report, the Company is seeking funding to finalize the design and certification of the ArrowHawk for commercial production and for this purpose exhibited a full scale model of the ArrowHawk at the China International Aviation & Aerospace Exhibition in November 2010.

In October, 2010, shortly prior to the Exhibition, the Chinese State Council, Central Military Commission, approved the “low-altitude airspace management reform guidance” that indicates an impending relaxation of regulations limiting the use of private and other commercial aircraft in China.  The Company believes that as a result, business interest in the development of the commercial flight industry in China has been significantly stimulated.  The Company’s exhibit of the ArrowHawk in China in November, 2010 attracted substantial notice in this environment, including an invitation for Mr. David Groen to be a speaker at the “China International General Aviation Summit” held in Shanghai in April this year.  This Conference, held in association with the Civil Aviation Administration of China (“CAAC”), dealt directly with “Opportunities and Challenges under China’s low-Altitude Airspace.”  The Company believes Mr. Groen’s address on the utility of runway-independent gyroplanes to take advantage of those opportunities was well received.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

In this context, several Chinese parties have subsequently approached the Company to explore an interest in cooperation in the development of the ArrowHawk and other gyroplane and gyrodyne products for commercial use.  The Company has held meetings with two such parties and in each case subsequent to the end of the third Quarter, signed a non-binding Memorandum of Understanding (or equivalent agreement) (hereafter “MOU”) for potential development of civil gyroplanes using more advanced technology than the SparrowHawk.  Neither MOU is therefore in conflict with the SparrowHawk Joint Venture agreement that has been submitted for Chinese government approval.   There can be no assurance that these MOUs or other activities will enable the Company to be successful in obtaining the necessary funding for gyroplane programs.

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

The Company has completed work on Phase I of a contract with the U.S. Defense Advanced Research Projects Agency (“DARPA”) where it served as prime contractor to design a proof of concept high speed, long range, vertical takeoff and landing aircraft.  This modern rotorcraft, named the “Heliplane” by DARPA, is an intended demonstration vehicle for future gyrodynes to be used in combat search and rescue roles.  The Company was subsequently engaged by Georgia Institute of Technology (“GT”) as a subcontractor for rotor system work for Phase IB of the DARPA contract, with final payment received from GT in September 2009.  As of the date of this report, funding for Phase II has not been made available.  The future involvement of the Company in the DARPA contract is not certain and cannot be guaranteed, but the Company continues to seek opportunities with the Department of Defense (“DoD”) where it believes its Heliplane technology expertise can offer advantages for US military needs.

The Company is a member of the Vertical Lift Consortium (“VLC”) established by the Department of Defense to provide opportunities for small VTOL research and development companies to develop VTOL platforms.  The Company continues to advocate its Heliplane technology through the VLC and other avenues, but there is no assurance that these efforts will be successful.

The Company’s continuation as a going concern is dependent on obtaining additional outside financing and/or restructuring its debt obligations, including its Series B Preferred Stock, and ultimately attaining profitable operations.  During the past two fiscal years, the Company has funded losses from operations primarily from the issuance of debt to related parties (current shareholders and lenders of the Company).  Currently, the Company has no significant source of operating revenues, and will require additional outside funding to develop and sustain its future operations.

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

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Included in current liabilities and the working capital deficiency at June 30, 2011 is a $46,660,000 Series B Preferred Stock obligation.  The holders of the Series B Preferred Stock (the “Series B Holders”) have agreed to extend the redemption date of the Series B Preferred Stock from time to time and the current redemption date is October 31, 2011, or such later date as agreed to in writing by at least 80% of the Series B Holders.

During 2006 and 2007, the Company obtained debt financing from the Series B Holders in the aggregate principal amount of $4,400,000 (the “2006/2007 Notes”).  The 2006/2007 Notes provide for the payment of simple interest at the rate of 36% per annum.  The maturity date for the 2006/2007 Notes has been extended from time to time and currently is October 31, 2011.

In October 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, the Company issued short-term interest bearing notes in the principal amount of $36,962,000 in satisfaction of the accrued and unpaid dividends on the Series B Preferred Stock through October 9, 2008 (the “Dividend Notes”).  Because the Company had paid such dividends in kind by issuing additional shares of Series B Preferred Stock, the issuance of the Dividend Notes resulted in the redemption of $36,962,000 of Series B Preferred Stock.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and had an outstanding balance of $55,236,000 at June 30, 2011.  The maturity date for the Dividend Notes has been extended from time to time and currently is October 31, 2011.

The Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term promissory notes in the aggregate principal amount of up to $16,000,000 (see Note 23) to provide the Company with operating capital, as specified in the draw requests for such notes (the “Note Purchase Notes”).  The draw requests must be approved by the lenders.  Through June 30, 2011, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $12,107,000 and the proceeds had been used by the Company to cover its minimum operating cash needs.  In addition, $3,500,000 of the proceeds was used to partially redeem the Series B Preferred Stock.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date for the Note Purchase Notes has been extended from time to time and currently is October 31, 2011.

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

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

The calculation of the weighted average number of common shares outstanding excludes common shares that have been issued as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full.  At June 30, 2011 and 2010, the Company had issued 5,350,000 shares of common stock as collateral.

Note 4:  Related Party Accounts and Notes Receivable

Related party accounts and notes receivable consisted of an unsecured note receivable from a former employee with a balance of $1,000 at June 30, 2011 and 2010, respectively, which bears interest at 7% per annum.

Note 5:  Detail of Certain Balance Sheet Accounts

Property and equipment consists of the following at June 30:

	2011	2010

Equipment and tools	$54,000	$32,000
Computer equipment and software	263,000	258,000
Aircraft	66,000	66,000
Vehicles	71,000	71,000
Leasehold improvements	-	-
Furniture	-	-

	454,000	427,000
Accumulated depreciation and amortization	(411,000)	(392,000)

	$43,000	$35,000

Substantially all of the property and equipment has been pledged as collateral for debt.

Accounts payable consist of the following at June 30:

	2011	2010

Trade accounts payable	$2,050,000	$2,103,000
Related party payables	215,000	237,000

	$2,265,000	$2,340,000

Dealer deposits consist of the following at June 30:

	2011	2010

Related party dealer deposits	$1,701,000	$1,701,000
Dealer deposits	404,000	404,000

	$2,105,000	$2,105,000

Related parties consist of officers, directors, employees and shareholders.

Note 6:  Accrued Expenses:

Accrued expenses reported as current liabilities consist of the following at June 30:

	2011	2010

Compensation and related taxes	$590,000	$604,000
Related party interest	20,456,000	15,269,000
Interest	907,000	812,000
SparrowHawk customer deposits	214,000	214,000
Consulting fees	9,000	21,000
Finders’ compensation	9,000	9,000
Royalties to related parties	32,000	32,000
Other	59,000	59,000

Total	$22,276,000	$17,020,000

Accrued related party interest payable is comprised of interest expense payable on notes payable to related parties, consisting primarily of stockholders of the Company.

Long-term accrued expenses consist of the following at June 30:

	2011	2010

Deferred compensation	$5,847,000	$5,473,000
Accrued payroll taxes on deferred compensation	193,000	184,000
Accrued interest on deferred compensation	299,000	299,000

Total	$6,339,000	$5,956,000

The deferred compensation is payable to certain current and former officers, directors, and senior management executives of the Company, with amounts originating from fiscal year 1998 through fiscal year 2011.  In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary.  The terms of the Company’s Series B Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors.  Through June 30, 2011, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company’s outstanding financing agreements and would be prudent in light of the Company’s financial condition and availability of cash.  In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.  The deferred compensation and related accrued payroll taxes and interest payable are classified as long-term liabilities at June 30, 2011 and 2010 as the Company does not anticipate payment of any of these amounts in the next twelve months.

Note 7:  Notes Payable and Current Portion of Capital Lease Obligations

Current notes payable and current portion of capital lease obligations are comprised of the following at June 30:

	2011	2010
Unsecured note payable to GT with interest at 12%, currently in default	$844,000	$844,000

Unsecured notes payable to vendors with interest at 20% for the first three months and 25% thereafter, currently in default	166,000	206,000

Unsecured note payable to a vendor with interest at 12%, currently in default	272,000	272,000

Unsecured note payable to an individual, with interest at 5%, due on demand	24,000	24,000

Unsecured note payable to a company with interest at 10.5%, due on demand	10,000	10,000

Unsecured note payable to a government-sponsored organization, due in monthly installments of $200 with final payment of $87,000 due December 2010	85,000	88,000

Current portion of capital lease obligations (Note 9)	5,000	5,000

	$1,406,000	$1,449,000

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Short-term notes payable include notes payable totaling $1,392,000 and $1,347,000 that were in default at June 30, 2011 and 2010, respectively.  In addition, the Company is delinquent in making payments of accrued interest payable of $884,000 and $801,000 on this debt at June 30, 2011 and 2010, respectively.  The Company maintains contact with most of these lenders and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

Note 8:  Related Party Notes Payable

Related party notes payable are comprised of the following notes payable either due on demand or within the twelve months at June 30:
	2011	2010
Series B Holders:

Dividend Notes with interest at 15%, compounded quarterly, secured by substantially all assets of the Company	$55,236,000	$47,673,000

Note Purchase Notes with interest at 15%, secured by substantially all assets of the Company	12,107,000	8,552,000

2006/2007 Notes with interest at 36%, secured by substantially all assets of the Company	4,400,000	4,400,000

Other Related Parties:

Unsecured notes payable to stockholders with interest at 18%	4,592,000	4,592,000

Unsecured notes payable to officers with interest at 18%	36,000	42,000

Unsecured note payable to stockholder with interest at 16%	50,000	50,000

Unsecured notes payable to stockholders with interest at 12%	4,765,000	4,745,000

Unsecured note payable to stockholders with interest at 50%	350,000	350,000

Unsecured notes payable to stockholders with interest at 24%	1,090,000	1,161,000

Unsecured note payable to a stockholder with interest at 25%	20,000	20,000

Unsecured note payable to stockholder with interest at 48%	165,000	165,000

Unsecured notes payable to stockholders with interest at 8%	387,000	387,000

Unsecured notes payable to officer with interest at 8%	254,000	254,000

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

(Continued)	2011	2010

Unsecured note payable to an entity owned by certain members of senior management, with interest at 12%	184,000	184,000

Note payable to a stockholder with interest at 18%, due on demand, secured by research and development parts	50,000	50,000

Notes payable to stockholders with interest at 12%, secured by shares of the Company’s common stock	470,000	470,000

Unsecured note payable to a stockholders with interest at 12%, convertible into shares of the Company’s common stock upon successful completion of proposed financing/recapitalization	310,000	310,000

Notes payable to stockholders with interest at 10%, secured by shares of the Company’s common stock	215,000	215,000

Current portion of related party long-term debt (Note 10)	6,000	6,000

	$84,687,000	$73,626,000

Related party notes payable at June 30, 2011 and 2010 include notes payable totaling $2,611,000 which are in default.  In addition, the Company is delinquent in making payments of accrued interest payable of $2,237,000 and $1,785,000 on this related party debt at June 30, 2011 and 2010, respectively.

Certain shareholder related party note holders may choose to convert outstanding principal and interest balances to common stock of the Company.  The conversion prices per share range from $0.10 per share to $1.25 per share.  At June 30, 2011, $21,791,000 of principal and interest is convertible into 84,223,591 shares of the Company’s common stock.

Upon default, certain shareholder related party note holders, at their option, may elect to add any unpaid accrued interest to principal and such sum will bear interest therefrom until paid at the rate stated in the note agreement.  An exposure to an amount in excess of the accrued interest payable recorded on these notes exists, however, the Company is currently unable to estimate such amount.

A total of 5,350,000 shares of the Company’s common stock have been issued as collateral for related party notes payable totaling $685,000 at June 30, 2011 and 2010, respectively.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 9:  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations are comprised of the following at June 30:

	2011	2010

Capital lease obligations	$16,000	$7,000

Less current portion (Note 7)	(5,000)	(5,000)

Total	$11,000	$2,000

Future maturities of long-term debt and capital lease obligations are as follows:

Years Ending June 30:
2012	$5,000
2013	2,000
2014	3,000
2015	3,000
2016	3,000

16,000
Less current portion	(5,000)

Long-term portion	$11,000

The Company has entered into capital lease agreements with financial institutions for office equipment.  Assets held under capital lease included in property and equipment are as follows at June 30:

	2011	2010

Office equipment	$19,000	$12,000
Accumulated amortization	(5,000)	(8,000)

	$14,000	$4,000

Amortization expense for assets under capital lease is included with depreciation expense for all other depreciable assets.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Future minimum lease payments are as follows:

Years Ending June 30:
2012	$6,000
2013	4,000
2014	3,000
2015	3,000
2016	3,000

19,000
Less amount representing interest	(4,000)

Present value of minimum lease payments	$15,000

Note 10:  Related Party Long-Term Debt

Related party long-term debt consists of the following at June 30:

	2011	2010
Unsecured note payable to a stockholder with interest at 12.5%, due in monthly installments of $500 with final payment of $76,000 due June 2013	$94,000	$100,000

Unsecured note payable to a stockholder with interest at 6%, due June 2014	24,000	-
	118,000	100,000
Less current portion (Note 8)	(6,000)	(6,000)

Total	$112,000	$94,000

The 12.5% related party note holder may choose to convert outstanding principal and interest balances to common stock of the Company at a conversion price of $0.20 per share.  At June 30, 2011, $150,000 of principal and interest is convertible into 751,380 shares of the Company’s common stock.

Future maturities of related party long-term debt are as follows:

Years Ending June 30:
2012	$6,000
2013	88,000
2014	24,000

118,000
Less current portion	(6,000)

Long-term portion	$112,000

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 11:  Preferred Stock

The Company has authorized 200,000,000 shares of preferred stock having no par value.  There are two series of preferred stock with 50,000,000 shares authorized within each series.  The rights, terms and preferences of preferred stock are set by the Board of Directors.  As of June 30, 2011, the Board of Directors has set rights, terms and preferences of Series A and Series B Preferred Stock for issue.

Series A Convertible Preferred Stock

As of June 30, 2011, 1,400,000 shares of Series A Convertible Preferred Stock were issued and outstanding, and held by the following individuals: David Groen, President and member of the Board of Directors, 1,025,000 shares; Robin Wilson, Senior Vice President and member of the Board of Directors 125,000 shares; the widow of the late Jay Groen 125,000 shares; and Dennis Gauger, former member of the Board of Directors, 125,000 shares.

The rights, terms and preferences of the Series A Convertible Preferred Stock, as amended, are summarized as follows:

•
Each share may cast one hundred (100) votes on all matters submitted to the stockholders for a vote, voting together with the holders of the common stock of the Company as a single class, effectively giving current voting control to the Company's founders.

•	The voting rights expire October 31, 2011 (see Note 23).

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

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Series B Preferred Stock

At June 30, 2011, there were 46,660 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock (the “Series B Preferred Stock”) outstanding.  The rights, terms, and preferences of the outstanding preferred shares, as amended, are as follows:

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

•	The shares shall have superior liquidation priority to any other series of the Company’s capital stock, equal to the Stated Value plus all accrued but unpaid dividends thereon.

•	The redemption price of the shares must be paid by the Company in cash.

•	The Company may incur indebtedness of up to $67,250,000 without consent of the holders of the shares (see Note 23).

•	The Company is required to give notice to holders of the shares prior to making any capital expenditures in excess of $300,000.

•
The maturity date of the shares is defined as the first to occur of (a) October 31, 2011, or such later date as agreed to in writing by at least 80% of the Series B Holders, (b) the occurrence of a defined “liquidation event”, or (c) the date that is six months following the receipt by the Company or its affiliates of proceeds from one or more financing transactions in excess of $50 million (see Note 23).

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

On October 9, 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, the Company redeemed 36,962 shares of the Series B Preferred Stock with a book value of $36,962,000, representing the cumulative total of dividends paid in kind through October 9, 2008.  Short term, interest bearing promissory notes totaling $36,962,000 were issued to the Series B Holders in the redemption.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

The Note Purchase Agreement also provides for the periodic sale by the Company to the lenders of short-term promissory notes to provide the Company with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through June 30, 2011, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $12,107,000 and the proceeds had been used by the Company to cover its minimum operating cash needs.  In addition, on June 28, 2010, $3,500,000 of the proceeds was used to redeem 3,500 shares of the Series B Preferred Stock with a book value of $3,500,000.  The lenders and the Company have amended the October 9, 2008 Note Purchase Agreement from time to time to increase the aggregate amount of promissory notes that can be purchased to $16,000,000 (see Note 23), to provide funding to meet the Company’s monthly minimum financial needs.  The lenders are not obligated to purchase notes pursuant to the Note Purchase Agreement and there can be no assurance that the lenders will continue to purchase notes or otherwise provide funding to the Company.

The redemption date of the Series B Preferred Stock has been extended from time to time and currently is October 31, 2011, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.

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

Note 12:  Common Stock

During the year ended June 30, 2011, the Company did not issue any shares of its common stock or any options and warrants to purchase shares of common stock.  During the year ended June 30, 2011, the recorded amount of common stock has been increased by $2,000 for the periodic adjustments to the value of 3,200,000 variable stock options issued during the year ended June 30, 2006 computed using the Black-Scholes option pricing model.  The Company also charged a total of $8,000 to general and administrative expense for the vesting of the grant date fair value of 500,000 options issued to a non-employee consultant.

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

The Company has issued shares of its common stock as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The legend will only be removed if the Company is in default on the applicable loan, at which time, a new certificate will be issued and a value recorded for the shares to account for the loan and accrued interest settled.  In addition, the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable loan and accrued interest are paid in full.  To date, the Company has not defaulted on any loan where common stock has been pledged as collateral.  Under this assumption, the Company believes it is appropriate to not assign any value to the collateral shares issued and to not include these shares in the calculation of loss per share.  At June 30, 2011 and 2010, the Company had issued 5,350,000 shares of common stock as collateral.

The conversion prices per share of the convertible notes payable disclosed in Notes 8 and 10 were based on the cash price per common share paid in private placement transactions on or near the date the debt agreements were negotiated.  The cash price per common share and the conversion prices per share approximated the quoted market price per share of the Company’s common stock on or near the date the note agreements were negotiated.  The conversion prices per share have all been set at the market price of the common stock, or above the market price whenever possible, with market price typically established at the price per share that the Company was selling restricted common shares for cash at the time.  Because the conversion price per share was generally “under water” in substantially all of these transactions, the Company concluded that the conversion terms did not represent a beneficial conversion feature.  Therefore, no beneficial conversion features have been accounted for in the Company’s consolidated financial statements for these transactions.

Note 13:  Stock Option Plan and Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the years ended June 30, 2011 and 2010 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	2011	2010

Cost of sales	$-	$33,000
Research and development	62,000	65,000
General and administrative	56,000	68,000

Total stock-based compensation expense	$118,000	$166,000

There was no stock compensation expense capitalized during the years ended June 30, 2011 and 2010.

As of June 30, 2011, the total future compensation cost related to non-vested stock-options not yet recognized in the condensed consolidated statements of operations was approximately $82,000, and the weighted average period over which these awards are expected to be recognized was 0.31 years.

During the year ended June 30, 2011, no new stock options or warrants were issued.  The following table summarizes the stock option and warrant activity during the year ended June 30, 2011:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at June 30, 2010	26,185,000	$0.21
Granted	-	-
Exercised	-	-
Cancelled	-	-
Expired	(4,344,000)	0.16

Outstanding at June 30, 2011	21,841,000	0.19	1.73	$0

Options and warrants vested and exercisable at June 30, 2011	20,004,000	0.20	1.58	$0

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.017 as of June 30, 2011, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

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

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

On May 17, 2002 and June 10, 2005, the Company filed Form S-8 Registration Statements (“Registration”) for the Plan under the Securities Act of 1933 so that options granted under the Plan  can be exercised for unrestricted and free trading common stock.

The Company’s Board of Directors may also authorize the issuance of other stock options and warrants outside of the Plan.

Note 14:  Income Taxes

The benefit (provision) for income taxes differs from the amount computed at the federal statutory rate as follows:

	Years Ended June 30,
	2011	2010
Income tax benefit at federal statutory rate	$9,090,000	$7,574,000
Series B preferred stock interest expense	(2,492,000)	(2,338,000)
Stock and stock options issued for services and interest	(50,000)	(51,000)
Meals and entertainment	(3,000)	(1,000)
Change in valuation allowance	(6,545,000)	(5,184,000)

	$-	$-

Deferred tax assets (liabilities) as of June 30, 2011 and 2010 are as follows:

	2011	2010

Net operating loss carryforwards	$29,305,000	$28,396,000
Research and development credit carryforward	2,415,000	2,379,000
Accrued interest payable	15,257,000	10,272,000
Accrued payroll and related	2,587,000	2,433,000
Deferred revenue	93,000	93,000
Other	15,000	15,000
Depreciation	51,000	47,000
Inventories	115,000	115,000
Valuation allowance	(49,838,000)	(43,750,000)

	$-	$-

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

At June 30, 2011, the Company has net operating loss carryforwards available to offset future taxable income of approximately $75 million which will begin to expire in fiscal year 2012.  The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.  The Tax Reform Act of 1986 limits the annual amount that can be utilized for certain of these carryforwards as a result of changes in ownership of the Company.  An ownership change may have occurred which may severely impact the utilization of the net operating loss carryforwards.

Due to uncertainties surrounding the realization of all carryforwards and currently non-deductible accruals, a valuation allowance has been established to offset the net deferred income tax asset resulting from such deferred tax items.

ASC Topic 740, Income Taxes, requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-non threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  For the years ended June 30, 2011 and 2010, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC Topic 740.  The Company has no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company classifies interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations under general and administrative expenses.  As of June 30, 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and certain state jurisdictions.  All federal net operating loss carry forwards as of June 30, 2011 are subject to examination.

Note 15:  DARPA Contract

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

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Substantial portions of Phase I payments were paid by the Company to subcontractors and consultants hired by the Company.  Payments under this contract were conditional upon the Company attaining several milestone objectives during the course of Phase I of the contract.

The Company recognized revenue on this contract as each defined milestone was completed and the requisite meetings were held and technical data submitted and accepted by DARPA.  At that time, DARPA instructed the Company to submit an invoice for payment for the respective milestone at the amounts specified in the contract.  Because the Company experienced a negative profit margin on Phase I of the DARPA contract, all contract-related costs and expenses were expensed as incurred.  The Company recognized revenues totaling $72,000 from the DARPA contract in the fiscal year ended June 30, 2010.

As of the date of this report, funding for Phase II has not been subsequently made available and the Company’s future involvement in this DARPA contract is not certain and cannot be guaranteed.

Note 16:  Supplemental Statement of Cash Flows Information

During the year ended June 30, 2011, the Company had the following non-cash investing and financing activities:

•	Decreased notes payable and current portion of capital lease obligations and increased accrued expenses by $37,000.

•	Increased property and equipment and notes payable and capital lease obligations by $13,000.

During the year ended June 30, 2010, the Company had the following non-cash investing and financing activities:

•	Decreased notes payable and current portion of capital lease obligations and increased accrued expenses by $39,000.

Cash paid for interest was $113,000 and $100,000 in fiscal years 2011 and 2010, respectively.

No amounts were paid for income taxes in the fiscal years 2011 and 2010.

Note 17:  Operating Lease Obligations

At June 30, 2011, the Company had no material non-cancellable operating lease obligations with commitments in excess of one year.

Rental expense for non-cancellable operating leases was $294,000 for each of the years ended June 30, 2011 and 2010.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 18:  401(k) Saving Plan

The Company has a 401(k) Plan (the Plan) to provide retirement and incidental benefits for its employees.  Employees may contribute from 1% to 25% of their gross pay to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service.  The Company may contribute a matching contribution at a rate set by the Board of Directors.  The Plan operates on a calendar year basis.  The Company made no matching contribution to the Plan in fiscal years 2011 and 2010.

Note 19:  Commitments and Contingencies

Royalty payments of 1% of the gross sales price of gyroplanes are to be paid to the Company’s founders, David Groen and the estate of the late Jay Groen.  As of June 30, 2011 and 2010, royalties payable totaled $16,000 to each of these parties.  The royalty expense is included in cost of sales in the consolidated statement of operations.

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

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 21:  Joint Venture

As previously reported, in December 2010, Groen Brothers Aviation International, LLC (“Groen LLC”), a wholly owned subsidiary of the Company, and Guangzhou Suntrans Aviation Science and Technology Co., Ltd., a company incorporated under the laws of the People’s Republic of China (“Suntrans”), entered into a Cooperative Joint Venture Contract (the “Agreement”) dated as of November 14, 2010 that provided for the establishment of Foshan Suntrans-Groen Aviation Co., Ltd. (the “Joint Venture”) to produce fully-assembled Light Gyroplanes based upon the Company’s SparrowHawk design.  The Agreement generally provides that it will only come into force upon approval by the Chinese Examination and Approval Authority (“CEAA”) in accordance with applicable law and that if such approval is not granted, the Joint Venture Agreement shall be null and void.  Further, if approval has not been obtained and a business license for the Joint Venture has not been issued within 180 days of the date of signature of the Agreement, the parties shall jointly consult to determine whether to continue with the formation of the Joint Venture and, if after a period of 30 days the parties cannot agree upon a common action to be taken, either party shall have the option to deem the Agreement void and of no effect by giving written notice to the other party.    If the  Joint Venture should become effective, the Company, through Groen LLC,  expects to receive 25% of the equity in the JV in return for its contribution to the JV of its SparrowHawk III assets, rights to SparrowHawk designs and defined SparrowHawk derivatives, and a rotor blade design from the Hawk 4 Gyroplane.

As of the date hereof, the Joint Venture has not been approved by the CEAA and both the 180 day period and the 30 day period have run.  As a result, both parties are free to initiate steps that could lead to the abrogation of the agreement.  Although as the date hereof neither party has chosen to take any such step, we can give no assurance that the parties will obtain approval from the CEAA to establish the Joint Venture or that the implementation of the Agreement will ever take place.

Note 22:  Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  Under the amendments in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement.  The entity no longer has the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company does not believe the adoption of this pronouncement will have a material impact on its consolidated financial statements.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

There were no additional new accounting pronouncements issued during the year ended June 30, 2011 and through the date of the filing of this report that the Company believes are applicable to or would have a material impact on the consolidated financial statements of the Company.

Note 23:  Subsequent Events

Series B Preferred Stock

Subsequent to June 30, 2011, the redemption date of the Series B Preferred Stock has been extended from time to time and currently is October 31, 2011, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.

The Company’s Fifth Amended and Restated Articles of Incorporation have also been amended to increase the limit of debt that the Company may incur without the consent of the Series B Holders from $64,000,000 to $67,250,000.

Series A Preferred Stock

Subsequent to June 30, 2011, the Company’s Fifth Amended and Restated Articles of Incorporation have been amended to extend the expiration date of the Series A Preferred Stock from October 8, 2011 to October 31, 2011.

Debt Financing

Effective August 30, 2011, the lenders and the Company amended the October 9, 2008 Note Purchase Agreement to increase the aggregate amount of promissory notes that can be purchased to $16,000,000.

Subsequent to June 30, 2011 through September 30, 2011, the Company has received net proceeds from debt financing pursuant to the Note Purchase Agreement of $2,950,000, $2,000,000 of which were used to redeem 2,000 shares of the Company’s Series B Preferred Stock.

The maturity date for the 2006/2007 Notes, the Dividend Notes and the Note Purchase Notes has been extended from time to time and currently is October 31, 2011.