Form 10-Q
period 2011-09-30
GROEN BROTHERS AVIATION INC /UT/
filed 2011-11-21
CIK 870743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

As of November 21, 2011, there were 171,416,289 shares of the Registrant’s common stock, no par value per share, outstanding.

GROEN BROTHERS AVIATION, INC.
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Balance Sheets
Assets	September 30, 2011	June 30, 2011
	(Unaudited)
Current assets:
Cash	$149,000	$204,000
Accounts receivable, net of allowance of $7,000	-	-
Related party accounts and notes receivable	1,000	1,000
Prepaid expenses	94,000	109,000
Total current assets	244,000	314,000

Property and equipment, net	42,000	43,000

Total assets	$286,000	$357,000

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$2,082,000	$2,265,000
Accrued expenses	23,659,000	22,276,000
Notes payable and current portion of capital lease obligations	1,376,000	1,406,000
Related party notes payable	89,713,000	84,687,000
Series B 15% cumulative redeemable non-voting preferred stock, no par value, 50,000,000 shares authorized, 46,404 and 46,660 shares issued and outstanding, respectively	46,404,000	46,660,000
Total current liabilities	163,234,000	157,294,000

Long-term liabilities:
Accrued expenses	6,435,000	6,339,000
Deferred revenue	25,000	25,000
Long-term debt and capital lease obligations	10,000	11,000
Related party long-term debt	110,000	112,000
Dealer deposits	2,105,000	2,105,000
Total liabilities	171,919,000	165,886,000

Stockholders’ deficit:
Series A convertible preferred stock, no par value, 50,000,000 shares authorized, 1,400,000 shares issued and outstanding	70,000	70,000
Common stock, no par value, 500,000,000 shares authorized, 171,416,289 shares issued and outstanding	35,033,000	35,005,000
Accumulated deficit	(206,736,000)	(200,604,000)
Total stockholders’ deficit	(171,633,000)	(165,529,000)

Total liabilities and stockholders’ deficit	$286,000	$357,000

See accompanying notes to condensed consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2011	2010

Revenues	$1,000	$1,000

Costs and expenses:
Cost of sales	1,000	2,000
Research and development	396,000	536,000
General and administrative expenses	536,000	608,000

Total costs and expenses	933,000	1,146,000

Loss from operations	(932,000)	(1,145,000)

Other income (expense):
Related party interest income	1,000	1,000
Gain on extinguishment of debt	70,000	12,000
Interest expense	(3,527,000)	(3,115,000)
Series B preferred stock interest expense	(1,744,000)	(1,510,000)

Total other income (expense)	(5,200,000)	(4,612,000)

Loss before income taxes	(6,132,000)	(5,757,000)

Income tax benefit	-	-

Net loss	$(6,132,000)	$(5,757,000)

Net loss per common share – basic and diluted	$(0.04)	$(0.03)

Weighted average number of common shares outstanding – basic and diluted	166,066,000	166,066,000

See accompanying notes to condensed consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(6,132,000)	$(5,757,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,000	6,000
Stock options and warrants issued for interest expense	(1,000)	-
Stock options issued for services	-	2,000
Stock-based compensation	29,000	30,000
Interest expense accrued on Series B preferred stock	1,744,000	1,510,000
Interest expense added to debt principal	2,076,000	1,792,000
Gain on extinguishment of debt	(70,000)	(12,000)
(Increase) decrease in:
Accounts and notes receivable	-	(1,000)
Prepaid expenses	15,000	(98,000)
Increase (decrease) in:
Accounts payable	(183,000)	(61,000)
Accrued expenses	1,520,000	1,397,000

Net cash used in operating activities	(998,000)	(1,192,000)

Cash flows from investing activities:
Purchase of property and equipment	(3,000)	(3,000)

Net cash used in investing activities	(3,000)	(3,000)

Cash flows from financing activities:
Proceeds from the issuance of debt	2,950,000	770,000
Repayment of debt and capital lease obligations	(4,000)	(11,000)
Redemption of Series B preferred stock	(2,000,000)	-
Increase in bank overdraft	-	9,000

Net cash provided by financing activities	946,000	768,000

Net decrease in cash	(55,000)	(427,000)
Cash, beginning of period	204,000	428,000

Cash, end of period	$149,000	$1,000

See accompanying notes to condensed consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

Organization and Consolidation

The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. (the “Company”) and its wholly owned subsidiary, Groen Brothers Aviation USA, Inc. (“GBA USA”), and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2011 and the results of operations and cash flows for the three months ended September 30, 2011 and 2010.  The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2012.

Basis of Presentation and Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Because of the lack of significant operating revenues, recurring operating losses, negative cash flows from operations, the excess of current liabilities over current assets, significant past due obligations, and the stockholders’ deficit, there is substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2011, we had total current liabilities of $163,234,000 and current assets of $244,000, resulting in a working capital deficiency of $162,990,000.  At September 30, 2011, we had a total stockholders’ deficit of $171,633,000.

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

The Joint Venture Agreement provides that it will only come into force upon approval by the Chinese Examination and Approval Authority (“CEAA”) in accordance with applicable law and if such approval is not granted, the Agreement shall be null and void.  Further, If such approval has not been obtained and a Business License for the Joint Venture issued within 180 days of the date of signature of the Agreement, the parties shall jointly consult to determine whether to continue with the formation of the Joint Venture and, if after a period of 30 days the parties cannot agree upon a common action to be taken, then either party shall have the option to deem the Agreement void and of no effect by giving written notice to the other party.  The 180 day period from date of signature was reached on May 14, 2011 and the 30 day period on June 13,2001, and as of the submission of this Report, the Company had not received any confirmation that the Business License had been issued.  As a result, both parties are free to initiate steps that could lead to abrogation of the agreement.  Although as of the date hereof, neither party has chosen to take any such step, we can give no assurance that the parties will obtain approval from the CEAA to establish the Joint Venture or that the implementation will ever take place.

The gyroplane technology capabilities of the Company, through the use of advanced software applied to the versatility of composite materials for rotorcraft, have led to the initial design by the Company of a new six passenger seat (plus pilot) aircraft, preliminarily named the Hawk 6, and now renamed the ArrowHawk.  The Company believes this gyroplane aircraft extends and enlarges the commercial market potential of the Company’s smaller four-passenger Hawk 4 gyroplane, previously manufactured as a pre-production aircraft and currently flying for concept demonstration purposes to parties interested in the ArrowHawk.  We believe that the ArrowHawk can offer economic and performance advantages over competitive aircraft types for such applications as tour operations and pipe/power line patrol.  As of the date of this Report, the Company is seeking funding to finalize the design and certification of the ArrowHawk for commercial production and for this purpose exhibited a full scale model of the ArrowHawk at the China International Aviation & Aerospace Exhibition in November 2010.

In October, 2010, shortly prior to the Exhibition, the Chinese State Council, Central Military Commission approved the “low-altitude airspace management reform guidance” that indicates an impending relaxation of regulations limiting the use of private and other commercial aircraft in China.  We believe that as a result, business interest in the development of commercial flight industry in China has been significantly stimulated.  The Company’s exhibit of the ArrowHawk in China in November, 2010, attracted substantial notice in this environment, including an invitation for Mr. David Groen to be a keynote speaker at the “China International General Aviation Summit” in Shanghai in April 2011. This Conference, held in association with the Civil Aviation Administration of China (“CAAC”) dealt directly with “Opportunities and Challenges under China’s low-Altitude Airspace”.  We believe Mr. Groen’s address on the utility of runway-independent gyroplanes to take advantage of those opportunities was well received.

In this context, several Chinese parties have subsequently approached the Company to explore an interest in cooperation in the development of the ArrowHawk and other gyroplane and gyrodyne products for commercial use.  The Company has held meetings with two such parties and subsequent to the end of the third Quarter, in each case signed a non-binding Memorandum of Understanding (or equivalent agreement) (hereafter “MOU”) for potential development of civil gyroplanes using more advanced technology than the SparrowHawk.  Neither MOU is therefore in conflict with its SparrowHawk joint venture agreement for which approval from the Chinese authorities is required.  There can be no assurance that these MOUs or other activities will enable the Company to be successful in obtaining the necessary funding for gyroplane programs.

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

The Company has completed work on Phase I of a contract with the U.S. Defense Advanced Research Projects Agency (“DARPA”) where it served as prime contractor to design a proof of concept high speed, long range, vertical takeoff and landing aircraft.  This modern rotorcraft, named the “Heliplane” by DARPA, is an intended demonstration vehicle for future gyrodynes to be used in combat search and rescue roles.  The Company was subsequently engaged by Georgia Institute of Technology (“GT”) as a subcontractor for rotor system work for Phase IB of the DARPA contract, with final payment received from GT in September 2009.  As of the date of this report, DARPA has not yet announced funding for Phase II and the future involvement of the Company in the DARPA contract is not anticipated.

As noted in our Form 10-K for the fiscal year ended June 30, 2011, the Company is a member of the Vertical lift Consortium (“VLC”) established by the Department of Defense to provide opportunities for small VTOL research and development companies to develop VTOL platforms.  The Company continues to advocate its Heliplane technology through the VLC and other avenues, but there is no assurance that these efforts will be successful.

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

Included in current liabilities and the working capital deficiency at September 30, 2011 is a $46,404,000 Series B Preferred Stock obligation.  The holders of the Series B Preferred Stock (the “Series B Holders”) have agreed to extend the redemption date of the Series B Preferred Stock from time to time and the current redemption date is October 31, 2011, or such later date as agreed to in writing by at least 80% of the Series B Holders.

During 2006 and 2007, we obtained debt financing from the Series B Holders in the aggregate principal amount of $4,400,000 (the “2006/2007 Notes”).  The 2006/2007 Notes provide for the payment of simple interest at the rate of 36% per annum.  The maturity date for the 2006/2007 Notes has been extended from time to time and currently is October 31, 2011.

In October 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, we issued short-term interest bearing notes in the principal amount of $36,962,000 in satisfaction of the accrued and unpaid dividends on the Series B Preferred Stock through October 9, 2008 (the “Dividend Notes”).  Because we had paid such dividends in kind by issuing additional shares of Series B Preferred Stock, the issuance of the Dividend Notes resulted in the redemption of $36,962,000 of Series B Preferred Stock.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and had an outstanding balance of $57,307,000 at September 30, 2011.  The maturity date for the Dividend Notes has been extended from time to time and currently is October 31, 2011.

The Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term promissory notes in the aggregate principal amount of up to $16,000,000 to provide the Company with operating capital, as specified in the draw requests for such notes (the “Note Purchase Notes”).  The draw requests must be approved by the lenders.  Through September 30, 2011, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $15,057,000 and the proceeds had been used by us to cover our minimum operating cash needs.  In addition, a total of $5,500,000 of the proceeds was used to partially redeem the Series B Preferred Stock.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date for the Note Purchase Notes has been extended from time to time and currently is October 31, 2011.

We are currently in default on the Series B Preferred Stock obligation, the 2006/2007 Notes, the Dividend Notes and the Note Purchase Notes. As of the date of filing this report, we were in discussions with the Series B Holders and lenders to further extend the redemption and maturity dates beyond October 31, 2011.  Although we have been successful in extending the redemption and maturity dates in the past, there can be no assurance that we will be successful in our current efforts.

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

Reclassifications

Certain amounts in the condensed consolidated financial statements for the three months ended September 30, 2010 have been reclassified to conform to the presentation for the three months ended September 30, 2011.

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

The calculation of the weighted average number of common shares outstanding excludes common shares that have been issued as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full.  At September 30, 2011, the Company had issued 5,350,000 shares of common stock as collateral.

Note 3:  Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the three months ended September 30, 2011 and 2010 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended September 30,
	2011	2010

Cost of sales	$-	$-
Research and development	15,000	16,000
General and administrative	14,000	14,000
Total stock-based compensation expense	$29,000	$30,000

There was no stock compensation expense capitalized during the three months ended September 30, 2011 and 2010.

During the three months ended September 30, 2011, no new stock options or warrants were issued.  The following table summarizes the stock option and warrant activity during the three months ended September 30, 2011:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at June 30, 2011	21,841,000	$0.19
Granted	-	-
Exercised	-	-
Cancelled	-	-
Expired	(3,825,000)	0.25

Outstanding at September 30, 2011	18,016,000	$0.18	1.86	$0

Options and warrants vested and exercisable at September 30, 2011	16,349,000	$0.19	1.73	$0

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.013 as of September 30, 2011, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of September 30, 2011, the total future compensation cost related to non-vested stock-options not yet recognized in the condensed consolidated statements of operations was approximately $53,000, and the weighted average period over which these awards are expected to be recognized was 0.24 years.

Note 4:  Accrued Expenses

Accrued expenses consisted of the following at September 30, 2011:

Compensation and related taxes	$603,000
Related party interest	21,842,000
Interest	894,000
Customer deposits	214,000
Consulting fees	6,000
Finders’ compensation	9,000
Royalties to related parties	32,000
Other	59,000

Total	$23,659,000

Accrued related party interest payable is comprised of interest expense payable on notes payable to related parties, consisting primarily of stockholders of the Company.

Royalty payments totaling 1% of the gross sales price of gyroplanes are to be paid to the Company’s founders, David Groen and the estate of the late Jay Groen.  Through September 30, 2011, royalties payable totaled $16,000 to each of these individuals, which amounts are accrued as a component of cost of sales in the condensed consolidated statements of operations.

Long-term accrued expenses consisted of the following at September 30, 2011:

Deferred compensation	$5,941,000
Accrued payroll taxes on deferred compensation	195,000
Accrued interest on deferred compensation	299,000

Total	$6,435,000

The deferred compensation is payable to certain current and former officers, directors, and senior management of the Company, with amounts originating from fiscal year 1998 through the current fiscal year.  In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary.  The terms of the Company’s Series B 15% Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B 15% Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B 15% Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors.  Through September 30, 2011, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company’s outstanding financing agreements and would be prudent in light of the Company’s financial condition and availability of cash.  In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.  The deferred compensation and related accrued payroll taxes and interest payable are classified as long-term liabilities at September 30, 2011 as the Company does not anticipate payment of any of these amounts in the next twelve months.

Note 5:  Debt

Notes payable and current portion of capital lease obligations include notes payable totaling $1,392,000 that were in default at September 30, 2011.  In addition, the Company is delinquent in making payments of accrued interest payable of $907,000 on this debt at September 30, 2011.  The Company maintains contact with most of these lenders and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

Substantially all related party notes payable of $89,713,000 at September 30, 2011 are payable to stockholders of the Company who are considered related parties, including the Series B Holders.  The related party notes payable at September 30, 2011 are comprised of the following:

Series B Holders:
Dividend Notes	$57,307,000
Note Purchase Notes	15,057,000
2006/2007 Notes	4,400,000
76,764,000
Other Related Parties	12,949,000

Total Related Party Notes Payable	$89,713,000

Dividend Notes totaling $57,307,000 ($36,962,000 original principal plus $20,345,000 in accrued interest expense added to note principal) resulted from the redemption of 36,962 shares of Series B Preferred Stock in October 2008.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and a rate of interest of 18% per annum during any period in which an event of default has occurred and is continuing.  The maturity date for the Dividend Notes has also been extended from time to time and currently is October 31, 2011.

Pursuant to the Note Purchase Agreement discussed in Note 7, the Company borrowed a total of $15,057,000 from the Series B Holders during the period October 1, 2008 to September 30, 2011, of which $5.5 million was used to redeem 5,500 shares of the Series B Preferred Stock with a book value of $5,500,000.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date for the Note Purchase Notes has been extended from time to time and currently is October 31, 2011.

During 2006 and 2007, the Company also borrowed a total of $4,400,000 through the issuance of other promissory notes payable to the Series B Holders that provide for the payment of simple interest at the rate of 36% per annum.  The maturity date for the 2006/2007 Notes has been extended from time to time and currently is October 31, 2011.

We are currently in default on the Dividend Notes, the Note Purchase Notes and the 2006/2007 Notes.  Accrued interest payable on this debt in default was $9,632,000 at September 30, 2011.  As of the date of filing this report, we were in discussions with the lenders to further extend the maturity dates beyond October 31, 2011.  Although we have been successful in extending the maturity dates in the past, there can be no assurance that we will be successful in our current efforts.

At September 30, 2011, the Company is delinquent in making payments on other related party notes payable totaling $2,611,000 and accrued interest payable on related party notes payable totaling $2,351,000.

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

Note 7:  Preferred Stock

The Company has authorized 200,000,000 shares of preferred stock having no par value.  There are two series of preferred stock with 50,000,000 shares authorized within each series.  The rights, terms and preferences of preferred stock are set by the Board of Directors.  As of September 30, 2011, the Board of Directors has set rights, terms and preferences of Series A and Series B Preferred Stock for issue.

Series A Convertible Preferred Stock

As of September 30, 2011, 1,400,000 shares of Series A Convertible Preferred Stock were issued and outstanding, and held by the following: David Groen, President, Chief Executive Officer and Chairman of the Board of Directors, 1,025,000 shares; Robin Wilson, Executive Vice President, Chief Operating Officer and member of the Board of Directors 125,000 shares; the widow of the late Jay Groen 125,000 shares; and Dennis Gauger, former member of the Board of Directors, 125,000 shares.

The rights, terms and preferences of the Series A Convertible Preferred Stock, as amended, are summarized as follows:

•
Each share may cast one hundred (100) votes on all matters submitted to the stockholders for a vote, voting together with the holders of the common stock of the Company as a single class, effectively giving current voting control to the Company's founders.

•	The voting rights expire January 31, 2012 (See Note 12).

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

•
The shares, including all voting and conversion rights, to the extent not converted into common shares, will expire on the later of (i) seven years from the date they are issued and (ii) January 31, 2012, and will be cancelled by the Company.

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

Series B Preferred Stock

At September 30, 2011, there were 46,404 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock (the “Series B Preferred Stock”) outstanding.  The rights, terms, and preferences of the outstanding preferred shares, as amended, are as follows:

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

•	The shares shall have superior liquidation priority to any other series of the Company’s capital stock, equal to the Stated Value plus all accrued but unpaid dividends thereon.

•	The redemption price of the shares must be paid by the Company in cash.

•	The Company may incur indebtedness of up to $65,250,000 without consent of the holders of the shares.

•	The Company is required to give notice to holders of the shares prior to making any capital expenditures in excess of $300,000.

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

The Note Purchase Agreement also provides for the periodic sale by the Company to the lenders of short-term promissory notes to provide the Company with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through September 30, 2011, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $15,057,000 and the proceeds had been used by the Company to cover its minimum cash needs.  The lenders and the Company have amended the October 9, 2008 Note Purchase Agreement from time to time to increase the aggregate amount of promissory notes that can be purchased to $16,000,000, to provide funding to meet the Company’s monthly minimum financial needs.  The lenders are not obligated to purchase notes pursuant to the Note Purchase Agreement and there can be no assurance that the lenders will continue to purchase notes or otherwise provide funding to the Company.

The redemption date of the Series B Preferred Stock has been extended from time to time and currently is October 31, 2011, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.  We are currently in default on this Series B Preferred Stock obligation, and as of the date of filing this report, we were in discussions with the Series B Holders to further extend the redemption date.  There can be no assurance that we will be successful in these efforts.

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

Note 8:  Common Stock

During the three months ended September 30, 2011, the Company did not issue any shares of its common stock or any options and warrants to purchase shares of common stock.  During the three months ended September 30, 2011, the recorded amount of common stock has been increased by $1,000 for the periodic adjustment to the value of 3,200,000 variable stock options issued during the year ended June 30, 2006 computed using the Black-Scholes option pricing model.

During the three months ended September 30, 2010, the Company did not issue any shares of its common stock or any options and warrants to purchase shares of common stock.  During the three months ended September 30, 2010, the Company charged $2,000 to general and administrative expense for the vesting of the grant date fair value of 500,000 options issued to a non-employee consultant.

The Company has issued shares of its common stock as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The legend will only be removed if the Company is in default on the applicable loan, at which time, a new certificate will be issued and a value recorded for the shares to account for the loan and accrued interest settled.  In addition, the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable loan and accrued interest are paid in full.  The Company has assigned no value to the collateral shares and does not include these shares in the calculation of loss per share.  At September 30, 2011, the Company had issued 5,350,000 shares of common stock as collateral.

Certain shareholder related party note holders may choose to convert outstanding principal and interest balances to common stock of the Company.  The conversion prices per share range from $0.10 per share to $1.25 per share.  At September 30, 2011, $22,436,000 of principal and interest is convertible into 87,079,703 shares of the Company’s common stock.  The cash price per common share and the conversion prices per share approximated the quoted market price per share of the Company’s common stock on or near the date the note agreements were negotiated.  The conversion prices per share have all been set at the market price of the common stock, or above the market price whenever possible, with market price typically established at the price per share that the Company was selling restricted common shares for cash at the time.  Because the conversion price per share was generally “under water” in substantially all of these transactions, the Company concluded that the conversion terms did not represent a beneficial conversion feature.  Therefore, no beneficial conversion features have been accounted for in the Company’s consolidated financial statements for these transactions.

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

As of the date hereof, the business license for the Joint Venture has not been issued and both the 180 day period and the 30 day period have run.  As a result, both parties are free to initiate steps that could lead to the abrogation of the agreement.  Although as the date hereof neither party has chosen to take any such step, we can give no assurance that the parties will obtain approval from the CEAA to establish the Joint Venture or that the implementation of the Agreement will ever take place.

Note 10:  Supplemental Statement of Cash Flows Information

During the three months ended September 30, 2011, the Company had the following non-cash investing and financing activities:

•	Decreased notes payable and current portion of capital lease obligations and increased accrued expenses by $29,000.

During the three months ended September 30, 2010, the Company had no non-cash investing and financing activities.

Cash paid for interest expense was $33,000 and $23,000 for the three months ended September 30, 2011 and 2010, respectively.

No payments of income taxes were made during the three months ended September 30, 2011 and 2010.

Note 11:  Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended September 30, 2011 and through the date of this filing that the Company believes are applicable or would have a material impact on the consolidated financial statements of the Company.

Note 12:  Subsequent Events

Fourteenth Amendment to Fifth Amended and Restated Articles of Incorporation

On November 2, 2011, the Company filed the Fourteenth Amendment to the Fifth Restated Articles, which extended the expiration date of the Company’s Series A Preferred Stock from October 31, 2011 to January 31, 2012.  The amendment was dated effective as of October 31, 2011.

Debt Financing

Subsequent to September 30, 2011 through November 21, 2011, the Company has received net proceeds from debt financing pursuant to the Note Purchase Agreement of $450,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This management’s discussion and analysis of financial condition and results of operations and other portions of this Quarterly Report on Form 10-Q contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by this forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in the Annual Report on Form 10-K for the year ended June 30, 2011, filed on October 13, 2011, under the heading “Forward Looking Statements” and elsewhere. Investors should review this quarterly report on Form 10-Q in combination with our Annual Report on Form 10-K in order to have a more complete understanding of the principal risks associated with an investment in our common stock. This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this document.

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

We have completed work on those milestones of Phase I of the DARPA contract where we served as prime contractor and on Phase IB of the DARPA contract where we subsequently served as a subcontractor for rotor systems work to Georgia Institute of Technology (GT), with final payment received by us in September 2009.  As of the date of this report, DARPA has not yet announced funding for Phase II and the future involvement of the Company in the DARPA contract is not anticipated.

Significant Series B Preferred Stock and Debt Obligations

From 2006 through the present, we have obtained debt and equity financing primarily from certain lenders who are also stockholders of the Company.  As of September 30, 2011, our obligations to such lenders included: 36% promissory notes issued during 2006 and 2007 in the aggregate principal amount of $4,400,000 (the “2006/2007 Notes”); a $46,404,000 Series B 15% Cumulative Preferred Stock Obligation; 15% secured promissory notes in the aggregate principal amount of $57,307,000 that were issued in satisfaction of accrued dividends of $36,962,000 on the Series B Preferred Stock through October 9, 2008 plus $20,345,000 in interest accrued and added to debt principal through September 30, 2011 (the “Dividend Notes”); and secured 15% promissory notes in the aggregate principal amount of $15,057,000 issued pursuant to the Note Purchase Agreement dated October 9, 2008 (the “Note Purchase Notes”).  As discussed in more detail below, the redemption date of the Series B Preferred Stock and the maturity dates of the 2006/2007 Notes, the Dividend Notes and the Note Purchase Notes have been extended to October 31, 2011.  We are currently in default on the Series B Preferred Stock obligation, the 2006/2007 Notes, the Dividend Notes and the Note Purchase Notes.  Accrued interest payable on this debt in default was $9,632,000 at September 30, 2011.  As of the date of filing this report, we were in discussions with the Series B Holders and lenders to further extend the redemption and maturity dates beyond October 31, 2011.  We currently have no operating revenues to pay the interest accruing on the debt described above and we are currently unable to pay these obligations.  Substantially all our assets have been pledged to secure our debts and if the lenders should fail to further extend the redemption dates and maturity dates for such debts as they have done in the past, such lenders could foreclose on substantially all our assets and we would be forced to discontinue our operations.  No assurances can be given that the lenders will further extend the redemption and maturity dates for such preferred stock and debt obligations or that if extended, we will be able to generate revenue or other sources of funds in the significant amount required in order to service and ultimately repay such debt.

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Because of the lack of significant operating revenues, recurring operating losses, negative cash flows from operations, the excess of current liabilities over current assets, significant past due obligations, and the stockholders’ deficit, there is substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2011, we had total current liabilities of $163,234,000 and current assets of $244,000, resulting in a working capital deficiency of $162,990,000.  At September 30, 2011, we had a total stockholders’ deficit of $171,633,000.

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

The Joint Venture Agreement provides that it will only come into force upon approval by the Chinese Examination and Approval Authority (“CEAA”) in accordance with applicable law and if such approval is not granted, the Agreement shall be null and void.  Further, If such approval has not been obtained and a Business License for the Joint Venture issued within 180 days of the date of signature of the Agreement, the parties shall jointly consult to determine whether to continue with the formation of the Joint Venture and, if after a period of 30 days the parties cannot agree upon a common action to be taken, then either party shall have the option to deem the Agreement void and of no effect by giving written notice to the other party.  The 180 day period from date of signature was reached on May 14, 2011 and the 30 day period on June 13, 2001, and as of the submission of this Report, the Company had not received any confirmation that the Business License had been issued.  As a result, both parties are free to initiate steps that could lead to the abrogation of the agreement.  Although as of the date hereof, neither party has chosen to take any such step, we can give no assurance that the parties will obtain approval from the CEAA to establish the Joint Venture or that the implementation will ever take place.

The gyroplane technology capabilities of the Company, through the use of advanced software applied to the versatility of composite materials for rotorcraft, have led to the initial design by the Company of a new six passenger seat (plus pilot) aircraft, preliminarily named the Hawk 6, and now renamed the ArrowHawk.  The Company believes this gyroplane aircraft extends and enlarges the commercial market potential of the Company’s smaller four-passenger Hawk 4 gyroplane, previously manufactured as a pre-production aircraft and currently flying for concept demonstration purposes to parties interested in the ArrowHawk.  We believe that the ArrowHawk can offer economic and performance advantages over competitive aircraft types for such applications as tour operations and pipe/power line patrol.  As of the date of this Report, the Company is seeking funding to finalize the design and certification of the ArrowHawk for commercial production and for this purpose exhibited a full scale model of the ArrowHawk at the China International Aviation & Aerospace Exhibition in November 2010.

In October, 2010, shortly prior to the Exhibition, the Chinese State Council, Central Military Commission approved the “low-altitude airspace management reform guidance” that indicates an impending relaxation of regulations limiting the use of private and other commercial aircraft in China. We believe that as a result, business interest in the development of commercial flight industry in China has been significantly stimulated. The Company’s exhibit of the ArrowHawk in China in November, 2010, attracted substantial notice in this environment, including an invitation for Mr. David Groen to be a keynote speaker at the “China International General Aviation Summit” in Shanghai in April 2011. This Conference, held in association with the Civil Aviation Administration of China (“CAAC”) dealt directly with “Opportunities and Challenges under China’s low-Altitude Airspace”. We believe Mr. Groen’s address on the utility of runway-independent gyroplanes to take advantage of those opportunities was well received.

In this context, several Chinese parties have subsequently approached the Company to explore an interest in cooperation in the development of the ArrowHawk and other gyroplane and gyrodyne products for commercial use.  The Company has held meetings with two such parties and subsequent to the end of the third Quarter, in each case signed a non-binding Memorandum of Understanding (or equivalent agreement) (hereafter “MOU”) for potential development of civil gyroplanes using more advanced technology than the SparrowHawk.  Neither MOU is therefore in conflict with its SparrowHawk joint venture agreement for which Chinese government approval is required.   There can be no assurance that these MOUs or other activities will enable the Company to be successful in obtaining the necessary funding for gyroplane programs.

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

The Company has completed work on Phase I of a contract with the U.S. Defense Advanced Research Projects Agency (“DARPA”) where it served as prime contractor to design a proof of concept high speed, long range, vertical takeoff and landing aircraft.  This modern rotorcraft, named the “Heliplane” by DARPA, is an intended demonstration vehicle for future gyrodynes to be used in combat search and rescue roles.  The Company was subsequently engaged by Georgia Institute of Technology (“GT”) as a subcontractor for rotor system work for Phase IB of the DARPA contract, with final payment received from GT in September 2009.  As of the date of this report, DARPA has not yet announced funding for Phase II and the future involvement of the Company in the DARPA contract is not anticipated.

As noted in our Form 10-K for the fiscal year ended June 30, 2011, the Company is a member of the Vertical lift Consortium (“VLC”) established by the Department of Defense to provide opportunities for small VTOL research and development companies to develop VTOL platforms.  The Company continues to advocate its Heliplane technology through the VLC and other avenues, but there is no assurance that these efforts will be successful.

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

Included in current liabilities and the working capital deficiency at September 30, 2011 is a $46,404,000 Series B Preferred Stock obligation.  The holders of the Series B Preferred Stock (the “Series B Holders”) have agreed to extend the redemption date of the Series B Preferred Stock from time to time and the current redemption date is October 31, 2011, or such later date as agreed to in writing by at least 80% of the Series B Holders.

During 2006 and 2007, we obtained debt financing from the Series B Holders in the aggregate principal amount of $4,400,000 (the “2006/2007 Notes”).  The 2006/2007 Notes provide for the payment of simple interest at the rate of 36% per annum.  The maturity date for the 2006/2007 Notes has been extended from time to time and currently is October 31, 2011.

In October 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, we issued short-term interest bearing notes in the principal amount of $36,962,000 in satisfaction of the accrued and unpaid dividends on the Series B Preferred Stock through October 9, 2008 (the “Dividend Notes”).  Because we had paid such dividends in kind by issuing additional shares of Series B Preferred Stock, the issuance of the Dividend Notes resulted in the redemption of $36,962,000 of Series B Preferred Stock.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and had an outstanding balance of $57,304,000 at September 30, 2011.  The maturity date for the Dividend Notes has been extended from time to time and currently is October 31, 2011.

The Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term promissory notes in the aggregate principal amount of up to $16,000,000 to provide the Company with operating capital, as specified in the draw requests for such notes (the “Note Purchase Notes”).  The draw requests must be approved by the lenders.  Through September 30, 2011, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $15,057,000 and the proceeds had been used by us to cover our minimum operating cash needs.  In addition, a total of $5,500,000 of the proceeds was used to partially redeem the Series B Preferred Stock.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date for the Note Purchase Notes has been extended from time to time and currently is October 31, 2011.

We are currently in default on the Series B Preferred Stock obligation, the 2006/2007 Notes, the Dividend Notes and the Note Purchase Notes. As of the date of filing this report, we were in discussions with the Series B Holders and lenders to further extend the redemption and maturity dates beyond October 31, 2011.  Although we have been successful in extending the redemption and maturity dates in the past, there can be no assurance that we will be successful in our current efforts.

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

Results of Operations

Revenues

As discussed above, we have significantly scaled back the level of our operations, including ceasing production of the SparrowHawk, eliminating substantially all flight training and reducing the level of our involvement in the DARPA contract.  We currently have no significant operating revenues.  As a result, total revenues were $1,000 in the three months ended September 30, 2011 and 2010, comprised of miscellaneous operating revenue.

Costs and Expenses

Total cost of sales related to the miscellaneous operating revenue was $1,000 and $2,000 in the three months ended September 30, 2011 and 2010, respectively.

Research and development expenses for the three months ended September 30, 2011 decreased to $396,000 from $536,000 for the three months ended September 30, 2010.  More research and development efforts were dedicated to preparation for a trade show in China in the first quarter of the prior year.  Research and development activities include the development of opportunities for potential joint venture activities, subcontract opportunities with industry partners, variations to the SparrowHawk, fully assembled SparrowHawk gyroplane derivatives, potential applications of our technology to heavy lift vertical take-off military aircraft, runway independent short-haul airliners and other aircraft, including government contract opportunities.

General and administrative expenses for the three months ended September 30, 2011 decreased to $536,000 from $608,000 for the three months ended September 30, 2010.  The decrease in our general and administrative expenses in the first three months of the current fiscal year resulted primarily from decreased legal and accounting expenses and decreased marketing expenses in preparation for trade show opportunities in China.

Other Income and Expenses

As a result of the reduction in our related party notes receivable, related party interest income is currently insignificant to our consolidated financial statements.  Related party interest income was $1,000 for each of the three-month periods ended September 30, 2011 and 2010.

We realized a gain on extinguishment of debt of $70,000 and $12,000 in the three months ended September 30, 2011 and 2010, respectively.

Interest expense for the three months ended September 30, 2011 increased to $3,527,000 from $3,115,000 for the three months ended September 30, 2010.  We continue to fund our operations with an increase in related party debt, which has resulted in increased interest expense.

Series B Preferred Stock interest expense for the three months ended September 30, 2011 increased to $1,744,000 from $1,510,000 for the three months ended September 30, 2010.  Dividends on the Series B Preferred Stock, which are recorded as interest expense, have been “paid in kind” with additional shares of Series B Preferred Stock.  This results in increasing levels of Series B Preferred Stock interest expense.

Net Loss

The net loss for the three months ended September 30, 2011 was $6,132,000 compared to $5,757,000 for the three months ended September 30, 2010.  The increase in the net loss in the first three months of the current fiscal year resulted primarily from the increase in interest expense, as further discussed above.

Liquidity and Capital Resources

Series B Preferred Stock Obligation

At September 30, 2011, we had total current liabilities of $163,234,000 and current assets of $244,000, resulting in a working capital deficiency of $162,990,000. Included in current liabilities and the working capital deficiency at September 30, 2011 is a $46,404,000 Series B Preferred Stock obligation which is currently in default. With the approval of the Series B Holders, the maturity date of the Series B Preferred Stock has been extended from time to time and currently is October 31, 2011, or such later date as agreed to in writing by at least 80% of the Series B Holders.

During 2006 and 2007, we obtained debt financing from the Series B Holders in exchange for 2006/2007 Notes in the aggregate principal amount of $4,400,000.  The 2006/2007 Notes provide for the payment of simple interest at the rate of 36% per annum.  The maturity date of the 2006/2007 Notes has been extended from time to time and currently is October 31, 2011.

In October 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, we redeemed $36,962,000 of the outstanding Series B Stock in exchange for short-term interest bearing Dividend Notes.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and had a balance of $57,307,000 at September 30, 2011.  The maturity date of the Dividend Notes has also been extended from time to time and currently is October 31, 2011.

In addition, the Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term Note Purchase Notes to provide us with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through September 30, 2011, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $15,057,000 and the proceeds had been used by us to cover our minimum operating cash needs.  In addition, $5,500,000 of the proceeds was used to redeem 5,500 shares of the Series B Preferred Stock with a book value of $5,500,000.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date of the Note Purchase Notes has been extended from time to time and currently is October 31, 2011.

The lenders and the Company have amended the October 9, 2008 Note Purchase Agreement from time to time to increase the aggregate amount of promissory notes than can be purchased to $16,000,000 to provide funding to meet our monthly minimum financial needs.  The lenders are not obligated to purchase notes pursuant to the Note Purchase Agreement and there can be no assurance that the lenders will continue to purchase notes or otherwise provide funding to us.

We are currently in default on the 2006/2007 Notes, the Dividend Notes and the Note Purchase Notes.  As of the date of filing this report, we were in discussions with the lenders to further extend the dates beyond October 31, 2011.  Accrued interest payable on this debt in default was $9,632,000 at September 30, 2011.  Although we have been successful in extending the maturity dates in the past, there can be no assurance that we will be successful in our current efforts.

Subsequent to September 30, 2011 through November 21, 2011, the Company has received proceeds from debt financing pursuant to the Note Purchase Agreement of $450,000.

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

Other Debt Obligations

Current liabilities at September 30, 2011 included $89,713,000 notes payable to related parties, comprised of the following:

Series B Holders:
Dividend Notes	$57,307,000
Note Purchase Notes	15,057,000
2006/2007 Notes	4,400,000
76,764,000
Other Related Parties	12,949,000

Total Related Party Notes Payable	$89,713,000

Of the other related parties notes, $2,611,000 is in default.  In addition, we are delinquent in making payments of accrued interest payable of $2,351,000 on this related party debt at September 30, 2011.  Most of these related party notes payable are held by long-time shareholders and lenders of the Company and are payable on demand or are short-term in nature.  There is no assurance that these related party lenders will not demand payment of this short-term indebtedness in the near future.

Also included in current liabilities at September 30, 2011 are notes payable and capital lease obligations to unrelated parties of $1,376,000, a significant portion of which is in default.  In addition, we are delinquent in making payments of accrued interest payable of $907,000 on this debt at September 30, 2011.  We continue to make some payments on this indebtedness and continue discussions with many of these vendors and lenders, and have, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.  There is no assurance that these vendors and lenders will continue to forebear from collection or legal action.

Operating, Investing and Financing Activities

Net cash used in operating activities was $998,000 for the three months ended September 30, 2011, compared to net cash used in operating activities of $1,192,000 for the three months ended September 30, 2010.  The decrease in the net cash used in operating activities in the first three months of the current fiscal year is due to the increase in non-cash interest expense and accrued expenses, partially offset by an increase in our net loss for this period.

Net cash used in investing activities for the three months ended September 30, 2011 and 2010 was $3,000, consisting of the purchase of property and equipment.

We have recently funded losses from operations and net cash used in investing activities primarily from the issuance of debt to related parties (current shareholders and lenders of the Company) and the increase in accrued expenses, and we will require additional funding from these sources to sustain our future operations.

Net cash provided by financing activities was $946,000 for the three months ended September 30, 2011, comprised of proceeds from the issuance of debt of $2,950,000, partially offset by repayment of debt and capital lease obligations of $4,000 and redemption of Series B Preferred Stock of $2,000,000.  Net cash provided by financing activities was $768,000 for the three months ended September 30, 2010, comprised of proceeds from the issuance of debt of $770,000 and the increase in bank overdraft of $9,000, partially offset by repayment of debt and capital lease obligations of $11,000.

We currently do not have sufficient cash to sustain our operations for the next twelve months.  We are dependent on the lenders under the Note Purchase Agreement to continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.  As discussed above, the Note Purchase Agreement provides for the periodic sale by the Company to the lenders of short-term promissory notes to provide us with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through November 21, 2011, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $15,507,000 and the proceeds had been used by us to cover our minimum operating cash needs.  In addition, $5,500,000 of the proceeds was used partially redeem our Series B Preferred Stock.  We are currently in default on our Series B Preferred Stock obligation and other related party debt, and there is no assurance that this funding under the Note Purchase Agreement will continue beyond the current short-term agreement.  Further, there is no assurance that we will be successful in either raising sufficient capital from other sources or improving operations.

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended September 30, 2011 and through the date of this filing that the Company believes are applicable or would have a material impact on the consolidated financial statements of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.  The Company is a smaller reporting company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011, the end of the period covered by this report.  Based on that evaluation, our chief executive officer and chief financial officer concluded that as a result of our failure to timely file a current report on Form 8-K, the disclosure controls and procedures employed at the Company as of September 30, 2011 were not effective such that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Subsequent to September 30, 2011, we established additional procedures to strengthen our disclosure controls and procedures, including the implementation of additional procedures to identify the actions that require disclosure on Form 8-K and the notification of our outside consultants before the actions are taken.  We believe these enhanced procedures will be adequate to cure the deficiencies in our disclosure controls and procedures that existed as of September 30, 2011.  However, it should be noted that a controls system cannot provide absolute assurance that the objectives of the controls systems are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter of our fiscal year 2012, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2011, which could materially affect our business, financial condition or future results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended September 30, 2011.

Item 3.  Defaults Upon Senior Securities

As more fully discussed in the report, we are currently in default on the following current obligations to related parties (balances as of September 30, 2011):

Series B Preferred Stock	$46,404,000

Related Party Notes Payable:
Series B Holders:
Dividend Notes	$57,307,000
Note Purchase Notes	15,057,000
2006/2007 Notes	4,400,000
76,764,000
Other Related Parties	2,611,000

Total Related Party Notes Payable	$79,375,000

We are also delinquent on accrued interest payable on the debt to Series B Holders of $9,632,000 and $2,351,000 on other related party debt.

As of the date of filing this report, we were in discussions with the Series B Holders and lenders to further extend the redemption and maturity dates beyond October 31, 2011.  Although we have been successful in extending the redemption and maturity dates in the past, there can be no assurance that we will be successful in our current efforts.

As of September 30, 2011, we are also delinquent in making payments on notes payable and capital lease obligations totaling $1,392,000 and related accrued interest payable of $907,000.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

On November 24, 2008 the Company filed the Fifth Amended and Restated Articles of Incorporation (the “Fifth Restated Articles”) with the Utah Division of Corporations and Commercial Code.  The Fifth Restated Articles have been amended by the Board of Directors from time to time to extend the mandatory redemption date of the Series B Preferred Stock.

On August 10, 2011, the Company filed the Eleventh Amendment to the Fifth Restated Articles, which extended the mandatory redemption date of the Series B Preferred Stock to August 31, 2011, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.  The amendment was dated effective as of August 4, 2011.

The foregoing description of the Eleventh Amendment to the Fifth Amended and Restated Articles of Incorporation is qualified in its entirety by reference to such amendment, which is being filed as an exhibit to this report.

As reported in the current report on Form 8-K filed on September 28, 2011, the Company filed the Twelfth Amendment to the Fifth Restated Articles, which: (a) extended the mandatory redemption date of the Series B Preferred Stock to October 31, 2011, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock; and (b) increased the limit of debt that the Company may incur without the consent of the Series B Holders from $64,000,000 to $65,250,000.  The amendment was dated effective as of August 30, 2011.

Item 6.                 Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit

3.1	Eleventh Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed August 10, 2011*

3.2	Twelfth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed September 22, 2011 (1)

3.3	Thirteenth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed October 11, 2011 (2)

3.4	Fourth Amendment to Promissory Notes dated as of August 10, 2011 among Groen Brothers Aviation, Inc. and Lender F named therein*

3.5	Ninth Amendment to Promissory Notes dated as of August 10, 2011 among Groen Brothers Aviation, Inc. and Lender C named therein*

3.6	Ninth Amendment to Promissory Notes dated as of August 10, 2011 among Groen Brothers Aviation, Inc. and Lender D named therein*

3.7	Ninth Amendment to Promissory Notes dated as of August 10, 2011 among Groen Brothers Aviation, Inc. and Lender C named therein*

3.8	Ninth Amendment to Promissory Notes dated as of August 10, 2011 among Groen Brothers Aviation, Inc. and Lender D named therein*

3.9	Eleventh Amendment to Promissory Notes dated as of August 10, 2011 among Groen Brothers Aviation, Inc. and Lender B named therein*

3.10	Eleventh Amendment to Promissory Notes dated as of August 10, 2011 among Groen Brothers Aviation, Inc. and Lender A named therein*

3.11	Eleventh Amendment to Promissory Notes dated as of August 10, 2011 among Groen Brothers Aviation, Inc. and Lender H named therein*

3.12	Twelfth Amendment to Promissory Notes dated as of August 10, 2011 among Groen Brothers Aviation, Inc. and Lender B therein*

3.13	Twelfth Amendment to Promissory Notes dated as of August 10, 2011 among Groen Brothers Aviation, Inc. and Lender H named therein*

3.14	Fifth Amendment to Promissory Notes dated as of September 21, 2011 among Groen Brothers Aviation, Inc. and Lender F named therein*

3.15	Tenth Amendment to Promissory Notes dated as of September 21, 2011 among Groen Brothers Aviation, Inc. and Lender C named therein*

3.16	Tenth Amendment to Promissory Notes dated as of September 21, 2011 among Groen Brothers Aviation, Inc. and Lender D named therein*

3.17	Tenth Amendment to Promissory Notes dated as of September 21, 2011 among Groen Brothers Aviation, Inc. and Lender C named therein*

3.18	Tenth Amendment to Promissory Notes dated as of September 21, 2011 among Groen Brothers Aviation, Inc. and Lender D named therein*

3.19	Twelfth Amendment to Promissory Notes dated as of September 21, 2011 among Groen Brothers Aviation, Inc. and Lender B named therein*

3.20	Twelfth Amendment to Promissory Notes dated as of September 21, 2011 among Groen Brothers Aviation, Inc. and Lender A named therein*

3.21	Twelfth Amendment to Promissory Notes dated as of September 21, 2011 among Groen Brothers Aviation, Inc. and Lender H named therein*

3.22	Thirteenth Amendment to Promissory Notes dated as of September 21, 2011 among Groen Brothers Aviation, Inc. and Lender B therein*

3.23	Thirteenth Amendment to Promissory Notes dated as of September 21, 2011 among Groen Brothers Aviation, Inc. and Lender H named therein*

31.1	Section 302 Certification of Chief Executive and Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101.ins	XBRL Instance

101.xsd	XBRL Schema

101.cal	XBRL Calculation

101.def	XBRL Definition

101.lab	XBRL Label

101.pre	XBRL Presentation

* Exhibits filed with this report.

(1) Exhibit filed with the Company’s Current Report on Form 8-K filed September 28, 2011 and incorporated herein by reference.
(2) Exhibit filed with the Company’s Current Report on Form 8-K filed October 11, 2011 and incorporated herein by reference.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROEN BROTHERS AVIATION, INC.

/s/ David Groen
David Groen, President, Chief Executive Officer
and Chief Financial Officer
(Principal Executive and Principal Financial Officer)

Date: November 21, 2011