Form 10-Q
period 2011-12-31
GROEN BROTHERS AVIATION INC /UT/
filed 2012-02-15
CIK 870743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[Missing Graphic Reference]
FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

Commission File No. 0-18958

[Missing Graphic Reference]

Groen Brothers Aviation, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Utah	87-0489865
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of February 14, 2012, there were 171,416,289 shares of the Registrant’s common stock, no par value per share, outstanding.

GROEN BROTHERS AVIATION, INC.
FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2011

PART I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Balance Sheets
Assets	December 31, 2011	June 30, 2011
	(Unaudited)
Current assets:
Cash	$3,000	$204,000
Accounts receivable, net of allowance of $7,000	-	-
Related party accounts and notes receivable	1,000	1,000
Prepaid expenses	62,000	109,000
Total current assets	66,000	314,000

Property and equipment, net	37,000	43,000

Total assets	$103,000	$357,000

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$2,140,000	$2,265,000
Bank overdraft	58,000	-
Accrued expenses	25,177,000	22,276,000
Notes payable and current portion of capital lease obligations	1,375,000	1,406,000
Related party notes payable	92,502,000	84,687,000
Series B 15% cumulative redeemable non-voting preferred stock, no par value, 50,000,000 shares authorized, 48,144 and 46,660 shares issued and outstanding, respectively	48,144,000	46,660,000
Total current liabilities	169,396,000	157,294,000

Long-term liabilities:
Accrued expenses	6,530,000	6,339,000
Deferred revenue	25,000	25,000
Long-term debt and capital lease obligations	10,000	11,000
Related party long-term debt	110,000	112,000
Dealer deposits	2,105,000	2,105,000
Total liabilities	178,176,000	165,886,000

Stockholders’ deficit:
Series A convertible preferred stock, no par value, 50,000,000 shares authorized, 1,400,000 shares issued and outstanding	70,000	70,000
Common stock, no par value, 500,000,000 shares authorized, 171,416,289 shares issued and outstanding	35,060,000	35,005,000
Accumulated deficit	(213,203,000)	(200,604,000)
Total stockholders’ deficit	(178,073,000)	(165,529,000)

Total liabilities and stockholders’ deficit	$103,000	$357,000

See accompanying notes to condensed consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Revenues	$3,000	$-	$4,000	$1,000

Costs and expenses:
Cost of sales	2,000	3,000	3,000	5,000
Research and development	561,000	361,000	957,000	897,000
General and administrative expenses	494,000	680,000	1,030,000	1,288,000

Total costs and expenses	1,057,000	1,044,000	1,990,000	2,190,000

Loss from operations	(1,054,000)	(1,044,000)	(1,986,000)	(2,189,000)

Other income (expense):
Related party interest income	-	-	1,000	1,000
Gain on extinguishment of debt	38,000	56,000	108,000	68,000
Interest expense	(3,711,000)	(3,219,000)	(7,238,000)	(6,334,000)
Series B preferred stock interest expense	(1,740,000)	(1,567,000)	(3,484,000)	(3,077,000)

Total other income (expense)	(5,413,000)	(4,730,000)	(10,613,000)	(9,342,000)

Loss before income taxes	(6,467,000)	(5,774,000)	(12,599,000)	(11,531,000)

Income tax benefit	-	-	-	-

Net loss	$(6,467,000)	$(5,774,000)	$(12,599,000)	$(11,531,000)

Net loss per common share – basic and diluted	$(0.04)	$(0.03)	$(0.08)	$(0.07)

Weighted average number of common shares outstanding – basic and diluted	166,066,000	166,066,000	166,066,000	166,066,000

See accompanying notes to condensed consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(12,599,000)	$(11,531,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	9,000	11,000
Stock options and warrants issued for interest expense	2,000	-
Stock options issued for services	-	4,000
Stock-based compensation	54,000	60,000
Interest expense accrued on Series B preferred stock	3,484,000	3,077,000
Interest expense added to debt principal	4,231,000	3,652,000
Gain on extinguishment of debt	(108,000)	(68,000)
(Increase) decrease in:
Prepaid expenses	47,000	(114,000)
Increase (decrease) in:
Accounts payable	(125,000)	(71,000)
Accrued expenses	3,154,000	2,793,000

Net cash used in operating activities	(1,851,000)	(2,187,000)

Cash flows from investing activities:
Purchase of property and equipment	(3,000)	(3,000)

Net cash used in investing activities	(3,000)	(3,000)

Cash flows from financing activities:
Proceeds from the issuance of debt	3,600,000	1,760,000
Repayment of debt and capital lease obligations	(5,000)	(16,000)
Redemption of Series B preferred stock	(2,000,000)	-
Increase in bank overdraft	58,000	19,000

Net cash provided by financing activities	1,653,000	1,763,000

Net decrease in cash	(201,000)	(427,000)
Cash, beginning of period	204,000	428,000

Cash, end of period	$3,000	$1,000

See accompanying notes to condensed consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

Organization and Consolidation

The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. (the “Company”) and its wholly owned subsidiary, Groen Brothers Aviation USA, Inc. (“GBA USA”), and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2011 and the results of operations and cash flows for the three months and six months ended December 31, 2011 and 2010.  The results of operations for the three months and six months ended December 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2012.

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

At December 31, 2011, we had total current liabilities of $169,396,000 and current assets of $66,000, resulting in a working capital deficiency of $169,330,000.  At December 31, 2011, we had a total stockholders’ deficit of $178,073,000.

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

The Joint Venture Agreement provides that it will only come into force upon approval by the Chinese Examination and Approval Authority (“CEAA”) in accordance with applicable law and if such approval is not granted, the Agreement shall be null and void.  Further, if such approval has not been obtained and a Business License for the Joint Venture issued within 180 days of the date of signature of the Agreement, the parties shall jointly consult to determine whether to continue with the formation of the Joint Venture and, if after a period of 30 days the parties cannot agree upon a common action to be taken, then either party shall have the option to deem the Agreement void and of no effect by giving written notice to the other party.  The 180 day period from date of signature was reached on May 14, 2011 and the 30 day period on June 13, 2011, and as of the submission of this Report, the Company had not received any confirmation that the Business License had been issued.  As a result, both parties are free to initiate steps that could lead to abrogation of the agreement.  Although as of the date hereof, neither party has chosen to take any such step, we can give no assurance that the parties will obtain approval from the CEAA to establish the Joint Venture or that the implementation will ever take place.

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

As of the date of this Report, the Company is seeking funding to finalize the design and certification of both the ArrowHawk and ShadowHawk for commercial production.  For this purpose the Company exhibited a full scale model of the ArrowHawk at the China International Aviation & Aerospace Exhibition in November 2010.  Shortly prior to the Exhibition, in October 2010, the Chinese State Council, Central Military Commission, approved the “low-altitude airspace management reform guidance” that indicated an impending relaxation of regulations limiting the use of private and other commercial aircraft in China.  We believe that as a result, business interest in the development of commercial flight industry in China has been significantly stimulated.  In this environment the Company’s exhibit of the ArrowHawk at China’s major Airshow attracted substantial notice, including an invitation for Mr. David Groen to be a keynote speaker at the “China International General Aviation Summit” in Shanghai in April 2011. This Conference, held in association with the Civil Aviation Administration of China (“CAAC”), dealt directly with “Opportunities and Challenges under China’s low-Altitude Airspace.”  The positive response to Mr. Groen’s address to the Conference on the utility of runway-independent gyroplanes has encouraged our belief that gyroplanes such as the ArrowHawk, ShadowHawk, and SparrowHawk can take advantage of the new Chinese regulations.

In this context, several Chinese parties subsequently approached the Company to explore an interest in cooperation in the development of the Company’s ArrowHawk, ShadowHawk and other advanced gyroplane and gyrodyne products for commercial use.  The Company held meetings with two such parties and, in each case in 2011, as previously reported, signed a non-binding Memorandum of Understanding (or equivalent agreement) (hereafter “MOU”) with those parties.  Both MOUs envisage the potential development of civil gyroplanes using more advanced technology than that permitted by the Company’s SparrowHawk JV for which Chinese governmental approval is awaited. Consequently, neither MOU, nor any future joint venture agreement emerging from them related to advanced technology gyroplanes (“ATGJV”) should be in conflict with the Company’s SparrowHawk JV agreement

As both MOUs allow for entry of other participants into any future ATGJV based on those MOUs, the Company and its investors have continued to identify potential additional partners, both in Asia and Europe that might bring further strategic and financial resources to such an ATGJV. Meetings with such potential parties have taken place during the period of this Report.   There can be no assurance that these MOUs, as contemplated or expanded, or any other activities will enable the Company to be successful in obtaining the necessary funding for its gyroplane programs.

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

The Company’s continuation as a going concern is dependent on attaining profitable operations, obtaining additional outside financing and/or restructuring its debt obligations, including its Series B Preferred Stock.  During the past three fiscal years, we have funded losses from operations primarily from the issuance of debt to related parties (current shareholders and lenders of the Company).  Currently, we have no significant source of operating revenues, and will require additional outside funding to develop and sustain our future operations.

In order to repay our debt obligations in full or in part when due, we will be required to raise significant capital from other sources.  Alternatively, we will be required to negotiate further extensions of the Series B Preferred Stock maturity date and our notes payable, as we have accomplished in the past.  There is no assurance, however, that we will be successful in these efforts.

Included in current liabilities and the working capital deficiency at December 31, 2011 is a $48,144,000 Series B Preferred Stock obligation.  The holders of the Series B Preferred Stock (the “Series B Holders”) have agreed to extend the redemption date of the Series B Preferred Stock from time to time and the current redemption date is March 31, 2012, or such later date as agreed to in writing by at least 80% of the Series B Holders.

During 2006 and 2007, we obtained debt financing from the Series B Holders in the aggregate principal amount of $4,400,000 (the “2006/2007 Notes”).  The 2006/2007 Notes provide for the payment of simple interest at the rate of 36% per annum.  The maturity date for the 2006/2007 Notes has been extended from time to time and currently is March 31, 2012.

In October 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, we issued short-term interest bearing notes in the principal amount of $36,962,000 in satisfaction of the accrued and unpaid dividends on the Series B Preferred Stock through October 9, 2008 (the “Dividend Notes”).  Because we had paid such dividends in kind by issuing additional shares of Series B Preferred Stock, the issuance of the Dividend Notes resulted in the redemption of $36,962,000 of Series B Preferred Stock.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and had an outstanding balance of $59,456,000 at December 31, 2011.  The maturity date for the Dividend Notes has been extended from time to time and currently is March 31, 2012.

The Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term promissory notes in the aggregate principal amount of up to $16,000,000 to provide the Company with operating capital, as specified in the draw requests for such notes (the “Note Purchase Notes”).  The draw requests must be approved by the lenders.  Through December 31, 2011, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $15,707,000 and the proceeds had been used by us to cover our minimum operating cash needs.  In addition, a total of $5,500,000 of the proceeds was used to partially redeem the Series B Preferred Stock.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date for the Note Purchase Notes has been extended from time to time and currently is March 31, 2012.

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

Reclassifications

Certain amounts in the condensed consolidated financial statements for the three months and six months ended December 31, 2010 have been reclassified to conform to the presentation for the three months and six months ended December 31, 2011.

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

The calculation of the weighted average number of common shares outstanding excludes common shares that have been issued as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full.  At December 31, 2011, the Company had issued 5,350,000 shares of common stock as collateral.

Note 3:  Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the three months and six months ended December 31, 2011 and 2010 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Cost of sales	$-	$-	$-	$-
Research and development	13,000	16,000	28,000	32,000
General and administrative	12,000	14,000	26,000	28,000

Total stock-based compensation expense	$25,000	$30,000	$54,000	$60,000

There was no stock compensation expense capitalized during the six months ended December 31, 2011 and 2010.

During the six months ended December 31, 2011, no new stock options or warrants were issued.  The following table summarizes the stock option and warrant activity during the six months ended December 31, 2011:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at June 30, 2011	21,841,000	$0.19
Granted	-	-
Exercised	-	-
Cancelled	-	-
Expired	(7,495,000)	0.21

Outstanding at December 31, 2011	14,346,000	$0.18	2.11	$0

Options and warrants vested and exercisable at December 31, 2011	12,892,000	$0.19	2.01	$0

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.022 as of December 31, 2011, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of December 31, 2011, the total future compensation cost related to non-vested stock-options not yet recognized in the condensed consolidated statements of operations was approximately $28,000, and the weighted average period over which these awards are expected to be recognized was 0.15 years.

Note 4:  Accrued Expenses

Accrued expenses consisted of the following at December 31, 2011:

Compensation and related taxes	$571,000
Related party interest	23,324,000
Interest	930,000
Customer deposits	214,000
Consulting fees	36,000
Finders’ compensation	11,000
Royalties to related parties	32,000
Other	59,000

Total	$25,177,000

Accrued related party interest payable is comprised of interest expense payable on notes payable to related parties, consisting primarily of stockholders of the Company.

Royalty payments totaling 1% of the gross sales price of gyroplanes are to be paid to the Company’s founders, David Groen and the estate of the late Jay Groen.  Through December 31, 2011, royalties payable totaled $16,000 to each of these individuals, which amounts are accrued as a component of cost of sales in the condensed consolidated statements of operations.

Long-term accrued expenses consisted of the following at December 31, 2011:

Deferred compensation	$6,035,000
Accrued payroll taxes on deferred compensation	197,000
Accrued interest on deferred compensation	298,000

Total	$6,530,000

The deferred compensation is payable to certain current and former officers, directors, and senior management of the Company, with amounts originating from fiscal year 1998 through the current fiscal year.  In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary.  The terms of the Company’s Series B 15% Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B 15% Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B 15% Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors.  Through December 31, 2011, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company’s outstanding financing agreements and would be prudent in light of the Company’s financial condition and availability of cash.  In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.  The deferred compensation and related accrued payroll taxes and interest payable are classified as long-term liabilities at December 31, 2011 as the Company does not anticipate payment of any of these amounts in the next twelve months.

Note 5:  Debt

Notes payable and current portion of capital lease obligations include notes payable totaling $1,362,000 that were in default at December 31, 2011.  In addition, the Company is delinquent in making payments of accrued interest payable of $866,000 on this debt at December 31, 2011.  The Company maintains contact with most of these lenders and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

Substantially all related party notes payable of $92,502,000 at December 31, 2011 are payable to stockholders of the Company who are considered related parties, including the Series B Holders.  The related party notes payable at December 31, 2011 are comprised of the following:

Series B Holders:
Dividend Notes	$59,456,000
Note Purchase Notes	15,707,000
2006/2007 Notes	4,400,000
79,563,000
Other Related Parties	12,939,000

Total Related Party Notes Payable	$92,502,000

Dividend Notes totaling $59,456,000 ($36,962,000 original principal plus $22,494,000 in accrued interest expense added to note principal) resulted from the redemption of 36,962 shares of Series B Preferred Stock in October 2008.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and a rate of interest of 18% per annum during any period in which an event of default has occurred and is continuing.  The maturity date for the Dividend Notes has also been extended from time to time and currently is March 31, 2012.

Pursuant to the Note Purchase Agreement discussed in Note 7, the Company borrowed a total of $15,707,000 from the Series B Holders during the period October 1, 2008 to December 31, 2011, of which $5.5 million was used to redeem 5,500 shares of the Series B Preferred Stock with a book value of $5,500,000.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date for the Note Purchase Notes has been extended from time to time and currently is March 31, 2012.

During 2006 and 2007, the Company also borrowed a total of $4,400,000 through the issuance of other promissory notes payable to the Series B Holders that provide for the payment of simple interest at the rate of 36% per annum.  The maturity date for the 2006/2007 Notes has been extended from time to time and currently is March 31, 2012.

At December 31, 2011, the Company is delinquent in making payments on other related party notes payable totaling $2,595,000 and accrued interest payable on related party notes payable totaling $2,456,000.

Upon default, certain shareholder related party note holders, at their option, may elect to add any unpaid accrued interest to principal and such sum will bear interest therefrom until paid at the rate stated in the note agreement.  An exposure to an amount in excess of the accrued interest payable recorded on these notes exists; however, the Company is currently unable to estimate such amount.

Note 6:  Dealer Deposits

Dealer deposits consist of amounts received from the Company’s authorized dealers on aircraft in anticipation of full-scale production of the Company’s Hawk 4 gyroplane.  The deposit guarantees a delivery sequence number and represents a percentage of the total estimated purchase price.  The Company has also issued common stock to dealers as partial consideration for the delay in the certification of the Hawk 4 gyroplane.  These costs have been charged to interest expense as incurred.  The dealers have been given the opportunity to convert a portion of their deposits into shares of the Company’s restricted common stock.  Those dealers that have converted deposits into shares and are now stockholders of the Company are considered related parties.  The Company’s intention is to obtain the funding to complete the certification of the ArrowHawk, as a replacement of the Hawk 4, and to convert the Hawk 4 dealer deposits to ArrowHawk dealer deposits.  If and when such funding is obtained, the Company estimates the certification process of the ArrowHawk will require at least three years to complete.  Because of the long-term prospects of obtaining the funding and completing the certification, dealer deposits have been recorded as long-term liabilities.

Note 7:  Preferred Stock

The Company has authorized 200,000,000 shares of preferred stock having no par value.  There are two series of preferred stock with 50,000,000 shares authorized within each series.  The rights, terms and preferences of preferred stock are set by the Board of Directors.  As of December 31, 2011, the Board of Directors has set rights, terms and preferences of Series A and Series B Preferred Stock for issue.

Series A Convertible Preferred Stock

As of December 31, 2011, 1,400,000 shares of Series A Convertible Preferred Stock were issued and outstanding, and held by the following: David Groen, President, Chief Executive Officer and Chairman of the Board of Directors, 1,025,000 shares; Robin Wilson, Executive Vice President, Chief Operating Officer and member of the Board of Directors 125,000 shares; the widow of the late Jay Groen 125,000 shares; and Dennis Gauger, former member of the Board of Directors, 125,000 shares.

The rights, terms and preferences of the Series A Convertible Preferred Stock, as amended, are summarized as follows:

•
Each share may cast one hundred (100) votes on all matters submitted to the stockholders for a vote, voting together with the holders of the common stock of the Company as a single class, effectively giving current voting control to the Company's founders.

•	The voting rights expire January 31, 2013 (See Note 12).

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

•
The shares, including all voting and conversion rights, to the extent not converted into common shares, will expire on the later of (i) seven years from the date they are issued and (ii) January 31, 2013, and will be cancelled by the Company.

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

Series B Preferred Stock

At December 31, 2011, there were 48,144 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock (the “Series B Preferred Stock”) outstanding.  The rights, terms, and preferences of the outstanding preferred shares, as amended, are as follows:

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

•
The maturity date of the shares is defined as the first to occur of (a) March 31, 2012 (see Note 12), or such later date as agreed to in writing by at least 80% of the Series B Holders, (b) the occurrence of a defined “liquidation event”, or (c) the date that is six months following the receipt by the Company or its affiliates of proceeds from one or more financing transactions in excess of $50 million.

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

The Note Purchase Agreement also provides for the periodic sale by the Company to the lenders of short-term promissory notes to provide the Company with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through December 31, 2011, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $15,707,000 and the proceeds had been used by the Company to cover its minimum cash needs.  The lenders and the Company have amended the October 9, 2008 Note Purchase Agreement from time to time to increase the aggregate amount of promissory notes that can be purchased to $16,000,000, to provide funding to meet the Company’s monthly minimum financial needs.  The lenders are not obligated to purchase notes pursuant to the Note Purchase Agreement and there can be no assurance that the lenders will continue to purchase notes or otherwise provide funding to the Company.

The redemption date of the Series B Preferred Stock has been extended from time to time and currently is March 31, 2012, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.

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

Note 8:  Common Stock

During the six months ended December 31, 2011, the Company did not issue any shares of its common stock or any options and warrants to purchase shares of common stock.  During the six months ended December 31, 2011, the recorded amount of common stock has been increased by $2,000 for the periodic adjustment to the value of 3,200,000 variable stock options issued during the year ended June 30, 2006 computed using the Black-Scholes option pricing model.  In addition, common stock was decreased by $1,000 to adjust finders’ compensation on the sale of common stock and was increased by $54,000 for total stock-based compensation (see Note 3).

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

The Company has issued shares of its common stock as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The legend will only be removed if the Company is in default on the applicable loan, at which time, a new certificate will be issued and a value recorded for the shares to account for the loan and accrued interest settled.  In addition, the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable loan and accrued interest are paid in full.  The Company has assigned no value to the collateral shares and does not include these shares in the calculation of loss per share.  At December 31, 2011, the Company had issued 5,350,000 shares of common stock as collateral.

Certain shareholder related party note holders may choose to convert outstanding principal and interest balances to common stock of the Company.  The conversion prices per share range from $0.10 per share to $1.25 per share.  At December, 2011, $22,925,000 of principal and interest is convertible into 89,154,381 shares of the Company’s common stock.  The cash price per common share and the conversion prices per share approximated the quoted market price per share of the Company’s common stock on or near the date the note agreements were negotiated.  The conversion prices per share have all been set at the market price of the common stock, or above the market price whenever possible, with market price typically established at the price per share that the Company was selling restricted common shares for cash at the time.  Because the conversion price per share was generally “under water” in substantially all of these transactions, the Company concluded that the conversion terms did not represent a beneficial conversion feature.  Therefore, no beneficial conversion features have been accounted for in the Company’s consolidated financial statements for these transactions.

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

Note 10:  Supplemental Statement of Cash Flows Information

During the six months ended December 31, 2011, the Company had the following non-cash investing and financing activities:

•	Decreased notes payable and current portion of capital lease obligations and increased accrued expenses by $45,000.

•	Decreased common stock and increased accrued expenses by $1,000.

During the six months ended December 31, 2010, the Company had following non-cash investing and financing activities:

•	Decreased notes payable and current portion of capital lease obligations and increased accrued expenses by $29,000.

Cash paid for interest expense was $45,000 and $60,000 for the six months ended December 31, 2011 and 2010, respectively.

No payments of income taxes were made during the six months ended December 31, 2011 and 2010.

Note 11:  Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued during the six months ended December 31, 2011 and through the date of this filing that the Company believes are applicable or would have a material impact on the consolidated financial statements of the Company.

Note 12:  Subsequent Events

Sixteenth Amendment to Fifth Amended and Restated Articles of Incorporation

On January 24, 2012, the Company filed the Sixteenth Amendment to the Fifth Restated Articles of Incorporation, which extended the expiration date of the Company’s Series A Preferred Stock from January 31, 2012 to January 31, 2013.  The amendment was dated effective as of January 30, 2012.

Seventeenth Amendment to Fifth Amended and Restated Articles of Incorporation

On February 9, 2012, the Company filed the Seventeenth Amendment to the Fifth Restated Articles of Incorporation, which extended the redemption date of the Series B Preferred Stock from January 31, 2012 to March 31, 2012, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.

The maturity date for the 2006/2007 Notes, the Dividend Notes and the Note Purchase Notes was also extended from January 31, 2012 to March 31, 2012.

Debt Financing

Subsequent to December 31, 2011, the Company received net proceeds from debt financing pursuant to the Note Purchase Agreement of $100,000.

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

Significant Series B Preferred Stock and Debt Obligations

From 2006 through the present, we have obtained debt and equity financing primarily from certain lenders who are also stockholders of the Company.  As of December 31, 2011, our obligations to such lenders included: 36% promissory notes issued during 2006 and 2007 in the aggregate principal amount of $4,400,000 (the “2006/2007 Notes”); a $48,144,000 Series B 15% Cumulative Preferred Stock Obligation; 15% secured promissory notes in the aggregate principal amount of $59,456,000 that were issued in satisfaction of accrued dividends of $36,962,000 on the Series B Preferred Stock through October 9, 2008 plus $22,494,000 in interest accrued and added to debt principal through December 31, 2011 (the “Dividend Notes”); and secured 15% promissory notes in the aggregate principal amount of $15,707,000 issued pursuant to the Note Purchase Agreement dated October 9, 2008 (the “Note Purchase Notes”).  As discussed in more detail below, the redemption date of the Series B Preferred Stock and the maturity dates of the 2006/2007 Notes, the Dividend Notes and the Note Purchase Notes have been extended to March 31, 2012.  We currently have no operating revenues to pay the interest accruing on the debt described above and we are currently unable to pay these obligations.  Substantially all our assets have been pledged to secure our debts and if the lenders should fail to further extend the redemption dates and maturity dates for such debts as they have done in the past, such lenders could foreclose on substantially all our assets and we would be forced to discontinue our operations.  No assurances can be given that the lenders will further extend the redemption and maturity dates for such preferred stock and debt obligations or that if extended, we will be able to generate revenue or other sources of funds in the significant amount required in order to service and ultimately repay such debt.

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

At December 31, 2011, we had total current liabilities of $169,396,000 and current assets of $66,000, resulting in a working capital deficiency of $169,330,000.  At December 31, 2011, we had a total stockholders’ deficit of $178,073,000.

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

The Joint Venture Agreement provides that it will only come into force upon approval by the Chinese Examination and Approval Authority (“CEAA”) in accordance with applicable law and if such approval is not granted, the Agreement shall be null and void.  Further, if such approval has not been obtained and a Business License for the Joint Venture issued within 180 days of the date of signature of the Agreement, the parties shall jointly consult to determine whether to continue with the formation of the Joint Venture and, if after a period of 30 days the parties cannot agree upon a common action to be taken, then either party shall have the option to deem the Agreement void and of no effect by giving written notice to the other party.  The 180 day period from date of signature was reached on May 14, 2011 and the 30 day period on June 13, 2011, and as of the submission of this Report, the Company had not received any confirmation that the Business License had been issued.  As a result, both parties are free to initiate steps that could lead to the abrogation of the agreement.  Although as of the date hereof, neither party has chosen to take any such step, we can give no assurance that the parties will obtain approval from the CEAA to establish the Joint Venture or that the implementation will ever take place.

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

As of the date of this Report, the Company is seeking funding to finalize the design and certification of both the ArrowHawk and ShadowHawk for commercial production.  For this purpose the Company exhibited a full scale model of the ArrowHawk at the China International Aviation & Aerospace Exhibition in November 2010.  Shortly prior to the Exhibition, in October 2010, the Chinese State Council, Central Military Commission, approved the “low-altitude airspace management reform guidance” that indicated an impending relaxation of regulations limiting the use of private and other commercial aircraft in China.  We believe that as a result, business interest in the development of commercial flight industry in China has been significantly stimulated.  In this environment the Company’s exhibit of the ArrowHawk at China’s major Airshow attracted substantial notice, including an invitation for Mr. David Groen to be a keynote speaker at the “China International General Aviation Summit” in Shanghai in April 2011. This Conference, held in association with the Civil Aviation Administration of China (“CAAC”), dealt directly with “Opportunities and Challenges under China’s low-Altitude Airspace.”  The positive response to Mr. Groen’s address to the Conference on the utility of runway-independent gyroplanes has encouraged our belief that gyroplanes such as the ArrowHawk, ShadowHawk, and SparrowHawk can take advantage of the new Chinese regulations.

In this context, several Chinese parties subsequently approached the Company to explore an interest in cooperation in the development of the Company’s ArrowHawk, ShadowHawk and other advanced gyroplane and gyrodyne products for commercial use.  The Company held meetings with two such parties and, in each case in 2011, as previously reported, signed a non-binding Memorandum of Understanding (or equivalent agreement) (hereafter “MOU”) with those parties.  Both MOUs envisage the potential development of civil gyroplanes using more advanced technology than that permitted by the Company’s SparrowHawk JV for which Chinese governmental approval is awaited. Consequently, neither MOU, nor any future joint venture agreement emerging from them related to advanced technology gyroplanes (“ATGJV”) should be in conflict with the Company’s SparrowHawk JV agreement

As both MOUs allow for entry of other participants into any future ATGJV based on those MOUs, the Company and its investors have continued to identify potential additional partners, both in Asia and Europe that might bring further strategic and financial resources to such an ATGJV. Meetings with such potential parties have taken place during the period of this Report.   There can be no assurance that these MOUs, as contemplated or expanded, or any other activities will enable the Company to be successful in obtaining the necessary funding for its gyroplane programs.

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

The Company’s continuation as a going concern is dependent on attaining profitable operations, obtaining additional outside financing and/or restructuring its debt obligations, including its Series B Preferred Stock.  During the past three fiscal years, we have funded losses from operations primarily from the issuance of debt to related parties (current shareholders and lenders of the Company).  Currently, we have no significant source of operating revenues, and will require additional outside funding to develop and sustain our future operations.

In order to repay our debt obligations in full or in part when due, we will be required to raise significant capital from other sources.  Alternatively, we will be required to negotiate further extensions of the Series B Preferred Stock maturity date and our notes payable, as we have accomplished in the past.  There is no assurance, however, that we will be successful in these efforts.

Included in current liabilities and the working capital deficiency at December 31, 2011 is a $48,144,000 Series B Preferred Stock obligation.  The holders of the Series B Preferred Stock (the “Series B Holders”) have agreed to extend the redemption date of the Series B Preferred Stock from time to time and the current redemption date is March 31, 2012, or such later date as agreed to in writing by at least 80% of the Series B Holders.

During 2006 and 2007, we obtained debt financing from the Series B Holders in the aggregate principal amount of $4,400,000 (the “2006/2007 Notes”).  The 2006/2007 Notes provide for the payment of simple interest at the rate of 36% per annum.  The maturity date for the 2006/2007 Notes has been extended from time to time and currently is March 31, 2012.

In October 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, we issued short-term interest bearing notes in the principal amount of $36,962,000 in satisfaction of the accrued and unpaid dividends on the Series B Preferred Stock through October 9, 2008 (the “Dividend Notes”).  Because we had paid such dividends in kind by issuing additional shares of Series B Preferred Stock, the issuance of the Dividend Notes resulted in the redemption of $36,962,000 of Series B Preferred Stock.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and had an outstanding balance of $59,456,000 at December 31, 2011.  The maturity date for the Dividend Notes has been extended from time to time and currently is March 31, 2012.

The Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term promissory notes in the aggregate principal amount of up to $16,000,000 to provide the Company with operating capital, as specified in the draw requests for such notes (the “Note Purchase Notes”).  The draw requests must be approved by the lenders.  Through December 31, 2011, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $15,707,000 and the proceeds had been used by us to cover our minimum operating cash needs.  In addition, a total of $5,500,000 of the proceeds was used to partially redeem the Series B Preferred Stock.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date for the Note Purchase Notes has been extended from time to time and currently is March 31, 2012.

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

Results of Operations

Revenues

As discussed above, we have significantly scaled back the level of our operations, including ceasing production of the SparrowHawk, eliminating substantially all flight training and reducing the level of our involvement in the DARPA contract.  We currently have no significant operating revenues.  As a result, total miscellaneous operating revenues were $3,000 and $0 in the three months ended December 31, 2011 and 2010, and $4,000 and $1,000 in the six months ended December 31, 2011 and 2010, respectively.

Costs and Expenses

Total cost of sales related to the miscellaneous operating revenues was $2,000 and $3,000 in the three months ended December 31, 2011 and 2010, and $3,000 and $5,000 in the six months ended December 31, 2011 and 2010, respectively.

Research and development activities include the development of opportunities for potential joint venture activities, subcontract opportunities with industry partners, variations to the SparrowHawk, fully assembled SparrowHawk gyroplane derivatives, potential applications of our technology to heavy lift vertical take-off military aircraft, runway independent short-haul airliners and other aircraft, including government contract opportunities.  Our efforts in these areas have increased during the current fiscal year.  As a result, research and development expenses for the three months ended December 31, 2011 increased to $561,000 from $361,000 for the three months ended December 31, 2010.  Research and development expenses for the six months ended December 31, 2011 increased to $957,000 from $897,000 for the six months ended December 31, 2010.

General and administrative expenses for the three months ended December 31, 2011 decreased to $494,000 from $680,000 for the three months ended December 31, 2010.  General and administrative expenses for the six months ended December 31, 2011 decreased to $1,030,000 from $1,288,000 for the six months ended December 31, 2010.  The decrease in our general and administrative expenses in the first three months and six months of the current fiscal year resulted primarily from increased emphasis on research and development activities and the decrease in legal and professional fees.

Other Income and Expenses

As a result of the reduction in our related party notes receivable, related party interest income is currently insignificant to our consolidated financial statements.  Related party interest income was $0 for each of the three-month periods ended December 31, 2011 and 2010, and $1,000 for each of the six-month periods ended December 31, 2011 and 2010.

We realized a gain on extinguishment of debt of $38,000 and $56,000 in the three months ended December 31, 2011 and 2010, and $108,000 and $68,000 in the six months ended December 31, 2011 and 2010, respectively.

Interest expense for the three months ended December 31, 2011 increased to $3,711,000 from $3,219,000 for the three months ended December 31, 2010.  Interest expense for the six months ended December 31, 2011 increased to $7,238,000 from $6,334,000 for the six months ended December 31, 2010.  We continue to fund our operations with an increase in related party debt, which has resulted in increased interest expense.

Series B Preferred Stock interest expense for the three months ended December 31, 2011 increased to $1,740,000 from $1,567,000 for the three months ended December 31, 2010.  Series B Preferred Stock interest expense for the six months ended December 31, 2011 increased to $3,484,000 from $3,077,000 for the six months ended December 31, 2010.  Dividends on the Series B Preferred Stock, which are recorded as interest expense, have been “paid in kind” with additional shares of Series B Preferred Stock.  This results in increasing levels of Series B Preferred Stock interest expense.

Net Loss

The net loss for the three months ended December 31, 2011 was $6,467,000 compared to $5,774,000 for the three months ended December 31, 2010.  The net loss for the six months ended December 31, 2011 was $12,599,000 compared to $11,531,000 for the six months ended December 31, 2010.  The increase in the net loss in the first three months and six months of the current fiscal year resulted primarily from the increase in interest expense, as further discussed above.

Liquidity and Capital Resources

Series B Preferred Stock Obligation

At December 31, 2011, we had total current liabilities of $169,396,000 and current assets of $66,000, resulting in a working capital deficiency of $169,330,000.  Included in current liabilities and the working capital deficiency at December 31, 2011 is a $48,144,000 Series B Preferred Stock obligation.  With the approval of the Series B Holders, the maturity date of the Series B Preferred Stock has been extended from time to time and currently is March 31, 2012, or such later date as agreed to in writing by at least 80% of the Series B Holders.

During 2006 and 2007, we obtained debt financing from the Series B Holders in exchange for 2006/2007 Notes in the aggregate principal amount of $4,400,000.  The 2006/2007 Notes provide for the payment of simple interest at the rate of 36% per annum.  The maturity date of the 2006/2007 Notes has been extended from time to time and currently is March 31, 2012.

In October 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, we redeemed $36,962,000 of the outstanding Series B Stock in exchange for short-term interest bearing Dividend Notes.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and had a balance of $59,456,000 at December 31, 2011.  The maturity date of the Dividend Notes has also been extended from time to time and currently is March 31, 2012.

In addition, the Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term Note Purchase Notes to provide us with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through December 31, 2011, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $15,707,000 and the proceeds had been used by us to cover our minimum operating cash needs.  In addition, $5,500,000 of the proceeds was used to redeem 5,500 shares of the Series B Preferred Stock with a book value of $5,500,000.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date of the Note Purchase Notes has been extended from time to time and currently is March 31, 2012.

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

In order to repay these obligations in full or in part when due, we will be required to raise significant capital from other sources and to meet certain capital requirements under Utah State law.  Alternatively, we will be required to negotiate another extension of the Series B Preferred Stock redemption date and the maturity dates of the 2006/2007 Notes, the Dividend Notes and the Stock Purchase Notes, as we have accomplished in the past.  There is no assurance, however, that we will be successful in raising the capital required to repay the Series B Preferred Stock and related notes payable obligations or in obtaining a further extension of the Series B Preferred Stock redemption date and the related notes payable maturity dates beyond January 31, 2012.

Other Debt Obligations

Current liabilities at December 31, 2011 included $92,502,000 notes payable to related parties, comprised of the following:

Series B Holders:
Dividend Notes	$59,456,000
Note Purchase Notes	15,707,000
2006/2007 Notes	4,400,000
79,563,000
Other Related Parties	12,939,000

Total Related Party Notes Payable	$92,502,000

Of the other related parties notes, $2,595,000 is in default.  In addition, we are delinquent in making payments of accrued interest payable of $2,456,000 on this related party debt at December 31, 2011.  Most of these related party notes payable are held by long-time shareholders and lenders of the Company and are payable on demand or are short-term in nature.  There is no assurance that these related party lenders will not demand payment of this short-term indebtedness in the near future.

Also included in current liabilities at December 31, 2011 are notes payable and capital lease obligations to unrelated parties of $1,375,000, a significant portion of which is in default.  In addition, we are delinquent in making payments of accrued interest payable of $866,000 on this debt at December 31, 2011.  We continue to make some payments on this indebtedness and continue discussions with many of these vendors and lenders, and have, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.  There is no assurance that these vendors and lenders will continue to forebear from collection or legal action.

Operating, Investing and Financing Activities

Net cash used in operating activities was $1,851,000 for the six months ended December 31, 2011, compared to net cash used in operating activities of $2,187,000 for the six months ended December 31, 2010.  The decrease in the net cash used in operating activities in the first six months of the current fiscal year is due primarily to the increase in non-cash interest expense and accrued expenses, partially offset by an increase in our net loss for this period.

Net cash used in investing activities for the six months ended December 31, 2011 and 2010 was $3,000, consisting of the purchase of property and equipment.

We have recently funded losses from operations and net cash used in investing activities primarily from the issuance of debt to related parties (current shareholders and lenders of the Company) and the increase in accrued expenses, and we will require additional funding from these sources to sustain our future operations.

Net cash provided by financing activities was $1,653,000 for the six months ended December 31, 2011, comprised of proceeds from the issuance of debt of $3,600,000 and an increase in bank overdraft of $58,000, partially offset by repayment of debt and capital lease obligations of $5,000 and redemption of Series B Preferred Stock of $2,000,000.  Net cash provided by financing activities was $1,763,000 for the six months ended December 31, 2010, comprised of proceeds from the issuance of debt of $1,760,000 and the increase in bank overdraft of $19,000, partially offset by repayment of debt and capital lease obligations of $16,000.

We currently do not have sufficient cash to sustain our operations for the next twelve months.  We are dependent on the lenders under the Note Purchase Agreement to continue to fund operating losses in the short-term, or until revenues grow to the point where they are sufficient to cover operating costs and expenses.  As discussed above, the Note Purchase Agreement provides for the periodic sale by the Company to the lenders of short-term promissory notes to provide us with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through the date of filing this report, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $15,807,000 and the proceeds had been used by us to cover our minimum operating cash needs.  In addition, $5,500,000 of the proceeds was used partially redeem our Series B Preferred Stock.  There is no assurance that this funding under the Note Purchase Agreement will continue beyond the current short-term agreement.  Further, there is no assurance that we will be successful in either raising sufficient capital from other sources or improving operations.

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued during the six months ended December 31, 2011 and through the date of this filing that the Company believes are applicable or would have a material impact on the consolidated financial statements of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.  The Company is a smaller reporting company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011, the end of the period covered by this report.  Based on that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company as of December 31, 2011 were effective such that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

However, it should be noted that a controls system cannot provide absolute assurance that the objectives of the controls systems are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the second quarter of our fiscal year 2012, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended December 31, 2011.

Item 3.  Defaults Upon Senior Securities

As more fully discussed under “Liquidity and Capital Resources” above, as of December 31, 2011, we are delinquent in making payments on notes payable and capital lease obligations totaling $1,375,000 and related accrued interest payable of $866,000, and notes payable to related parties of $2,595,000 and related accrued interest payable of $2,456,000.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Sixteenth and Seventeenth Amendments to Fifth Amended and Restated Articles of Incorporation

On November 24, 2008 the Company filed the Fifth Amended and Restated Articles of Incorporation (the “Fifth Restated Articles”) with the Utah Division of Corporations and Commercial Code.  The Fifth Restated Articles have been amended by the Board of Directors from time to time to extend the mandatory redemption date of the Series B Preferred Stock and the expiration date of the Company’s Series A Preferred Stock.

As previously reported in the current report on Form 8-K filed on January 25, 2012, on January 24, 2012, the Company filed the Sixteenth Amendment to the Fifth Restated Articles, which extended the expiration date of the Company’s Series A Preferred Stock from January 31, 2012 to January 31, 2013.  The amendment was dated effective as of January 30, 2012.

On February 9, 2012, the Company filed the Seventeenth Amendment to the Fifth Restated Articles, which extended the redemption date of the Series B Preferred Stock from January 31, 2012 to March 31, 2012, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.  The amendment was dated effective as of January 30, 2012.

The foregoing descriptions of the Sixteenth and Seventeenth Amendments to the Fifth Restated Articles are qualified in their entirety by reference to such amendments, which are being filed as exhibits to this report.

Item 6.  Exhibits
The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit

3.1	Thirteenth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed October 11, 2011 (1)

3.2	Fourteenth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed November 2, 2011 (2)

3.3	Fifteenth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed December 19, 2011 (3)

3.4	Sixteenth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed January 24, 2012 (4)

3.5	Seventeenth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed February 9, 2012*

10.1	Sixth Amendment to Promissory Notes dated as of December 19, 2011 among Groen Brothers Aviation, Inc. and Lender F named therein*

10.2	Eleventh Amendment to Promissory Notes dated as of December 19, 2011 among Groen Brothers Aviation, Inc. and Lender C named therein*

10.3	Eleventh Amendment to Promissory Notes dated as of December 19, 2011 among Groen Brothers Aviation, Inc. and Lender D named therein*

10.4	Eleventh Amendment to Promissory Notes dated as of December 19, 2011 among Groen Brothers Aviation, Inc. and Lender C named therein*

10.5	Eleventh Amendment to Promissory Notes dated as of December 19, 2011 among Groen Brothers Aviation, Inc. and Lender D named therein*

10.6	Thirteenth Amendment to Promissory Notes dated as of December 19, 2011 among Groen Brothers Aviation, Inc. and Lender B named therein*

10.7	Thirteenth Amendment to Promissory Notes dated as of December 19, 2011 among Groen Brothers Aviation, Inc. and Lender A named therein*

10.8	Thirteenth Amendment to Promissory Notes dated as of December 19, 2011 among Groen Brothers Aviation, Inc. and Lender H named therein*

10.9	Fourteenth Amendment to Promissory Notes dated as of December 19, 2011 among Groen Brothers Aviation, Inc. and Lender B therein*

10.10	Fourteenth Amendment to Promissory Notes dated as of December 19, 2011 among Groen Brothers Aviation, Inc. and Lender H named therein*

31.1	Section 302 Certification of Chief Executive and Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101.ins	XBRL Instance

101.xsd	XBRL Schema

101.cal	XBRL Calculation

101.def	XBRL Definition

101.lab	XBRL Label

101.pre	XBRL Presentation

* Exhibits filed with this report.
(1) Exhibit filed with the Company’s Current Report on Form 8-K filed October 11, 2011 and incorporated herein by reference.
(2) Exhibit filed with the Company’s Current Report on Form 8-K filed November 8, 2011 and incorporated herein by reference.
(3) Exhibit filed with the Company’s Current Report on Form 8-K filed December 20, 2011 and incorporated herein by reference.
(4) Exhibit filed with the Company’s Current Report on Form 8-K filed January 25, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROEN BROTHERS AVIATION, INC.

/s/ David Groen
David Groen, President, Chief Executive Officer
and Chief Financial Officer
(Principal Executive and Principal Financial Officer)

Date: February 14, 2012