Form 10-Q
period 2012-03-31
GROEN BROTHERS AVIATION INC /UT/
filed 2012-05-21
CIK 870743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of May 15, 2012, there were 171,416,289 shares of the Registrant’s common stock, no par value per share, outstanding.

GROEN BROTHERS AVIATION, INC.
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Balance Sheets
Assets	March 31, 2012	June 30, 2011
	(Unaudited)
Current assets:
Cash	$1,000	$204,000
Accounts receivable, net of allowance of $7,000	-	-
Related party accounts and notes receivable	2,000	1,000
Prepaid expenses	16,000	109,000
Total current assets	19,000	314,000

Property and equipment, net	33,000	43,000

Total assets	$52,000	$357,000

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$1,802,000	$2,265,000
Bank overdraft	19,000	-
Accrued expenses	26,653,000	22,276,000
Notes payable and current portion of capital lease obligations	1,349,000	1,406,000
Related party notes payable	95,257,000	84,687,000
Series B 15% cumulative redeemable non-voting preferred stock, no par value, 50,000,000 shares authorized, 49,949 and 46,660 shares issued and outstanding, respectively	49,949,000	46,660,000
Total current liabilities	175,029,000	157,294,000

Long-term liabilities:
Accrued expenses	6,626,000	6,339,000
Deferred revenue	25,000	25,000
Long-term debt and capital lease obligations	9,000	11,000
Related party long-term debt	109,000	112,000
Dealer deposits	2,105,000	2,105,000
Total liabilities	183,903,000	165,886,000

Stockholders’ deficit:
Series A convertible preferred stock, no par value, 50,000,000 shares authorized, 1,400,000 shares issued and outstanding	70,000	70,000
Common stock, no par value, 500,000,000 shares authorized, 171,416,289 shares issued and outstanding	35,082,000	35,005,000
Accumulated deficit	(219,003,000)	(200,604,000)
Total stockholders’ deficit	(183,851,000)	(165,529,000)

Total liabilities and stockholders’ deficit	$52,000	$357,000

See accompanying notes to condensed consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Revenues	$2,000	$3,000	$6,000	$4,000

Costs and expenses:
Cost of sales	1,000	4,000	4,000	9,000
Research and development	327,000	354,000	1,284,000	1,251,000
General and administrative expenses	329,000	443,000	1,359,000	1,731,000

Total costs and expenses	657,000	801,000	2,647,000	2,991,000

Loss from operations	(655,000)	(798,000)	(2,641,000)	(2,987,000)

Other income (expense):
Related party interest income	1,000	1,000	2,000	2,000
Gain on extinguishment of debt	461,000	9,000	569,000	77,000
Gain on sale of property and equipment	-	14,000	-	14,000
Interest expense	(3,802,000)	(3,309,000)	(11,040,000)	(9,643,000)
Series B preferred stock interest expense	(1,805,000)	(1,625,000)	(5,289,000)	(4,702,000)

Total other income (expense)	(5,145,000)	(4,910,000)	(15,758,000)	(14,252,000)

Loss before income taxes	(5,800,000)	(5,708,000)	(18,399,000)	(17,239,000)

Income tax benefit	-	-	-	-

Net loss	$(5,800,000)	$(5,708,000)	$(18,399,000)	$(17,239,000)

Net loss per common share – basic and diluted	$(0.03)	$(0.03)	$(0.11)	$(0.10)

Weighted average number of common shares outstanding – basic and diluted	166,066,000	166,066,000	166,066,000	166,066,000

See accompanying notes to condensed consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(18,399,000)	$(17,239,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	13,000	16,000
Stock options and warrants issued for interest expense	1,000	9,000
Stock options issued for services	-	5,000
Stock-based compensation	76,000	90,000
Interest expense accrued on Series B preferred stock	5,289,000	4,702,000
Interest expense added to debt principal	6,466,000	5,581,000
Gain on extinguishment of debt	(569,000)	(77,000)
Gain on sale of property and equipment	-	(14,000)
(Increase) decrease in:
Accounts and notes receivable	(1,000)	(3,000)
Prepaid expenses	93,000	(67,000)
Increase (decrease) in:
Accounts payable	(21,000)	(62,000)
Accrued expenses	4,741,000	4,247,000

Net cash used in operating activities	(2,311,000)	(2,812,000)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	-	14,000
Purchase of property and equipment	(3,000)	(13,000)

Net cash provided by (used in) investing activities	(3,000)	1,000

Cash flows from financing activities:
Proceeds from the issuance of debt	4,100,000	2,405,000
Repayment of debt and capital lease obligations	(8,000)	(18,000)
Redemption of Series B preferred stock	(2,000,000)	-
Increase in bank overdraft	19,000	-

Net cash provided by financing activities	2,111,000	2,387,000

Net decrease in cash	(203,000)	(424,000)
Cash, beginning of period	204,000	428,000

Cash, end of period	$1,000	$4,000

See accompanying notes to condensed consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

Organization and Consolidation

The unaudited condensed consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. (the “Company”) and its wholly owned subsidiary, Groen Brothers Aviation USA, Inc. (“GBA USA”), and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2012 and the results of operations and cash flows for the three months and nine months ended March 31, 2012 and 2011.  The results of operations for the three months and nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2012.

Reclassifications

Certain amounts in the condensed consolidated financial statements for the three months and nine months ended March 31, 2011 have been reclassified to conform to the presentation for the three months and nine months ended March 31, 2012.

Note 2.  Going Concern Uncertainty and Proposed Restructuring Plan

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

At March 31, 2012, we had total current liabilities of $175,029,000 and current assets of $19,000, resulting in a working capital deficiency of $175,010,000.  At March 31, 2012, we had a total stockholders’ deficit of $183,851,000.

The Company has no reliable source of revenue that could support even the modest initiatives to further develop its gyroplane technology.  Furthermore, the Company’s assets are essentially all in its technology and cannot be reflected on its balance sheet as an offset to the extensive debt incurred.  In that context, it is not feasible to raise funds through stock sales or from conventional debt sources.  Continuation of the Company’s operations has only been possible through the support of its major creditor.  These loans have been secured by the pledge of substantially all of the Company’s assets: its patents, intellectual property, and limited hard assets.  This essential funding has extended to over a three year period to date.

The Company started the past fiscal year with operational expenses of approximately $300,000 per month, with no income from operations.  Despite the continued support from key creditors, the Company has been unable to attract any equity capital since 2008.  As the national and worldwide financial equity markets continue to constrict, with only slight improvement in recent months, the Company has been forced to face the prospects of filing for Chapter 11 reorganization, or even Chapter 7 liquidation.

Following months of in depth negotiations with essentially all its creditors, most of whom are significant equity holders as well, the Company has reached an agreement with those creditors for the Company to proceed toward the accomplishment of a proposed financial restructuring without having to seek protection through a bankruptcy filing.  In the event that the Company were to be forced into Chapter 11 reorganization, only the secured creditors would have had any equity or other interest in the Company because the bankruptcy process would have eliminated all shareholders and all non-secured creditors.  Management also believes that Groen Brothers Aviation’s name and reputation world-wide would be harmed as well.  The proposed restructuring plan that has been negotiated with all the secured creditors keeps intact all shareholders and treats all creditors converting their debt to equity pari passu to the percent of debt they hold, whether or not secured.

The proposed restructuring will result in the elimination of substantially all of the Company’s debt obligations, which as of the date of this filing exceed $180 million, through the exchange of all of such debt for stock in a new private entity to be formed by the Company, and at this time is expected to be named, “Groen Brothers Aviation Corporation” (GBAC).  In return the Company will transfer substantially all its assets, notably all of its technologies, knowhow, and associated patents, into GBAC in exchange for this relief of debt and receipt of some continued ownership of GBAC.

The transfer of these assets requires approval through a vote of the Company’s shareholders holding a majority of the voting shares.  The Company has received from holders of a significant majority of voting shares, a contractual commitment to vote in favor of this plan.  Because of continued accrual of interest by all interest-bearing debt and of continued funding, the precise breakdown of the ownership of GBAC will not be established until the date of closing.  However, based upon the accrued value of these obligations as of December 31, 2011, it is anticipated that the ”Secured Debt Obligation Holders” in the aggregate will own approximately 70% of GBAC, the “Other GBA Debt Obligation Holders” in the aggregate will hold approximately 17%, Management combined will hold 9%, and the Company will hold 4% of GBAC.  It is anticipated that GBAC will also form subsidiaries where Company developed technologies will be utilized and significant additional funding will be raised in those subsidiaries to complete the commercialization of the Company’s Civil and Military technologies, both manned and unmanned.

The activities that heretofore have been undertaken by the Company and its operating subsidiary Groen Brothers Aviation USA, Inc., will in the plan be carried forward by the operations and development of GBAC. So that the “good-will-value” of the Groen name within the aerospace industry may be retained, it is expected that the Groen Brothers Aviation name will be kept by it doing business as “Groen Brothers Aviation Corporation,” or similar name.  The Company will continue to be a “holding company,” but whereas it now owns 100% of its technologies and is in debt by more than $180,000,000, its total assets will become a minority interest in GBAC and will be, essentially, debt free.

In summary, Management believes that this proposed restructuring plan represents the best possible opportunity for the Company’s creditors and shareholders to emerge from what has become an unsupportable debt burden.  Though debt financing was very instrumental in helping to create the advanced technologies that the Company has developed over the years, the debt burden has been a major impediment to the Company being able to exploit the value of these technologies, both civil and military.

Following the restructuring, the new company’s standing in the industry is expected to be stronger than that which the Company could achieve. This should create opportunities for GBAC to exploit the Company’s gyroplane technology which otherwise likely would have been closed to the Company.  The restructuring plan allows the Company to move into the future, too, although on a smaller scale.  Consequently, the restructuring plan represents the best plan available to the Company that preserves shareholder and creditor value.

As noted in Note 14, “Subsequent Events”, on May 16, 2012 the Company filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission (“SEC”) reporting its proposed restructuring plan.  The Company is in the process of circulating this Statement with all the Company’s known common and preferred shareholders in order to receive the consent by a majority of those common and preferred shareholders in conformance with Utah law.  The Company has already received written commitments from a majority of each shareholder group that they will vote in favor of the plan.

The Company’s continuation as a going concern is dependent on the approval and successful completion of the proposed restructuring plan.  However, there can be no guarantee or assurance that the Company will be successful in these efforts.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The calculation of the weighted average number of common shares outstanding excludes common shares that have been issued as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full.  At March 31, 2012, the Company had issued 5,350,000 shares of common stock as collateral.  Under the terms of the proposed restructuring plan, it is anticipated that some or all of these collateral shares will be returned to the Company.

Note 4:  Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the three months and nine months ended March 31, 2012 and 2011 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Research and development	$12,000	$16,000	$40,000	$48,000
General and administrative	10,000	14,000	36,000	42,000

Total stock-based compensation expense	$22,000	$30,000	$76,000	$90,000

There was no stock compensation expense capitalized during the nine months ended March 31, 2012 and 2011.

During the nine months ended March 31, 2012, no new stock options or warrants were issued.  The following table summarizes the stock option and warrant activity during the nine months ended March 31, 2012:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at June 30, 2011	21,841,000	$0.19
Granted	-	-
Exercised	-	-
Cancelled	-	-
Expired	(7,520,000)	0.21

Outstanding at March 31, 2012	14,321,000	$0.18	1.92	$0

Options and warrants vested and exercisable at March 31, 2012	14,131,201	$0.18	1.92	$0

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.018 as of March 31, 2012, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of March 31, 2012, the total future compensation cost related to non-vested stock-options not yet recognized in the condensed consolidated statements of operations was approximately $5,750, and the weighted average period over which these awards are expected to be recognized was 0.03 years.

Note 5:  Accrued Expenses

Accrued expenses consisted of the following at March 31, 2012:

Compensation and related taxes	$503,000
Related party interest	24,865,000
Interest	937,000
Customer deposits	214,000
Consulting fees	33,000
Finders’ compensation	10,000
Royalties to related parties	32,000
Other	59,000

Total	$26,653,000

Accrued related party interest payable is comprised of interest expense payable on notes payable to related parties, consisting primarily of stockholders of the Company.

Royalty payments totaling 1% of the gross sales price of gyroplanes are to be paid to the Company’s founders, David Groen and the estate of the late Jay Groen.  Through March 31, 2012, royalties payable totaled $16,000 to each of these individuals, which amounts are accrued as a component of cost of sales in the condensed consolidated statements of operations.

Long-term accrued expenses consisted of the following at March 31, 2012:

Deferred compensation	$6,128,000
Accrued payroll taxes on deferred compensation	199,000
Accrued interest on deferred compensation	299,000

Total	$6,626,000

The deferred compensation is payable to certain current and former officers, directors, and senior management of the Company, with amounts originating from fiscal year 1998 through the current fiscal year.  In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary.  The terms of the Company’s Series B 15% Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B 15% Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B 15% Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors.  Through March 31, 2012, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company’s outstanding financing agreements and would be prudent in light of the Company’s financial condition and availability of cash.  In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.  The deferred compensation and related accrued payroll taxes and interest payable are classified as long-term liabilities at March 31, 2012 as the Company does not anticipate payment of any of these amounts in the next twelve months.

Note 6:  Debt

Notes payable and current portion of capital lease obligations include notes payable totaling $1,337,000 that were in default at March 31, 2012.  In addition, the Company is delinquent in making payments of accrued interest payable of $912,000 on this debt at March 31, 2012.  The Company maintains contact with most of these lenders and has, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

Substantially all related party notes payable of $95,257,000 at March 31, 2012 are payable to stockholders of the Company who are considered related parties, including the holders of the Company’s Series B Preferred Stock (the “Series B Holders”).  The related party notes payable at March 31, 2012 are comprised of the following:

Series B Holders:
Dividend Notes	$61,686,000
Note Purchase Notes	16,207,000
2006/2007 Notes	4,400,000
82,293,000
Other Related Parties	12,964,000

Total Related Party Notes Payable	$95,257,000

Dividend Notes totaling $61,686,000 ($36,962,000 original principal plus $24,724,000 in accrued interest expense added to note principal) resulted from the redemption of 36,962 shares of Series B Preferred Stock in October 2008.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and a rate of interest of 18% per annum during any period in which an event of default has occurred and is continuing.  The maturity date for the Dividend Notes has also been extended from time to time and currently is June 30, 2012.

Pursuant to the Note Purchase Agreement discussed in Note 7, the Company borrowed a total of $16,207,000 from the Series B Holders during the period October 1, 2008 to March 31, 2012, of which $5.5 million was used to redeem 5,500 shares of the Series B Preferred Stock with a book value of $5,500,000.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date for the Note Purchase Notes has been extended from time to time and currently is June 30, 2012.

During 2006 and 2007, the Company also borrowed a total of $4,400,000 through the issuance of other promissory notes payable to the Series B Holders that provide for the payment of simple interest at the rate of 36% per annum.  The maturity date for the 2006/2007 Notes has been extended from time to time and currently is June 30, 2012.

At March 31, 2012, the Company is delinquent in making payments on other related party notes payable totaling $2,615,000 and accrued interest payable on related party notes payable totaling $2,601,000.

Upon default, certain shareholder related party note holders, at their option, may elect to add any unpaid accrued interest to principal and such sum will bear interest therefrom until paid at the rate stated in the note agreement.  An exposure to an amount in excess of the accrued interest payable recorded on these notes exists; however, the Company is currently unable to estimate such amount.

Note 7:  Dealer Deposits

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

Note 8:  Preferred Stock

The Company has authorized 200,000,000 shares of preferred stock having no par value.  There are two series of preferred stock with 50,000,000 shares authorized within each series.  The rights, terms and preferences of preferred stock are set by the Board of Directors.  As of March 31, 2012, the Board of Directors has set rights, terms and preferences of Series A and Series B Preferred Stock for issue.

Series A Convertible Preferred Stock

As of March 31, 2012, 1,400,000 shares of Series A Convertible Preferred Stock were issued and outstanding, and held by the following: David Groen, President, Chief Executive Officer and Chairman of the Board of Directors, 1,025,000 shares; Robin Wilson, Executive Vice President, Chief Operating Officer and member of the Board of Directors 125,000 shares; the widow of the late Jay Groen 125,000 shares; and Dennis Gauger, former member of the Board of Directors, 125,000 shares.

The rights, terms and preferences of the Series A Convertible Preferred Stock, as amended, are summarized as follows:

•
Each share may cast one hundred (100) votes on all matters submitted to the stockholders for a vote, voting together with the holders of the common stock of the Company as a single class, effectively giving current voting control to the Company's founders.

•	The voting rights expire January 31, 2013.

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

On January 24, 2012, the Company filed the Sixteenth Amendment to the Fifth Amended and Restated Articles of Incorporation, which extended the expiration date of the Series A Preferred Stock from January 31, 2012 to January 31, 2013.  The amendment was dated effective as of January 30, 2012.

Series B Preferred Stock

At March 31, 2012, there were 49,949 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock (the “Series B Preferred Stock”) outstanding.  The rights, terms, and preferences of the outstanding preferred shares, as amended, are as follows:

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

•	The shares shall have superior liquidation priority to any other series of the Company’s capital stock, equal to the Stated Value plus all accrued but unpaid dividends thereon.

•	The redemption price of the shares must be paid by the Company in cash.

•	The Company may incur indebtedness of up to $68,250,000 without consent of the holders of the shares.

•	The Company is required to give notice to holders of the shares prior to making any capital expenditures in excess of $300,000.

•
The maturity date of the shares is defined as the first to occur of (a) June 30, 2012 or such later date as agreed to in writing by at least 80% of the Series B Holders, (b) the occurrence of a defined “liquidation event”, or (c) the date that is six months following the receipt by the Company or its affiliates of proceeds from one or more financing transactions in excess of $50 million.

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

The Note Purchase Agreement also provides for the periodic sale by the Company to the lenders of short-term promissory notes to provide the Company with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through March 31, 2012, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $16,207,000 and the proceeds had been used by the Company to cover its minimum cash needs.  The lenders and the Company have amended the October 9, 2008 Note Purchase Agreement from time to time to increase the aggregate amount of promissory notes that can be purchased to $17,000,000, to provide funding to meet the Company’s monthly minimum financial needs.  The lenders are not obligated to purchase notes pursuant to the Note Purchase Agreement and there can be no assurance that the lenders will continue to purchase notes or otherwise provide funding to the Company.

The redemption date of the Series B Preferred Stock has been extended from time to time and currently is June 30, 2012, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.

On February 9, 2012, the Company filed the Seventeenth Amendment to the Fifth Amended and Restated Articles of Incorporation, which extended the redemption date of the Series B Preferred Stock from January 31, 2012 to March 31, 2012, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.  The amendment was dated effective as of January 30, 2012.

On April 18, 2012, the Company filed the Eighteenth Amendment to the Fifth Amended and Restated Articles of Incorporation, which extended the mandatory redemption date of the Series B Preferred Stock from March 31, 2012 to June 30, 2012, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred.  In addition, the amount of debt that the Company may incur without the consent of the Series B Holders was increased from $67,250,000 to $68,250,000.  The amendment was dated effective as of March 30, 2012.

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

Note 9:  Common Stock

During the nine months ended March 31, 2012, the Company did not issue any shares of its common stock or any options and warrants to purchase shares of common stock.  During the nine months ended March 31, 2012, the recorded amount of common stock has been increased by $1,000 for the periodic adjustment to the value of 3,200,000 variable stock options issued during the year ended June 30, 2006 computed using the Black-Scholes option pricing model.  In addition, common stock was increased by $76,000 for total stock-based compensation (see Note 4).

During the nine months ended March 31, 2011, the Company did not issue any shares of its common stock or any options and warrants to purchase shares of common stock.  During the nine months ended March 31, 2011, the recorded amount of common stock was increased by $9,000 for the periodic adjustment to the estimated value of 3,200,000 variable stock options issued during the year ended June 30, 2006 computed using the Black-Scholes option pricing model.  The Company also increased the recorded amount of common stock by $5,000 for a charge to general and administrative expense for the vesting of the grant date fair value of 500,000 options issued to a non-employee consultant and by $90,000 for total stock-based compensation (Note 4).  In addition, common stock was decreased by $2,000 to adjust finders’ compensation on the sale of common stock.

The Company has issued shares of its common stock as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The legend will only be removed if the Company is in default on the applicable loan, at which time, a new certificate will be issued and a value recorded for the shares to account for the loan and accrued interest settled.  In addition, the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable loan and accrued interest are paid in full.  The Company has assigned no value to the collateral shares and does not include these shares in the calculation of loss per share.  At March 31, 2012, the Company had issued 5,350,000 shares of common stock as collateral.

Certain shareholder related party note holders may choose to convert outstanding principal and interest balances to common stock of the Company.  The conversion prices per share range from $0.10 per share to $1.25 per share.  At March 31, 2012, $23,412,000 of principal and interest is convertible into 91,226,530 shares of the Company’s common stock.  The cash price per common share and the conversion prices per share approximated the quoted market price per share of the Company’s common stock on or near the date the note agreements were negotiated.  The conversion prices per share have all been set at the market price of the common stock, or above the market price whenever possible, with market price typically established at the price per share that the Company was selling restricted common shares for cash at the time.  Because the conversion price per share was generally “under water” in substantially all of these transactions, the Company concluded that the conversion terms did not represent a beneficial conversion feature.  Therefore, no beneficial conversion features have been accounted for in the Company’s consolidated financial statements for these transactions.

Note 10:  Joint Venture

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

As of the date hereof, the business license for the Joint Venture has not been issued and both the 180 day period and the 30 day period have run.  As a result, both parties are free to initiate steps that could lead to the abrogation of the agreement.  Subsequent to the period covered by this report, the Company notified Suntrans that it was exercising its option to terminate the Agreement (see Note 14).

Note 11:  Supplemental Statement of Cash Flows Information

During the nine months ended March 31, 2012, the Company had the following non-cash investing and financing activities:

•	Decreased notes payable and current portion of capital lease obligations and increased accrued expenses by $50,000.

During the nine months ended March 31, 2011, the Company had the following non-cash investing and financing activities:

•	Decreased notes payable and current portion of capital lease obligations and increased accrued expenses by $33,000.

•	Decreased common stock and increased accrued expenses by $2,000.

Cash paid for interest expense was $43,000 and $81,000 for the nine months ended March 31, 2012 and 2011, respectively.

No payments of income taxes were made during the nine months ended March 31, 2012 and 2011.

Note 12:  Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued during the nine months ended March 31, 2012 and through the date of this filing that the Company believes are applicable or would have a material impact on the consolidated financial statements of the Company.

Note 13:  Comprehensive Loss

Comprehensive loss is the same as net loss.

Note 14:  Subsequent Events

Eighteenth Amendment to the Fifth Restated Articles of Incorporation

On April 18, 2012, the Company filed the Eighteenth Amendment to the Fifth Amended and Restated Articles of Incorporation, which extended the mandatory redemption date of the Series B Preferred Stock from March 31, 2012 to June 30, 2012, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred.  In addition, the amount of debt that the Company may incur without the consent of the Series B Holders was increased from $67,250,000 to $68,250,000.  The amendment was dated effective as of March 30, 2012.

Proposed Restructuring

On May 16, 2012, the Company filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission reporting a proposed restructuring plan.  Following months of in depth negotiations with all its creditors, most of whom are significant equity holders as well, the Company has reached an agreement for accomplishing a financial restructuring without having to seek protection through a bankruptcy filing.  Details of the proposed restructuring plan are discussed further in Note 2 to the Condensed Consolidated Financial Statements and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this quarterly report.

Debt Financing

Subsequent to March 31, 2012, the Company received net proceeds from debt financing pursuant to the Note Purchase Agreement of $150,000.

Termination of Joint Venture Agreement

In the absence of any receipt of approval for a business license, on May 7, 2012, the Company formally advised Suntrans that it was exercising its option to terminate the Joint Venture Agreement that is further discussed in Note 10.

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

Background

The Company is engaged in the business of designing and developing new technology for gyroplane and gyrodyne rotor-wing aircraft for military and commercial uses.  Following the delays in our Heliplane program for DARPA, lower than anticipated results from sales of SparrowHawk kits, and negative conditions in capital markets, we undertook cost-cutting measures that allowed us to continue to develop our technology on a reduced scale.  We ceased production of the SparrowHawk and effected a substantial reduction in force and have reduced other operating expenditures as well.  We currently have no significant operating revenues.

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

Significant Series B Preferred Stock and Debt Obligations

From 2006 through the present, we have obtained debt and equity financing primarily from certain lenders who are also stockholders of the Company.  As of March 31, 2012, our obligations to such lenders included: 36% promissory notes issued during 2006 and 2007 in the aggregate principal amount of $4,400,000 (the “2006/2007 Notes”); a $49,949,000 Series B 15% Cumulative Preferred Stock Obligation; 15% secured promissory notes in the aggregate principal amount of $61,686,000 that were issued in satisfaction of accrued dividends of $36,962,000 on the Series B Preferred Stock through October 9, 2008 plus $24,724,000 in interest accrued and added to debt principal through March 31, 2012 (the “Dividend Notes”); and secured 15% promissory notes in the aggregate principal amount of $16,207,000 issued pursuant to the Note Purchase Agreement dated October 9, 2008 (the “Note Purchase Notes”).  As discussed in more detail below, the redemption date of the Series B Preferred Stock and the maturity dates of the 2006/2007 Notes, the Dividend Notes and the Note Purchase Notes have been extended to June 30, 2012.  We currently have no operating revenues to pay the interest accruing on the debt described above and we are currently unable to pay these obligations.  Substantially all our assets have been pledged to secure our debts.

Going Concern Uncertainty and Proposed Restructuring Plan

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

At March 31, 2012, we had total current liabilities of $175,029,000 and current assets of $19,000, resulting in a working capital deficiency of $175,010,000.  At March 31, 2012, we had a total stockholders’ deficit of $183,851,000.

We have no reliable source of revenue that could support even the modest initiatives to further develop our gyroplane technology.  Furthermore, our assets are essentially all in our technology and cannot be reflected on our balance sheet as an offset to the extensive debt incurred.  In that context, it is not feasible to raise funds through stock sales or from conventional debt sources.  Continuation of our operations has only been possible through the support of our major creditor.  These loans have been secured by the pledge of substantially all of our assets: our patents, intellectual property, and limited hard assets.  This essential funding has extended to over a three year period to date.

We started the past fiscal year with operational expenses of approximately $300,000 per month, with no income from operations.  Despite the continued support from key creditors, we have been unable to attract any equity capital since 2008.  As the national and worldwide financial equity markets continue to constrict, with only slight improvement in recent months, we have been forced to face the prospects of filing for Chapter 11 reorganization, or even Chapter 7 liquidation.

Following months of in depth negotiations with essentially all our creditors, most of whom are significant equity holders as well, we have reached an agreement with those creditors for the Company to proceed toward the accomplishment of a proposed financial restructuring without having to seek protection through a bankruptcy filing.  In the event that the Company were to be forced into Chapter 11 reorganization, only the secured creditors would have had any equity or other interest in the Company because the bankruptcy process would have eliminated all shareholders and all non-secured creditors.  Management also believes that Groen Brothers Aviation’s name and reputation world-wide would be harmed as well.  The proposed restructuring plan that has been negotiated with all the secured creditors keeps intact all shareholders and treats all creditors converting their debt to equity pari passu to the percent of debt they hold, whether or not secured.

The proposed restructuring will result in the elimination of substantially all of our debt obligations, which as of the date of this filing exceed $180 million, through the exchange of all of such debt for stock in a new private entity to be formed by the Company, and at this time is expected to be named, “Groen Brothers Aviation Corporation” (GBAC).  In return we will transfer substantially all our assets, notably all of our technologies, knowhow, and associated patents, into GBAC in exchange for this relief of debt and receipt of some continued ownership of GBAC.

The transfer of these assets requires approval through a vote of the Company’s shareholders holding a majority of the voting shares.  We have received from holders of a significant majority of voting shares, a contractual commitment to vote in favor of this plan.  Because of continued accrual of interest by all interest-bearing debt and of continued funding, the precise breakdown of the ownership of GBAC will not be established until the date of closing.  However, based upon the accrued value of these obligations as of December 31, 2011, it is anticipated that the ”Secured Debt Obligation Holders” in the aggregate will own approximately 70% of GBAC, the “Other GBA Debt Obligation Holders” in the aggregate will hold approximately 17%, Management combined will hold 9%, and the Company will hold 4% of GBAC.  It is anticipated that GBAC will also form subsidiaries where Company developed technologies will be utilized and significant additional funding will be raised in those subsidiaries to complete the commercialization of the Company’s Civil and Military technologies, both manned and unmanned.

The activities that heretofore have been undertaken by the Company and its operating subsidiary Groen Brothers Aviation USA, Inc., will in the plan be carried forward by the operations and development of GBAC. So that the “good-will-value” of the Groen name within the aerospace industry may be retained, it is expected that the Groen Brothers Aviation name will be kept by it doing business as “Groen Brothers Aviation Corporation,” or similar name.  The Company will continue to be a “holding company,” but whereas it now owns 100% of its technologies and is in debt by more than $180,000,000, its total assets will become a minority interest in GBAC and will be, essentially, debt free.

In summary, Management believes that this proposed restructuring plan represents the best possible opportunity for the Company’s creditors and shareholders to emerge from what has become an unsupportable debt burden.  Though debt financing was very instrumental in helping to create the advanced technologies that the Company has developed over the years, the debt burden has been a major impediment to the Company being able to exploit the value of these technologies, both civil and military.

Following the restructuring, the new company’s standing in the industry is expected to be stronger than that which the Company could achieve.  This should create opportunities for GBAC to exploit the Company’s gyroplane technology which otherwise likely would have been closed to the Company.  The restructuring plan allows the Company to move into the future, too, although on a smaller scale.  Consequently, the restructuring plan represents the best plan available to the Company that preserves shareholder and creditor value.

On May 16, 2012, the Company filed a Definitive Information Statement on Schedule 14C with the SEC) reporting its proposed restructuring plan.  The Company is in the process of circulating this Statement with all the Company’s known common and preferred shareholders in order to receive the consent by a majority of those common and preferred shareholders in conformance with Utah law.  The Company has already received written commitments from a majority of each shareholder group that they will vote in favor of the plan.

The Company’s continuation as a going concern is dependent on the approval and successful completion of the proposed restructuring plan.  However, there can be no guarantee or assurance that we will be successful in these efforts.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Revenues

As discussed above, we have significantly scaled back the level of our operations, including ceasing production of the SparrowHawk, eliminating substantially all flight training and concluding our involvement in the DARPA contract.  We currently have no significant operating revenues.  As a result, total miscellaneous operating revenues were $2,000 and $3,000 in the three months ended March 31, 2012 and 2011, and $6,000 and $4,000 in the nine months ended March 31, 2012 and 2011, respectively.

Costs and Expenses

Total cost of sales related to the miscellaneous operating revenues was $1,000 and $4,000 in the three months ended March 31, 2012 and 2011, and $4,000 and $9,000 in the nine months ended March 31, 2012 and 2011, respectively.

Research and development activities include the development of opportunities for potential joint venture activities, subcontract opportunities with industry partners, variations to the SparrowHawk, fully assembled SparrowHawk gyroplane derivatives, potential applications of our technology to heavy lift vertical take-off military aircraft, runway independent short-haul airliners and other aircraft, including government contract opportunities.  Our efforts in these areas have remained somewhat consistent with the efforts in the same periods of the preceding fiscal year.  As a result, research and development expenses for the three months ended March 31, 2012 decreased to $327,000 from $354,000 for the three months ended March 31, 2011.  Research and development expenses for the nine months ended March 31, 2012 increased to $1,284,000 from $1,251,000 for the nine months ended March 31, 2011.

General and administrative expenses for the three months ended March 31, 2012 decreased to $329,000 from $443,000 for the three months ended March 31, 2011.  General and administrative expenses for the nine months ended March 31, 2012 decreased to $1,359,000 from $1,731,000 for the nine months ended March 31, 2011.  We have continued to maintain our operating expenses on a reduced level given the lack of operating capital available to us.

Other Income and Expenses

As a result of the reduction in our related party notes receivable, related party interest income is currently insignificant to our consolidated financial statements.  Related party interest income was $1,000 for each of the three-month periods ended March 31, 2012 and 2011, and $2,000 for each of the nine-month periods ended March 31, 2012 and 2011.

We realized a gain on extinguishment of debt of $461,000 and $9,000 in the three months ended March 31, 2012 and 2011, and $569,000 and $77,000 in the nine months ended March 31, 2012 and 2011, respectively.

We realized a gain on sale of property and equipment of $14,000 in the three months and nine months ended March 31, 2011.

Interest expense for the three months ended March 31, 2012 increased to $3,802,000 from $3,309,000 for the three months ended March 31, 2011.  Interest expense for the nine months ended March 31, 2012 increased to $11,040,000 from $9,643,000 for the nine months ended March 31, 2011.  We continue to fund our operations with an increase in related party debt, which has resulted in increased interest expense.

Series B Preferred Stock interest expense for the three months ended March 31, 2012 increased to $1,805,000 from $1,625,000 for the three months ended March 31, 2011.  Series B Preferred Stock interest expense for the nine months ended March 31, 2012 increased to $5,289,000 from $4,702,000 for the nine months ended March 31, 2011.  Dividends on the Series B Preferred Stock, which are recorded as interest expense, have been “paid in kind” with additional shares of Series B Preferred Stock.  This results in increasing levels of Series B Preferred Stock interest expense.

Net Loss

The net loss for the three months ended March 31, 2012 was $5,800,000 compared to $5,708,000 for the three months ended March 31, 2011.  The net loss for the nine months ended March 31, 2012 was $18,399,000 compared to $17,239,000 for the nine months ended March 31, 2011.  The increase in the net loss in the first three months and six months of the current fiscal year resulted primarily from the increase in interest expense, as further discussed above.

Liquidity and Capital Resources

Series B Preferred Stock Obligation

At March 31, 2012, we had total current liabilities of $175,029,000 and current assets of $19,000, resulting in a working capital deficiency of $175,010,000.  Included in current liabilities and the working capital deficiency at March 31, 2012 is a $49,949,000 Series B Preferred Stock obligation.  With the approval of the Series B Holders, the maturity date of the Series B Preferred Stock has been extended from time to time and currently is June 30, 2012, or such later date as agreed to in writing by at least 80% of the Series B Holders.

During 2006 and 2007, we obtained debt financing from the Series B Holders in exchange for 2006/2007 Notes in the aggregate principal amount of $4,400,000.  The 2006/2007 Notes provide for the payment of simple interest at the rate of 36% per annum.  The maturity date of the 2006/2007 Notes has been extended from time to time and currently is June 30, 2012.

In October 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, we redeemed $36,962,000 of the outstanding Series B Stock in exchange for short-term interest bearing Dividend Notes.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and had a balance of $61,686,000 at March 31, 2012.  The maturity date of the Dividend Notes has also been extended from time to time and currently is June 30, 2012.

In addition, the Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term Note Purchase Notes to provide us with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through March 31, 2012, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $16,207,000 and the proceeds had been used by us to cover our minimum operating cash needs.  In addition, $5,500,000 of the proceeds was used to redeem 5,500 shares of the Series B Preferred Stock with a book value of $5,500,000.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date of the Note Purchase Notes has been extended from time to time and currently is June 30, 2012.

The lenders and the Company have amended the October 9, 2008 Note Purchase Agreement from time to time to increase the aggregate amount of promissory notes than can be purchased to $17,000,000 to provide funding to meet our monthly minimum financial needs.  The lenders are not obligated to purchase notes pursuant to the Note Purchase Agreement and there can be no assurance that the lenders will continue to purchase notes or otherwise provide funding to us.

In connection with the execution of the Note Purchase Agreement and the issuance of the Series B Preferred Stock, substantially all our assets, including our intellectual property, have been pledged as collateral for our debt.

Our ability to repay these obligations is dependent on the approval and successful completion of our proposed restructuring plan.  However, there can be no guarantee or assurance that we will be successful in these efforts.

Other Debt Obligations

Current liabilities at March 31, 2012 included $95,257,000 notes payable to related parties, comprised of the following:

Series B Holders:
Dividend Notes	$61,686,000
Note Purchase Notes	16,207,000
2006/2007 Notes	4,400,000
82,293,000
Other Related Parties	12,964,000

Total Related Party Notes Payable	$95,257,000

Of the other related parties notes, $2,615,000 is in default.  In addition, we are delinquent in making payments of accrued interest payable of $2,601,000 on this related party debt at March 31, 2012.  Most of these related party notes payable are held by long-time shareholders and lenders of the Company and are payable on demand or are short-term in nature.

Also included in current liabilities at March 31, 2012 are notes payable and capital lease obligations to unrelated parties of $1,349,000, a significant portion of which is in default.  In addition, we are delinquent in making payments of accrued interest payable of $912,000 on this debt at March 31, 2012.  We continue to make some payments on this indebtedness and continue discussions with many of these vendors and lenders, and have, in most instances, been granted grace periods and extensions without receipt of formal notices of default or threat of legal action.

Our ability to repay these obligations is dependent on the approval and successful completion of our proposed restructuring plan.  However, there can be no guarantee or assurance that we will be successful in these efforts.

Operating, Investing and Financing Activities

Net cash used in operating activities was $2,311,000 for the nine months ended March 31, 2012, compared to net cash used in operating activities of $2,812,000 for the nine months ended March 31, 2011.  The decrease in the net cash used in operating activities in the first nine months of the current fiscal year is due primarily to the increase in non-cash interest expense and accrued expenses, partially offset by an increase in our net loss for this period.

Net cash used in investing activities for the nine months ended March 31, 2012 was $3,000, consisting of the purchase of property and equipment.  Net cash provided by investing activities for the nine months ended March 31, 2011 was $1,000 comprised of proceeds from the sale of property and equipment of $14,000, partially offset by the purchase of property and equipment of $13,000.

We have recently funded losses from operations and net cash used in investing activities primarily from the issuance of debt to related parties (current shareholders and lenders of the Company) and the increase in accrued expenses, and we will require additional funding from these sources to sustain our future operations if our proposed restructuring plan is not approved and successfully implemented.

Net cash provided by financing activities was $2,111,000 for the nine months ended March 31, 2012, comprised of proceeds from the issuance of debt of $4,100,000 and an increase in bank overdraft of $19,000, partially offset by repayment of debt and capital lease obligations of $8,000 and redemption of Series B Preferred Stock of $2,000,000.  Net cash provided by financing activities was $2,387,000 for the nine months ended March 31, 2011, comprised of proceeds from the issuance of debt of $2,405,000, partially offset by repayment of debt and capital lease obligations of $18,000.

We currently do not have sufficient cash to sustain our operations for the next twelve months.  Unless our proposed restructuring plan is approved by our shareholders and successfully implemented, we will continue to be dependent on the lenders under the Note Purchase Agreement to continue to fund operating losses.  As discussed above, the Note Purchase Agreement provides for the periodic sale by the Company to the lenders of short-term promissory notes to provide us with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  There is no assurance that this funding under the Note Purchase Agreement will continue beyond the current short-term agreement.  Further, there is no assurance that we will be successful in either raising sufficient capital from other sources or improving operations.

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued during the nine months ended March 31, 2012 and through the date of this filing that the Company believes are applicable or would have a material impact on the consolidated financial statements of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.  The Company is a smaller reporting company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012, the end of the period covered by this report.  Based on that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company as of March 31, 2012 were effective such that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

However, it should be noted that a controls system cannot provide absolute assurance that the objectives of the controls systems are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the third quarter of our fiscal year 2012, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended March 31, 2012.

Item 3.     Defaults Upon Senior Securities

As more fully discussed under “Liquidity and Capital Resources” above, as of March 31, 2012, we are delinquent in making payments on notes payable and capital lease obligations totaling $1,337,000 and related accrued interest payable of $912,000, and notes payable to related parties of $2,615,000 and related accrued interest payable of $2,601,000.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.  Exhibits
The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
3.1	Sixteenth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed January 24, 2012 (1)
3.2	Seventeenth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed February 9, 2012 (2)
3.3	Eighteenth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed April 18, 2012 (3)
10.1	Seventh Amendment to Promissory Notes dated as of February 10, 2012 among Groen Brothers Aviation, Inc. and Lender F named therein*
10.2	Twelfth Amendment to Promissory Notes dated as of February 10, 2012 among Groen Brothers Aviation, Inc. and Lender C named therein*
10.3	Twelfth Amendment to Promissory Notes dated as of February 10, 2012 among Groen Brothers Aviation, Inc. and Lender D named therein*
10.4	Twelfth Amendment to Promissory Notes dated as of February 10, 2012 among Groen Brothers Aviation, Inc. and Lender C named therein*
10.5	Twelfth Amendment to Promissory Notes dated as of February 10, 2012 among Groen Brothers Aviation, Inc. and Lender D named therein*
10.6	Fourteenth Amendment to Promissory Notes dated as of February 10, 2012 among Groen Brothers Aviation, Inc. and Lender B named therein*
10.7	Fourteenth Amendment to Promissory Notes dated as of February 10, 2012 among Groen Brothers Aviation, Inc. and Lender A named therein*
10.8	Fourteenth Amendment to Promissory Notes dated as of February 10, 2012 among Groen Brothers Aviation, Inc. and Lender H named therein*
10.9	Fifteenth Amendment to Promissory Notes dated as of February 10, 2012 among Groen Brothers Aviation, Inc. and Lender B therein*
10.10	Fifteenth Amendment to Promissory Notes dated as of February 10, 2012 among Groen Brothers Aviation, Inc. and Lender H named therein*
10.11	Eighth Amendment to Promissory Notes dated as of April 20, 2012 among Groen Brothers Aviation, Inc. and Lender F named therein*
10.12	Thirteenth Amendment to Promissory Notes dated as of April 20, 2012 among Groen Brothers Aviation, Inc. and Lender C named therein*
10.13	Thirteenth Amendment to Promissory Notes dated as of April 20, 2012 among Groen Brothers Aviation, Inc. and Lender D named therein*
10.14	Thirteenth Amendment to Promissory Notes dated as of April 20, 2012 among Groen Brothers Aviation, Inc. and Lender C named therein*
10.15	Thirteenth Amendment to Promissory Notes dated as of April 20, 2012 among Groen Brothers Aviation, Inc. and Lender D named therein*
10.16	Fifteenth Amendment to Promissory Notes dated as of April 20, 2012 among Groen Brothers Aviation, Inc. and Lender B named therein*

10.17	Fifteenth Amendment to Promissory Notes dated as of April 20, 2012 among Groen Brothers Aviation, Inc. and Lender A named therein*
10.18	Fifteenth Amendment to Promissory Notes dated as of April 20, 2012 among Groen Brothers Aviation, Inc. and Lender H named therein*
10.19	Sixteenth Amendment to Promissory Notes dated as of April 20, 2012 among Groen Brothers Aviation, Inc. and Lender B therein*
10.20	Sixteenth Amendment to Promissory Notes dated as of April 20, 2012 among Groen Brothers Aviation, Inc. and Lender H named therein*
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.ins	XBRL.Instance
101.xsd	XBRL.Schema
101.cal	XBRL.Calculation
101.def	XBRL.Definition
101.lab	XBRL.Label
101.pre	XBRL.Presentation

* Exhibits filed with this report.
(1) Exhibit filed with the Company’s Current Report on Form 8-K filed January 25, 2012 and incorporated herein by reference.
(2) Exhibit filed with the Company’s Quarterly Report on Form 10-Q filed February 15, 2012 and incorporated herein by reference.
(3) Exhibit filed with the Company’s Current Report on Form 8-K filed April 19, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROEN BROTHERS AVIATION, INC.

/s/ David Groen
David Groen, President, Chief Executive Officer
and Chief Financial Officer
(Principal Executive and Principal Financial Officer)

Date: May 21, 2012