Form 10-K
GROEN BROTHERS AVIATION INC /UT/
filed 2012-10-15
CIK 870743

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act  ☐ Yes  No ☑

The aggregate market value of the voting and common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant's second fiscal quarter ended December 31, 2011 was $3,049,000.

The number of shares outstanding of the registrant’s no par value Common Stock as of October 12, 2012 was 171,416,289.

Documents Incorporated by Reference
None

Groen Brothers Aviation, Inc.
Annual Report on Form 10-K
Year Ended June 30, 2012

PART I

Item 1.                    Business

Going Concern Qualification and Pending Restructure

Groen Brothers Aviation, Inc. (the “Company”) or (“GBA”) is restructuring its business plan and business operations (the “Restructure”) pursuant to an Exchange Agreement (the “Exchange Agreement”) dated as of September 7, 2012, which if concluded successfully, will result in the sale and transfer to a separate entity of our operations and extinguishment of substantially all of our liabilities.  As of the date of filing of this Annual Report, we had not closed the Exchange Agreement.

The Report of Independent Registered Public Accounting Firm on our 2012 audited consolidated financial statements addresses an uncertainty about our ability to continue as a going concern, indicating that our operating losses and lack of working capital raise substantial doubt about our ability to continue as a going concern.  At June 30, 2012, we had total current liabilities of $182,435,000 and current assets of $17,000, resulting in a working capital deficiency of $182,418,000.  At June 30, 2012, we had a total stockholders’ deficit of $191,246,000.  In light of our financial position and the pending sale and transfer of our operations, the Company’s viability as a going concern is uncertain.

Origins of the Company

The Company was originally incorporated in the State of Utah on July 28, 1980 as New Wave Energy.  On October 23, 1990, the name of New Wave Energy was changed to Groen Brothers Aviation, Inc., and under this name, the Company became a fully reporting public corporation (stock symbol “GNBA”) to facilitate the raising of capital.  Hereafter, the "Company" refers to the registrant, Groen Brothers Aviation, Inc. (“GBA”) and its wholly-owned subsidiaries, Groen Brothers Aviation USA, Inc. (“GBA USA”), Groen Brothers Aviation International, LLC (“GBA LLC”), Groen Brothers Aviation Global, Inc. (“GBA Global”) and, from December 2002 through November 2004, American Autogyro, Inc. (“AAI”).  Effective November 1, 2004, we merged AAI into GBA USA.  GBA LLC was formed as a special purpose subsidiary in July 2010 to participate in a possible future Chinese joint venture.  GBA Global was formed in June 2012 to facilitate the Exchange Agreement.  Unless otherwise stated, the operating activities described herein are those of GBA USA, which currently is the sole operating entity of the Company.

Twenty-six years ago David and Jay Groen had an insight that led to the founding of the Company.  David’s service as a combat helicopter pilot and aircraft commander in Viet Nam, and later as a commercial helicopter pilot in the U.S. and Asia, and Jay’s “black” flights as a US Air Force Chinese linguist during the Viet Nam war and later as a CIA analyst, provided them extensive experience in fixed-wing airplanes, helicopters, and other rotorwing aircraft. Importantly, they recognized both the capabilities and limitations of each type of aircraft, particularly the mechanical complexity and safety issues of the helicopter that translated into heavy cost.  This insight lead them to devote their lives to developing a modern rotorwing type of aircraft that was originally invented in the 1920’s as an airplane that cannot stall.  The aircraft was the gyroplane (formerly called “autogiro”).  The autogiro was the predecessor to the helicopter, which followed twenty years later.  This aircraft, later formally named the gyroplane, blended the versatility of the helicopter with the safety, stability, and low cost of a fixed-wing airplane.

Although it has a rotorwing much like a helicopter, the gyroplane is more closely related to an airplane.  A gyroplane has none of the components of a helicopter except a rotor – no transmissions or gearboxes and no tail rotor.  On the other hand, a modern gyroplane has nearly everything an airplane has, plus a rotor.  Essentially, GBA’s gyroplane design is “an airplane that doesn’t need a runway.” Unlike a helicopter that obtains both its lift and thrust from its engine-driven rotor – functioning as both its wing and its propeller, the gyroplane only obtains lift from its rotor and its forward thrust from an engine driven propeller, much like an airplane.  The rotor on a gyroplane, however, is not powered in flight. The rotor turns and provides lift by the air moving through the rotor by the forward movement of the aircraft.  Although unable to hover, a gyroplane can fly very slowly and with prerotation of its rotor is capable of making a vertical take-off and landing (VTOL), thereby eliminating the need for a runway.

By the 1930’s, the gyroplane had established itself as an effective commercial and military vehicle.  It was used by private aviation, and also by the U.S. Post Office to deliver mail from its roof tops.  It was also used by the military of several countries for transportation and surveillance. But by the 1940’s the gyroplane had largely disappeared, displaced by the technology of the helicopter whose ability to hover proved valuable to the military.  Until recently, only small numbers of recreational pilots flying home-built kits remain as devotees of the gyroplane.

Seeing recreational gyroplanes in the light of his own helicopter experience, David Groen quickly perceived that the kit gyroplane, typically a single or two-seat open cockpit sport aircraft of that period that still needed a runway, incorporated little of what had been learned about rotary-wing flight from the evolution of the helicopter.  He envisioned a market opportunity for a company that could develop an easy-to-fly and cost efficient VTOL gyroplane that could compete effectively in the general aviation market.

More significantly, he understood that a gyroplane designed and built with state-of-the-art aerospace engineering and aerodynamics, advanced materials, and proprietary technology could offer safety, performance, and cost advantages for many roles of both helicopters and airplanes.  Those advantages over the limitations of scale and speed inherent in a helicopter, and the runway requirements of an airplane, could lead sustained autorotative flight technology to large, fast, and economical gyroplanes that could open up a new market for runway-independent aircraft.

Initial GBA Research & Development into Gyroplane Technology

Starting with the usual constraints upon an individual entrepreneur, David looked to make his initial entry of his vision with an advanced designed recreational gyroplane that would be easy-to-fly and cost-efficient for the most immediate market.  In the early nineties that vision began to take shape in a proverbial “garage” in Salt Lake City, Utah.  Using only personal funds, he and his brother Jay designed and built their first gyroplane, which was a proof-of concept single-seat open cockpit aircraft called the “Hawk Point 5” that he personally flew in 1987 on its first and subsequent flights.  This aircraft incorporated the first variable collective pitch controlled rotor system for a gyroplane, a feature that would enable a smooth jump takeoff and higher speed.  The encouraging test flights of this aircraft led to David and Jay forming Sego Tool, Inc. (later renamed “Groen Brothers Aviation USA, Inc.”) in March of 1988 as a private company, gaining the support of new investors.  With this support the brothers recruited a small employee group and proceeded with the development of its next prototype test vehicle, the larger and much faster fully enclosed cockpit single-seat Hawk 1 Gyroplane.

In October 1990, in recognition that access to public capital markets could help fill the need for further funding, David and Jay reformed their company by the reverse merger into an existing public corporation.  The surviving company changed its name to Groen Brothers Aviation, Inc., with Jay as Chairman and David as President. Consequently, their vision and project became a fully reporting public corporation with the stock symbol “GNBA.”

With new access to the public market, further fundraising enabled support for the development of the Hawk 1 Gyroplane, which made its first flight in September 1992.  This and subsequent test flights verified the stability of the aircraft, confirmed its low drag design, and provided data for optimization of yaw, pitch, and roll performance, flight controls, engine cooling airflow, and the requirements for prerotation of the rotor for jump take-off using their now patented “collective pitch controlled rotor system for a semi-rigid rotor” on sustained autorotative flight vehicles.

In the following year, this experience led to new innovations in design, including development of a unique rotor-blade airfoil specific to optimization of sustained autorotative flight. The company also developed new manufacturing techniques.  The next generation aircraft was the two-seat Hawk H2X Gyroplane.  The prototype was first flown in February 1997 and expanded the gyroplane flight envelope well beyond that of the Hawk 1 and notably increased speed beyond that of typical helicopters of that era.  Furthermore, with this aircraft, GBA was able to demonstrate a smooth vertical jump takeoff at 8,000 ft density altitude at max gross weight, a world record-breaking achievement for gyroplanes.  The H2X was a breakthrough that showed that the modern gyroplane, with its scalable technology, could compete in a broad range of world markets.

The FAA Certified Aircraft Market

As noted earlier, David and Jay had envisioned that the opportunities for gyroplanes, and for GBA, extended well beyond the original general aviation market objective.  They believed it now had broad potential for commercial, law enforcement, and military applications.  As a result, in 1995 they retained a reputable market research organization to assess the potential market.  The research concluded that a larger Hawk model with 4-5 seats and Federal Aviation Administration (“FAA”) certification could compete profitably against the then comparable Bell and Aerospatiale products.  As a result, in 1995 the Company had initiated a design concept for what it then called the Hawk 4 Gyroplane.

With the successful performance of the Hawk H2X prototype confirming the potential of GBA’s concept and the accuracy of its forecasts for the performance of the technology, the decision needed to be made between the two-seat and four/five-seat versions.  Although market interest for an aircraft of the size of the H2X existed, a greater interest had emerged for a larger aircraft and discussions were initiated with the FAA.  Recognizing also that the technology incorporated in the H2X would be both technically advantageous and cost effective for a larger aircraft, the H2X would be unable to be fully utilized for the general aviation market at a profitable sales point.  As a result, Jay and David made the decision to proceed with a major program to produce an FAA Type Certified four place aircraft to be called the GBA Hawk 4 Gyroplane.

To set this program in motion, the Company leased a new building suitable for the design and construction of the test aircraft; established a flight test center in a favorable location in Arizona; designed a 200,000 sq. ft. manufacturing facility capable of producing 720 gyroplanes a year; and built a significant management, engineering, and manufacturing workforce that at peak was close to 135 people.  At the same time, David was overseeing the final design of the aircraft, pushing forward the FAA certification process, and initiating a substantial dealer program as the keystone of the marketing effort, while at the same time ensuring the necessary ongoing funding through a combination of equity and debt.

The first pre-production piston-engine version of the four-seat Hawk 4 Gyroplane flew in September 1999, followed by a turbine-engine version in July 20001, however, powered by a Rolls-Royce Model 250 gas-turbine turboprop engine with 420 shaft horsepower.  The Hawk 4 was the world’s first turbine engine gyroplane.  Based on the superior operating performance the latter aircraft demonstrated by its flight tests, the Board proceeded with an FAA certification program based on the turbine engine for a variety of commercial uses and was to become GBA’s first “major production” aircraft.  The Hawk 4 Gyroplane incorporated rotor blades optimized for autorotative flight and GBA’s patented rotor system with a variable collective pitch control.  This enabled the pilot to optimize the rotor blade pitch to the existing conditions for higher in-flight performance and to attain a smoothly controlled vertical take-off and landing.  The turbine engine allowed the Hawk 4 to compete with turbine-powered helicopters.

With these capabilities, it was anticipated that the improved safety, performance, reliability, maneuverability, and operating cost of the Hawk series gyroplanes would permit them to compete with helicopters for most of their missions. Potential customers included:

•	Law enforcement (police, sheriff, border patrol, customs, drug interdiction);

•	Public service agencies (fire patrol, wildlife, land management);

•	Military (courier, armed surveillance, VIP transport, forward artillery control, ground attack, unmanned aerial vehicle);

•	Commercial (oil, gas, and power line patrol and inspection, land survey, aerial photography, crop spraying, herd management, air taxi service, corporate transport) and

•	Private (commuting, sport flying, training).

Accident and incident free for the life of the Hawk 4 program, in the following two years, the Hawk 4 Gyroplane flew close to three hundred hours in several hundred sorties during its pre-certification flight-test program.  It also flew many flights demonstrating its utility and versatility at air shows and elsewhere throughout the country.  As an example, in one unusual display, the Hawk 4 Gyroplane showed its ability to spray fertilizer or insecticides more accurately and economically than either a fixed wing airplane or a helicopter due to it neither needing the runway of an airplane nor generating the dispersing downwash of a helicopter.  Orders for 140 Hawk 4 Gyroplanes had been received through a network of over 20 dealers, and in November 2000 the Hawk 4 was featured as the cover story in Aviation Week & Space Technology, in a very favorable story of the aircraft and of GBA.

Substantial progress had also been made by the summer of 2001 in the lengthy and expensive certification process.  This required partial fuselages manufactured as test vehicles to meet FAA crashworthiness requirements and seating to meet a new FAA standard requiring the ability to withstand a 30g vertical impact, which was far beyond that of any then current helicopter. At that time the Hawk 4 Gyroplane was scheduled to be the first rotary-wing aircraft to be certificated under the new standard.

1  The piston-powered Hawk 4, although with space for a pilot and four passengers, was limited by maximum payload to four occupants.  The more powerful turbine version can carry a pilot and four passengers. all certificated helicopters operated according to an earlier standard.

As the “dot com” bubble began to burst in spring 2000, U.S. equity markets experienced substantial decline and consolidation.  Nonetheless, in May of 2001, David had arranged a multi-million dollar, three year equity financing commitment from an institutional investor.  This transaction was expected to cover a major part of the anticipated additional funding needs to bring the aircraft to market in 2004.  Thus, by summer of 2001, with test flying proceeding according to plan; the FAA certification program moving forward; aircraft orders in hand; plans in place for production; and funds seemingly assured, David could be confident that GBA would be close to being the first successful post WWII producer of a new aircraft type since Sikorsky’s helicopter.  In the background, however, there were disconcerting developments.

The collapse of the “Tech Sector” stock market in late 2000, although primarily affecting information technology stocks, began to impact other advanced technology industries, particularly for those companies like GBA where there was still a significant time to market.  In that financial climate, the September 11, 2001 terrorist attacks had a heightened impact on many research and development companies, driving stock prices down generally, but particularly on developing companies needing further infusion of significant amounts of cash in order to execute its business plan.  In these circumstances, the bright future of a few months earlier became cataclysmic.  All that had been accomplished over the previous years had to be put aside as the drastic drop in stock prices nullified the assumptions of the equity funding entered into four months earlier, rendering it and many other funding sources unavailable.

David and Jay quickly recognized that immediate and drastic action had to be taken in order for the Company to survive and to preserve its valuable technology.  Exactly thirty days after 9/11, they had orchestrated a very painful but necessary plan for survival that included a suspension of the Hawk 4 FAA certification program, the layoff of a large majority of the personnel involved in the commercial Hawk 4 program, the negotiation of deferred payment terms with all significant creditors, and a new concentrated focus on sales to government markets.  The Company laid off 100 of its 135 employees.

Notably, the brothers saw the opportunity to address the need for new missions necessitated by the terrorist attacks.  The capabilities of the Hawk 4 Gyroplane could be applied to Homeland Security activities such as border patrol, protection of pipelines, nuclear plants, and key transportation infrastructure.  Added to those needs, they saw the dangers to the country in GBA’s own backyard with the 2002 Winter Olympics taking place less than six months after 9/11, which loomed as an attractive and vulnerable target for another hurtful terrorist attack.  In quick order, the Company was able to organize the complex task that enabled the Hawk 4 Gyroplane to be approved as an official participant in the security arrangements for the 2002 Winter Olympic Games and then to perform superbly in that role.  The aircraft and its crew, flying some sixty-seven observation patrol flights, was the only rotorwing aircraft to be mission ready 24/7, being available to meet the demands of every call to duty from the Utah Olympic Public Safety Command (UOPSC).  This demonstrated clearly the merits that David had been claiming for the gyroplane since he and Jay founded the Company many years earlier.

Encouraged by the performance of the Hawk 4 in the Winter Olympics and by its selection to be displayed in July 2002 outside the Senate Office Building in Washington D.C., as part of the Small Business Homeland Security Exposition organized by the Senate Small Business Committee, the Company continued to press its case for use in government.  Following its static display for the Senate Homeland Security Expo, where the Senate Committee Chairman declared the Hawk 4 Gyroplane his favorite product of the show and described its unique capabilities on “Wolf Blitzer Live,” in his summation at the closing ceremony.  The Company then took the aircraft to Leesburg Airport in Virginia and gave demonstration flights to a wide range of U.S. government agencies.

Regrettably, while these efforts aroused interest, including 57 letters from nation-wide Law Enforcement Agencies requesting funding for Hawk 4 Gyroplanes from the Department of Homeland Security, none resulted in timely orders.  This necessitated suspension of flight testing of the Hawk 4 in the summer of 2002 due to lack of financial resources.  Further development toward commercial certification of the Hawk 4 was deferred pending obtaining the funding necessary to complete it.  While considerable efforts were made in subsequent years, including the signing of a Memorandum of Understanding for manufacture in Europe, none were successful.  GBA continues to utilize its Hawk 4 Gyroplane, not with sales expectations, but as a vehicle for flight testing components to be used on more advanced gyroplanes incorporating technology that have been subsequently developed by the Company.

A Brief Return to the Company’s Roots – the Development of the SparrowHawk

While recognizing in 2002 the infeasibility of continuing at that time with FAA certification of the Hawk 4 Gyroplane, the Company also noted that the general aviation kit-plane market still lacked the safe, economical, easy-to-fly gyroplane that David and Jay originally intended to produce.  Since this market does not require the costly certification process required for a production aircraft like the Hawk 4, entry could be achieved at a much lower cost.

Furthermore, David and his management team believed that the kit-plane market could expand significantly as a result of GBA’s entrance with a gyroplane properly designed for that market.  Although hundreds of kit-built small gyroplanes have been produced by a variety of manufacturers over many years, for the most part, it was evident that many of these gyroplanes did not incorporate a full understanding of gyroplane flight dynamics.  Moreover this contributed to the fact that fatality statistics of kit gyroplanes did not reflect the inherent safety of the gyroplane.

This poor safety record of homebuilt gyroplanes was particularly troublesome because David and Jay remained convinced that the technology that the Company had developed could be utilized in certificated gyroplanes and intended to return to that market whenever an opportunity arose.  Thus, GBA had an important vested interest in the reputation of gyroplane safety in general.  It made sense to bring a gyroplane to this market that incorporated the Company’s understanding of autorotative flight especially to protect the reputation of the gyroplane and also to generate some revenue from an underserved market.  For this reason, GBA established a subsidiary company, American Autogyro, Inc., to enter this market, first with a modification kit that could be fitted as a safety advance for the most popular gyroplane of that era, and later with a two-seat kit gyroplane of the Company’s design named the GBA SparrowHawk that entered service in 2004.

By 2008, the SparrowHawk had become the bestselling gyroplane in its category and achieved the objective of creating an understanding within the gyroplane kit industry of the critical thrust dynamics that had previously led to accidents.  Nevertheless, the kit program continued to be a financial drain on the Company with a negative gross profit on sales of SparrowHawk kits.  The number of SparrowHawk kits sold had fallen below expectations, due in part to lack of funding to finalize product development and to pay for increased sales and marketing efforts.  In part, this funding constraint resulted from the Company being chosen by the Defense Advance Research Projects Agency (DARPA) to lead its Heliplane project, the most important program of GBA’s existence.  The Heliplane was to be a VTOL rotorwing aircraft capable of speeds and ranges more than double current helicopter performance.  Substantially all of the Company’s resources became dedicated to the Heliplane program and thus the SparrowHawk program by necessity suffered from lack of resources.

Although some 100 SparrowHawk kits were sold and the SparrowHawk program was maintained in parallel with the DARPA project for some time, prospects of reaching a satisfactory profit level in a deteriorating economic climate were not promising.  In addition, the kit aircraft business was not compatible with the DARPA project or with the design, manufacture, and marketing of more sophisticated aircraft required by military and commercial customers that David envisioned for the Company’s future.  Therefore, in May 2008, the Board, with David as Chairman following the untimely death of Jay in October of 2006, decided to cease production of the SparrowHawk and to seek to sell the program to a buyer with more compatible operating conditions and strategic interests, thus allowing the Company to concentrate its limited financial resources on research and development of more advanced fully assembled aircraft, particularly those based on the technology that had emerged directly or indirectly from the Heliplane project.

A Major Advance in Gyroplane and Gyrodyne Technology – the Heliplane Project

Earlier David and Jay had recognized that the gyroplane technology emerging from GBA’s developmental efforts had significant potential for military and other government projects.  With this in mind, Jay had moved the Chairman’s office to Washington and he began the process of making relevant contacts in military and political circles.  Importantly, he arranged presentations of GBA’s views on the potential of its technology to DARPA, to other military agencies including the Aviation Applied Technology Directorate (AATD), which is the largest purchaser of military rotorcraft, and to major aerospace companies as well.  DARPA is the central research and development organization for the U.S. Department of Defense (DoD).  It manages and directs select basic and applied research for the DoD, emphasizing technology development projects where payoff is high and where success may provide dramatic advances in the capabilities of this country’s combat forces.

Jay and David’s efforts led first to GBA joining a team headed by Georgia Tech Research Corporation that offered a detailed response to a proposal from AATD for the concept design of a large (20 ton payload) vertical lift freighter aircraft in what was named the Joint Heavy Lift (JHL) Program.  This aircraft with a required speed up to 250 knots (287 mph) would be based on GBA’s gyroplane technology, extended by research work previously undertaken by GBA for a potential Navy project into the use of tip jets to power the rotor of a gyroplane for VTOL and hovering.  A gyroplane in this configuration is known as a gyrodyne.

Although GBA was not chosen as one of the five companies to receive a $3.5 million research contract, GBA was instead chosen by DARPA to lead the $50 million program called ‘Heliplane.’  This called for the design of a proof-of-concept high-speed, long range, VTOL gyrodyne rotorcraft, intended as a demonstrator aircraft for potential use in combat search and rescue roles.  It called for the design of a gyrodyne to fly at a forward speed of 400 mph, a speed twice as fast as is typical for helicopters, with a 1,150 mile range.  Essentially, this aircraft would offer the VTOL capability of a helicopter with the fast forward flight capability of an airplane. In conjunction with Georgia Tech, Williams International, and other major participants as subcontractors, a proposal using GBA’s gyroplane and gyrodyne technology was submitted and in May of 2005 and on October 31, 2005, DARPA announced that it had selected the GBA-led team to undertake the Heliplane program.

Phase I of the four phase program was completed in February 2008.  At the preliminary design review (PDR) meeting lasting four days in November of 2007, DARPA and its independent consultants reviewed the results presented by the Heliplane team.  The following month DARPA issued its concurrence that the Heliplane Team had met all the major specifications of the project, notably the speed, range, payload, and hover performance objectives.

However, with the US involved in two wars and with the collapse of the economy beginning in the spring of 2008, DARPA did not fund the further phases of the Heliplane program.  Thus, the Heliplane program was put on hold, where it remains today.

For GBA, this situation was very troublesome.  With the delay in the start of Phase II, the Company faced a dramatic reduction in its operational cash flow.  To make matters much worse, in 2008 the U.S. experienced a major economic collapse that took the banks and securities business to the brink of failure.  With the conditions in the capital markets at that time making obtaining new investment inaccessible for companies like GBA, the Company had no alternative but to retrench.

The staff that David and his management team had reassembled back up to nearly 100 employees, which had been described by Rotor & Wing International, as “… a powerhouse of rotorcraft research,” could no longer be kept together.  Stepping up to the reality of the situation, at the end of May 2008, David reduced the workforce by the laying off of all but six employees.

On the verge of collapse, in September of 2008, four months after the layoff, GBA was able to arrange new funding from its largest and long-standing investor.  This funding was in the form of debt financing that was secured by substantially all of the Company’s assets, including all of its intellectual property, technologies, and knowhow.

This permitted GBA to continue its work, with limited resources, to look for opportunities for new GBA gyroplanes that could take advantage of technical developments since the Hawk 4 was designed.  Those advances in technology enabled gyroplane designs that would maintain the inherent advantages demonstrated by the Hawk 4 Gyroplane and developed during the GBA DARPA Heliplane program, namely simplicity, safety, high performance, low operating cost, and high utilization compared to other types of rotorcraft, while offering an increase in speed, range, payload, and vertical take-off capability.  Assessment of the potential markets both in the United States and overseas indicated that the market for an easy-to-fly low cost two-person surveillance aircraft had excellent potential for both government and commercial uses.  Meanwhile, the market for air tour, air taxi, and corporate runway-independent aircraft had also grown, although the “sweet spot” had extended from the 4-5 seat optimum at the time of the design of the Hawk 4 to 6-7 seat aircraft.

The Seven Seat GBA ArrowHawk Gyroplane

Assessment of the evolving rotorcraft market and of competitors’ products in the context of the potential new performance capabilities, lead to the recognition that a new seven seat gyroplane (pilot and six passengers) would extend and enlarge the commercial market previously envisaged for the Hawk 4 Gyroplane.  Well suited to the future market place, such an aircraft had the potential to offer economic and performance advantages over competitive aircraft types for applications ranging from tour operations to power/pipeline patrol.  David therefore initiated the design of such a successor to the Hawk 4 called the GBA ArrowHawk to compete in this market.  The Company has since entered into discussions with potential joint venture partners in Asia related to its production.  Notably, the Company arranged for the construction of a full scale model of the ArrowHawk for exhibit at China’s largest Air Show, the China International Aviation & Aerospace Exhibition in Zhuhai in November 2010.  With prime positioning at the exhibition among the world’s leading aircraft manufacturers, the ArrowHawk model attracted substantial attention.

Business interest in the ArrowHawk and its potential application in China was greatly enhanced because in October 2010, shortly before the Exhibition, the Chinese State Council, Central Military Commission approved the “low-altitude airspace management reform guidance.”  This indicated the strong likelihood of an impending relaxation of regulations limiting the use of private and other commercial aircraft in China, stimulating new excitement over the potential use of small aircraft such as the ArrowHawk that had not been previously permitted.  This lead to an invitation for David to be a speaker at the “China International General Aviation Summit” held in Shanghai in April 2011.  This Conference, held in association with the Civil Aviation Administration of China (“CAAC”), dealt directly with “Opportunities and Challenges under China’s Low-Altitude Airspace.” David’s address, “The GBA Gyroplane: An Airplane That Doesn’t Need A Runway,” was well received in a nation of nearly a billion and a half people with very few runways.  Since then several Chinese parties have approached the Company to explore an interest in cooperation in the development of the ArrowHawk and other gyroplane and gyrodyne products for commercial use.

GBA ShadowHawk Gyroplane

In parallel with the ArrowHawk, the Company undertook the initial design of a smaller two-seat gyroplane, named the GBA ShadowHawk, using comparable technology to that of the ArrowHawk and intended for aerial observation for both commercial and public agency usage.  Unlike the two-seat SparrowHawk, designed with side-by-side seating for sport aviation, the ShadowHawk has tandem seating with optimized viewing for pilot and observer and again unlike the kit-built SparrowHawk, the ShadowHawk is designed as a fully-assembled aircraft with the intent of obtaining full FAA or equivalent certification.

Like the ArrowHawk, the ShadowHawk has aroused interest in China, particularly for power-line and pipeline patrol in areas difficult to access safely by ground or other air vehicles, including high-altitude sites.  In view of these market demands, the ShadowHawk is intended to be offered with a range of engines, including a turbo-charged version for mountainous terrain and a turbo-prop version for high performance.

Earlier discussions with the Office of Domestic Preparedness (“ODP”) on gyroplane usage emphasized the merits of the SparrowHawk as a readily available, ultra-low cost air surveillance vehicle.  Similarly, discussions held with the Department of Defense for the use of gyroplanes for mine and bomb detection to counter those threats in Iraq and Afghanistan emphasized its low cost and early availability in relation to other solutions.  In both cases, it became clear that while these government agencies had an interest in the potential performance and reliability of a gyroplane, there was a strong preference for aircraft with FAA or equivalent certification.  The ShadowHawk specifications incorporate lessons learned from those discussions, making those agencies also potential customers for the ShadowHawk.

Military Opportunities

Although the climate for defense expenditures in the United States is not encouraging for an early reopening of the Heliplane project, the capabilities and costs of gyroplanes and gyrodynes for military use, both manned and unmanned, offer significant advantages over other types of aircraft.  We continue to seek opportunities with the DoD and elsewhere where permitted under U.S. International Traffic in Arms regulations (ITAR), where our Heliplane technology and other expertise can offer special advantages for U.S. military needs, both manned and unmanned.

Ongoing Financial Support

After the Heliplane Program was discontinued, the Company was left with no reliable source of revenue that could support even the modest ArrowHawk, ShadowHawk, and military initiatives described above.  Furthermore, the Company’s assets are essentially all in its technology and cannot be reflected on its consolidated balance sheet as an offset to the extensive debt incurred.  In that context, it was not feasible to raise funds through stock sales or from conventional debt sources.  Continuation of the Company’s operations was only possible through the support of its major creditor.  In recognition that other acceptable sources of funding on this scale were not available, David and the Board agreed to secure these new loans by pledging the Company’s assets: its patents, intellectual property, and limited hard assets.  Such essential funding has extended to over a four year period to date.

The Plan to Restructure, Survive, and Participate in Future Development

GBA started the past fiscal year with operational expenses of approximately $300,000 per month, with no income from operations.  Despite the continued support from key creditors, GBA has been unable to attract any equity capital since 2008.  As the national and worldwide financial equity markets continue to constrict, with only slight improvement in recent months, GBA has been forced to face the dire prospects of filing for Chapter 11 reorganization, or even Chapter 7 liquidation.

Following months of in depth negotiations with all its creditors, most of whom are significant equity holders as well, GBA has reached an agreement for accomplishing a financial restructure (previously defined as the “Restructure”) without having to seek protection through a bankruptcy filing.  Had GBA been forced into a Chapter 11, only the secured creditors would have had any equity or other interest in the Company because the bankruptcy process would have eliminated all shareholders and all non-secured creditors.  Management believes also that Groen Brothers Aviation’s name and reputation world-wide would have been harmed as well.  The Restructure that has been negotiated with the only secured creditors keeps intact all shareholders and treats all creditors converting their debt to equity pari passu to the percent of debt they hold, whether or not secured.

The Restructure will result in the elimination of substantially all of the company’s debt obligations, which exceeded $191 million at June 30, 2012, through the exchange of all but approximately $11 million of such debt for stock in GBA Global, a new private entity formed by GBA.  In return GBA will transfer substantially all its assets, notably all of its technologies, knowhow, and associated patents, into GBA Global in exchange for this relief of debt and receipt of some continued ownership of GBA.

The transfer of these assets requires approval through a vote of the Company’s shareholders holding a majority of the voting shares. The Company had received from holders of a significant majority of voting shares, a contractual commitment to vote in favor of this plan and now as of the date of this filing, has indeed received consent from these holders of a majority of the Company's voting shares. Because of continued accrual of interest by all interest-bearing debt and of continued funding, the precise breakdown of the ownership of GBA Global will not be established until the date of closing. However, based upon the accrued value of these obligations as of September 14, 2012, it is anticipated that debt holders and the holders of the Company’s Series B Preferred Stock own approximately 87% of GBA Global, Management combined will hold 9%, and GBA will hold 4% of GBA Global. It is anticipated that GBA Global will also form subsidiaries where GBA developed technologies will be utilized and significant additional funding will be raised in those subsidiaries to complete the commercialization of GBA Global's Civil and Military technologies, both manned and unmanned.

The activities that heretofore have been undertaken by GBA and its operating subsidiary, GBA USA, will be carried forward by the operations and development of GBA Global. So that we may be able to retain the “good-will-value” of the Groen name within the aerospace industry, the Groen Brothers Aviation name will be kept by it doing business as “Groen Brothers Aviation Global, Inc.”  GBA will continue to be a “holding company,” but its total assets will become a minority interest in GBA Global.  Certain debt approximating $11 million will be retained by GBA.

In summary, Management believes that the Restructure represents the best possible opportunity for the Company’s creditors and shareholders to emerge from what has become an unsupportable debt burden. Though debt financing was very instrumental in helping to create the advanced technologies that we have developed over the years, the debt burden has been a major impediment to GBA being able to exploit the value of these technologies, both civil and military.

Following the Restructure, the new company’s standing in the industry is expected to be immensely stronger than that which GBA could achieve. This should create opportunities for GBA Global to exploit GBA’s gyroplane technology which otherwise likely would have been closed to GBA. The Restructure allows GBA to move into the future, too, although on a smaller scale. Consequently, in the opinion of management, the Restructure represents the best plan available to the Company that has the opportunity to preserve shareholder and creditor value.

The foregoing matters have been consented to by a majority of the Company’s common and preferred shareholders in conformance with Utah law.

Gyroplane and Gyrodyne Technology

Autorotative flight was developed in 1919 by Spanish aviator, Juan de la Cierva, with the objective of eliminating the risk of stalling inherent in all fixed wing aircraft when forward speed drops below a critical speed.  De la Cierva named and trademarked his invention as the “autogiro,” which means “self turning” or “autorotation.”  The rotary wing of a gyroplane2, however, powered in flight only by the onrushing air, much like a windmill, will not stall.  A reduction in forward speed will not result in a sudden loss of lift.  As speed decreases, a gyroplane will begin to descend, right side up and controllable, as its rotating wing continues to provide lift with the upward flow of air driving the rotor.  This provides the gyroplane with an important inherent safety advantage over a conventional airplane for activities requiring low altitude and low speed operations.  In a low level surveillance role, such as law enforcement, border patrol, traffic control, etc., proper procedure for all rotorcraft is to circle in a slow orbit, something we believe that Company-designed gyroplanes can do efficiently and safely.

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

2  Gyroplane is an official term now designated by the FAA to describe an aircraft that gets its lift from rotor blades and its thrust from an engine-driven propeller either in front, the tractor configuration, or at the rear, the pusher configuration.

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

Distribution and Marketing

It had been our plan to market the Hawk 4 through a dealer network, both in the United States and the rest of the world.  A GBA Authorized Dealer network with 14 United States dealers, 3 International dealers and over 60 national sales representatives was established and these dealers placed firm orders with deposits for 145 Hawk 4 gyroplanes.  As of June 30, 2012, dealer deposits totaled $2,105,000, which amount has been reported as a long-term liability in the accompanying consolidated financial statements.  The deposit provides a delivery sequence number and represents a percentage of the total estimated purchase price.  We have also issued common stock to dealers as partial consideration for the delay in the certification of the Hawk 4 Gyroplane.  These costs have been charged to interest expense as incurred.  The dealer deposit obligation will be retained by the Company and not transferred as part of the Restructure.

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

Substantially all patents and intellectual property will be transferred to GBA Global pursuant to the Exchange Agreement.

Royalty Commitments

Royalty payments of 1% of the gross sales price of gyroplanes are to be paid in total to the Company’s founders, David Groen and the estate of the late Jay Groen.  Through June 30, 2012, royalties payable totaled $16,000 to each of these parties.  These obligations will be retained by the Company pursuant to the Exchange Agreement. However, as part of the Exchange Agreement, this royalty agreement is being exchanged for equity in GBA Global.

We have royalty agreements with two holders of notes payable totaling $300,000 which entitle the note holders to receive royalties on the sales by the Company of certain gyroplanes other than the SparrowHawk gyroplane.  The royalties are calculated on each aircraft sold, and are limited to a combined maximum total of $1.3 million.  However, as part of the Exchange Agreement, these royalty agreements are being exchanged for equity in GBA Global.

We have a royalty agreement with an investor entitling the investor to receive royalties equal to $2,500 for each Hawk 4 Gyroplane sold, limited to a maximum total of $125,000.  However, as part of the Exchange Agreement, this royalty agreement is being exchanged for equity in GBA Global.

Research and Development Expenditures

Total research and development expenditures incurred by us for the years ended June 30, 2012 and 2011 were $1,541,000 and $1,622,000, respectively.

Employees

We currently have 13 full time employees, and utilize additional part-time employees and outside consultants on an as needed basis.  Our employees are not represented by any labor union, and we believe our relations with our employees are good.

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

The Report of Independent Registered Public Accounting Firm on our audited consolidated financial statements addresses an uncertainty about our ability to continue as a going concern, indicating that our operating losses and lack of working capital raise substantial doubt about our ability to continue as a going concern.  At June 30, 2012, we had total current liabilities of $182,435,000 and current assets of $17,000, resulting in a working capital deficiency of $182,418,000.  At June 30, 2012, we had a total stockholders’ deficit of $191,246,000.  There can be no assurance that the proposed Restructure and other efforts of management to extinguish debt, adequately capitalize the Company, or attain a successful level of operations and cash flows will be successful.  In light of our current financial position and the uncertainty of raising sufficient capital to achieve our goals, the Company’s viability as a going concern is uncertain.

We have a history of operating losses and there can be no assurance that we will be able to operate at a profit in the future.

We have incurred operating losses from our inception, and had an accumulated deficit of $226,413,000 at June 30, 2012.  We incurred a net loss of $25,809,000 for the year ended June 30, 2012 and a net loss of $23,308,000 for the year ended June 30, 2011.  We have ceased production of the SparrowHawk and our involvement in the DARPA.  In addition, we plan to transfer substantially all of our operating assets and intellectual property in the proposed Restructure.  There can be no assurance that we will be able to operate at a profit in the future.  If we cannot generate sufficient revenues to operate profitably and to meet our debt obligations that we will retain after the Restructure, we may suspend or cease operations.

We will require additional funds to continue our business plan.

We do not currently have adequate funds to meet our obligations for the next twelve months and we are dependent on the successful completion of our proposed Restructure and receipt of additional debt or equity capital to fund our operations until such time as our revenues exceed our expenses and we begin to operate at a profit, if ever.  There can be no assurance that we will complete the Restructure.  We anticipate that we will have difficulty in obtaining other financing given the current economic climate and the proposed transfer of substantially all of our assets in the Restructure.

We have a significant amount of debt that is past due.

A significant portion of our debt at June 30, 2012 is scheduled to be transferred to GBA Global in the proposed Restructure.  However, we are scheduled to retain approximately $927,000 of debt that is in default.  Accrued interest on this debt was $309,000 at June 30, 2012.  There is no assurance that these lenders will not demand payment in full of this short-term indebtedness in the near future or that we will be successful in raising sufficient capital from other sources to extinguish this debt.

Substantially all of our assets, including our intellectual property, is scheduled to be transferred in the proposed Restructure.

Substantially all of our assets, including our intellectual property, is scheduled to be transferred in the proposed Restructure.

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

Options and warrants to purchase 12,321,201 shares of our common stock at exercise prices ranging from $0.08 to $0.25 were outstanding at June 30, 2012.  In addition, certain notes payable, long-term debt and related accrued interest payable were convertible into a total of 92,217,414 shares of our common stock at June 30, 2012, with conversion prices ranging from $0.10 to $1.25.  The exercise of these options and warrants or the conversion of the convertible debt would result in a significant increase in the number of our common shares outstanding, which may adversely affect our stock price and dilute our stockholders’ ownership percentage.

Item 1B.                 Unresolved Staff Comments

Not applicable.

Item 2.                    Properties

We lease our development/manufacturing facility located at 2640 W. California Avenue, Salt Lake City, Utah on a month-to-month basis from an unrelated party for approximately $12,000 per month.  This property consists of approximately 10,000 square feet, houses our headquarters and our administrative offices, and within this facility we conduct research and development and any government contract activities.

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

Item 4.                    (Removed and Reserved)

PART II

Item 5:                    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information.

Since October 7, 2008, our common stock has been quoted on the National Quotation Bureau’s Pink Sheets under the symbol “GNBA.PK”   As of October 3, 2012, the high bid and low asked quotation for our common stock on the Pink Sheets was $ 0.14 bid and $ 0.17 asked, respectively.

The following table sets forth the high and low bid quotations for our common stock for each quarter during the two fiscal years ended June 30, 2012 and 2011.  The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

		Closing Prices

Fiscal Year Ended June 30:		High	Low

2012	First Quarter	$0.02	$0.01
	Second Quarter	$0.03	$0.01
	Third Quarter	$0.03	$0.01
	Fourth Quarter	$0.04	$0.01

2011	First Quarter	$0.02	$0.01
	Second Quarter	$0.04	$0.01
	Third Quarter	$0.05	$0.02
	Fourth Quarter	$0.03	$0.01

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

(b) Number of equity security holders.

The number of record holders of our common stock as of October 3, 2012 was approximately 1,600.  This number counts each broker dealer and clearing corporation who holds shares for its customers as a single holder.

(c) Dividends.

We did not declare or pay any cash dividends on our common stock during the past two fiscal years and we do not intend to declare any dividends in the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans.

The Company’s Amended and Restated 2000 Stock Option Plan (the “Plan”) has been approved by our shareholders.  Under the Plan, a maximum of 60,000,000 common shares are available for granting options to purchase common stock.  We may issue both non-qualified stock options and qualified incentive stock options.  We have also issued stock options and warrants outside the Plan which have been approved by our Board of Directors and which have been issued under no specific plan approved by our shareholders.  The following table presents information concerning outstanding stock options and warrants issued by us as of June 30, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted-Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,121,201	$0.10	50,878,799
Equity compensation plans not approved by security holders	3,200,000	$0.20	n/a
Total	12,321,201		50,878,799

See also the Notes to Consolidated Financial Statements for further information regarding the Plan and stock options and warrants issued by the Company.

(e) Recent sales of unregistered securities.

During the three months ended June 30, 2012, we did not issue any shares of our common stock or options and warrants to purchase shares of our common stock.

(f) Purchases of equity securities by the registrant and affiliated purchasers.

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the last three months of the year ended June 30, 2012.

Item 6.                    Selected Financial Data

Because the Company is a Smaller Reporting Company, this Item is not applicable to the Company.

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

We are engaged in the business of designing and developing new technology for gyroplane and gyrodyne rotor-wing aircraft for military and commercial uses.  We currently have no significant operating revenues.  We are restructuring our business plan and business operations (the “Restructure”) pursuant to an Exchange Agreement (the “Exchange Agreement”) dated as of September 7, 2012, which if concluded successfully, will result in the sale and transfer to a separate entity of substantially all of our assets and operations and extinguishment of substantially all of our liabilities.

Significant Series B Preferred Stock and Debt Obligations

From 2006 through the present, we have obtained debt and equity financing primarily from our principal creditor who is also a stockholder of the Company.  As of June 30, 2012, these obligations included: 36% promissory notes issued during 2006 and 2007 in the aggregate principal amount of $4,400,000 (the “2006/2007 Notes”); a $51,822,000 Series B 15% Cumulative Preferred Stock Obligation; 15% secured promissory notes in the aggregate principal amount of $64,464,000 that were issued in satisfaction of accrued dividends of $36,962,000 on the Series B Preferred Stock through October 9, 2008 plus $27,502,000 in interest accrued and added to debt principal through June 30, 2012 (the “Dividend Notes”); and secured 15% promissory notes in the aggregate principal amount of $16,842,000 issued pursuant to the Note Purchase Agreement dated October 9, 2008 (the “Note Purchase Notes”).  The redemption date of the Series B Preferred Stock and the maturity dates of the 2006/2007 Notes, the Dividend Notes and the Note Purchase Notes were extended to June 30, 2012.  Substantially all our assets have been pledged to secure our debts.  As further discussed below, following months of in depth negotiations with our principal creditor and essentially all other creditors, we reached completed an Exchange Agreement to proceed toward the accomplishment of a financial restructuring without having to seek protection through a bankruptcy filing.

Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Because of the lack of significant operating revenues, recurring operating losses, negative cash flows from operations, the excess of current liabilities over current assets, significant past due obligations, and the stockholders’ deficit, there is substantial doubt about the Company’s ability to continue as a going concern.  We are restructuring our business plan and business operations pursuant to an Exchange Agreement dated as of September 7, 2012, which if concluded successfully, will result in the sale and transfer to a separate entity of substantially all of our assets and operations and extinguishment of substantially all of our liabilities.

At June 30, 2012, the Company had total current liabilities of $182,435,000 and current assets of $17,000, resulting in a working capital deficiency of $182,418,000.  At June 30, 2012, the Company had a total stockholders’ deficit of $191,246,000.

We have no reliable source of revenue that could support even the modest initiatives to further develop our gyroplane technology.  Furthermore, our assets are essentially all in our technology and cannot be reflected on our consolidated balance sheet as an offset to the extensive debt incurred.  In that context, it is not feasible to raise funds through stock sales or from conventional debt sources.  Continuation of our operations has only been possible through the support of our major creditor.  These loans have been secured by the pledge of substantially all of our assets: our patents, intellectual property, and limited hard assets.  This essential funding has extended to over a four year period.

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

Following months of in depth negotiations with essentially all our creditors, most of whom are significant equity holders as well, we reached an agreement with those creditors for the Company to proceed toward the accomplishment of a financial restructuring without having to seek protection through a bankruptcy filing.  In the event that the Company was to be forced into Chapter 11 reorganization, only the secured creditors would have had any equity or other interest in the Company because the bankruptcy process would have eliminated all shareholders and all non-secured creditors.  Management also believes that Groen Brothers Aviation’s name and reputation world-wide would be harmed as well.  The Restructure that has been negotiated with all the secured creditors pursuant to the Exchange Agreement keeps intact all shareholders and treats all creditors converting their debt to equity pari passu to the percent of debt they hold, whether or not secured.

The Restructure will result in the elimination of substantially all of GBA’s debt obligations, which exceeded $191 million at June 30, 2012, through the exchange of all but approximately $11 million of such debt for stock in GBA Global, a new private entity formed by GBA.  In return, GBA will transfer substantially all its assets, notably all of its technologies, knowhow, and associated patents, into GBA Global in exchange for this relief of debt and receipt of some continued ownership of GBA. Because of the planned Restructure, the Company does not consider any of the debt obligations schedlued to be transferred to be in default at June 30, 2012.

The transfer of these assets requires approval through a vote of the Company’s shareholders holding a majority of the voting shares.  The Company had received from holders of a significant majority of voting shares, a contractual commitment to vote in favor of this plan and now as of the date of this filing, has indeed received consent from these holders of a majority of the Company's voting shares.  Because of continued accrual of interest by all interest-bearing debt and of continued funding, the precise breakdown of the ownership of GBA Global will not be established until the date of closing.  However, based upon the accrued value of these obligations as of September 14, 2012, it is anticipated that debt holders and the holders of the Company’s Series B Preferred Stock will own approximately 87% of GBA Global, Management combined will hold 9%, and GBA will hold 4% of GBA Global.  It is anticipated that GBA Global will also form subsidiaries where GBA developed technologies will be utilized and significant additional funding will be raised in those subsidiaries to complete the commercialization of GBA Global's Civil and Military technologies, both manned and unmanned.  However, there can be no assurance such activities will be successful.

The activities that heretofore have been undertaken by GBA and its operating subsidiary, GBA USA, will be carried forward by the operations and development of GBA Global.  So that the “good-will-value” of the Groen name within the aerospace industry may be retained, the Groen Brothers Aviation name will be kept by it doing business as “Groen Brothers Aviation Global, Inc.”  GBA will continue to be a “holding company,” but its total assets will become a minority interest in GBA Global.  Certain debt approximating $11 million will be retained by GBA.

Following the Restructure, GBA Global’s standing in the industry is expected to be stronger than that which GBA could achieve. This should create opportunities for GBA Global to exploit GBA’s gyroplane technology which otherwise likely would have been closed to GBA. The Restructure allows GBA to move into the future, too, although on a smaller scale.  Consequently, in the opinion of management, the Restructure represents the best plan available to GBA that has the opportunity to preserve shareholder and creditor value.

The Company’s continuation as a going concern is dependent on the approval and successful completion of the proposed Restructure.  However, there can be no guarantee or assurance that the Company will be successful in these efforts.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Revenues

The Company’s consolidated revenues are comprised of the following:

	Years Ended June 30,
	2012	2011

SparrowHawk parts	$6,000	$3,000
Other operating	6,000	1,000

Total	$12,000	$4,000

We have significantly scaled back the level of our operations, including ceasing production of the SparrowHawk, eliminating substantially all flight training and completing our involvement in the DARPA contract.  As a result, we currently have no significant operating revenues.  We had total revenues of $12,000 and $4,000 for the years ended June 30, 2012 and 2011, respectively.

Costs and Expenses

The Company’s consolidated cost of sales is comprised of the following:

	Year Ended June 30,
	2012	2011

Government contracts	$2,000	$2,000
SparrowHawk parts	1,000	6,000
Other	4,000	2,000

Total	$7,000	$10,000

As discussed above, we significantly scaled back the level of our operations, including ceasing production of the SparrowHawk, eliminating substantially all flight training and completing our involvement in the DARPA contract.  Consequently, we currently incur only nominal amounts of cost of sales.

Research and development expenses for the year ended June 30, 2012 decreased to $1,541,000 from $1,622,000 for the year ended June 30, 2011.  Research and development activities include advancing the design of the ArrowHawk and ShadowHawk gyroplanes in response to potential customer interest, the development of opportunities for potential joint venture activities and subcontract opportunities with industry partners, the assessment of variations to the SparrowHawk for the international market and of fully assembled SparrowHawk gyroplane derivatives for the US Light Sport Aircraft market, potential applications of our technology to vertical take-off military aircraft, runway independent short-haul airliners and other aircraft, including government contract opportunities.

General and administrative expenses for the year ended June 30, 2012 decreased to $2,013,000 from $2,399,000 for the year ended June 30, 2011.  The lack of funding and the decrease in activities in anticipation of completing the Exchange Agreement led to the decrease in expenses in the current fiscal year.

Other Income and Expenses

As a result of the reduction in our related party notes receivable, related party interest income is currently insignificant to our consolidated financial statements.  Related party interest income was $3,000 and $2,000 for the years ended June 30, 2012 and 2011, respectively.

We realized a gain on sale of property and equipment of $62,000 in the year ended June 30, 2011.  We had no gain on sale of property and equipment in the current fiscal year.

We realized a gain on extinguishment of debt of $569,000 and $87,000 in the years ended June 30, 2012 and 2011, respectively, resulting from successful negotiations in settling certain outstanding vender debt.

Interest expense for the year ended June 30, 2012 increased to $15,670,000 from $13,043,000 for the year ended June 30, 2011.  We continued to fund our operations with an increase in related party debt, which has resulted in increased interest expense.

Series B Preferred Stock interest expense for the year ended June 30, 2012 increased to $7,162,000 from $6,389,000 for the year ended June 30, 2011.  Dividends on the Series B Preferred Stock, which are recorded as interest expense, have been “paid in kind” with additional shares of Series B Preferred Stock.  This results in increasing levels of Series B Preferred Stock interest expense.

Net Loss

The net loss for the year ended June 30, 2012 was $25,809,000 compared to $23,308,000 for the year ended June 30, 2011.  The increase in the net loss resulted primarily from the increase in interest expense, partially offset by a decrease in operating costs and expenses, as further discussed above.

Liquidity and Capital Resources

At June 30, 2012, we had total current liabilities of $182,435,000 and current assets of $17,000, resulting in a working capital deficiency of $182,418,000.  In addition, we had a total stockholders’ deficit of $191,246,000 at June 30, 2012.  We have no reliable source of revenue that could support even the modest initiatives to further develop our gyroplane technology.  Furthermore, our assets are essentially all in our technology and cannot be reflected on our consolidated balance sheet as an offset to the extensive debt incurred.  It has not been feasible to raise funds through stock sales or from conventional debt sources.  Continuation of our operations has only been possible through the support of our major creditor

We are restructuring our business plan and business operations pursuant to an Exchange Agreement dated as of September 7, 2012, which if concluded successfully, will result in the elimination of substantially all of our debt obligations, through the exchange of all but approximately $11 million of such debt for stock in GBA Global, a new private entity formed by us.  In return, we will transfer substantially all our assets, notably all of its technologies, knowhow, and associated patents, into GBA Global in exchange for this relief of debt and receipt by us of some continued ownership.

The transfer of these assets requires approval through a vote of the Company’s shareholders holding a majority of the voting shares.  The Company has received from holders of a significant majority of voting shares, a contractual commitment to vote in favor of this plan.  We believe shareholder approval will be obtained and the Restructure completed through the Exchange Agreement.  However, as of the date of filing of this Annual Report, we had not closed the Exchange Agreement and there can be no assurance that we will be successful in these efforts.

Obligations to Major Creditor

Included in current liabilities and the working capital deficiency at June 30, 2012 is a $51,822,000 Series B Preferred Stock obligation to our major creditor, or the Series B Holders.  With the approval of the Series B Holders, the maturity date of the Series B Preferred Stock has been extended from time to time and was last extended to June 30, 2012, or such later date as agreed to in writing by at least 80% of the Series B Holders.

During 2006 and 2007, we obtained debt financing from the Series B Holders in exchange for 2006/2007 Notes in the aggregate principal amount of $4,400,000.  The 2006/2007 Notes provide for the payment of simple interest at the rate of 36% per annum.  The maturity date of the 2006/2007 Notes has been extended from time to time and was last extended to June 30, 2012.

In October 2008, as part of a Note Purchase Agreement between the Company and the Series B Holders, we redeemed $36,962,000 of the outstanding Series B Stock in exchange for short-term interest bearing Dividend Notes.  The Dividend Notes provide for the payment of interest at the rate of 15% per annum, compounded quarterly, and had a balance of $64,464,000 at June 30, 2012.  The maturity date of the Dividend Notes has also been extended from time to time and was last extended to June 30, 2012.

In addition, the Note Purchase Agreement, as amended, provides for the periodic sale by the Company to the lenders of short-term Note Purchase Notes to provide us with operating capital, as specified in the draw requests for such notes.  The draw requests required approval by the lenders.  Through June 30, 2012, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $16,842,000 and the proceeds had been used by us to cover our minimum operating cash needs.  The Note Purchase Notes provide for the payment of simple interest at the rate of 15% per annum.  The maturity date of the Note Purchase Notes has been extended from time to time and was last extended to June 30, 2012.

In connection with the execution of the Note Purchase Agreement and the issuance of the Series B Preferred Stock, substantially all our assets, including our intellectual property, have been pledged as collateral for our debt.

Pursuant to the Exchange Agreement, the Series B Preferred Stock, the 2006/2007 Notes and the Dividend Notes are scheduled to be transferred to GBA Global.

Other Debt Obligations

Current liabilities at June 30, 2012 included $99,066,000 notes payable to related parties, comprised of the following:

Series B Holders:
Dividend Notes	$64,464,000
Note Purchase Notes	16,842,000
2006/2007 Notes	4,400,000
85,706,000
Other Related Parties	13,360,000

Total Related Party Notes Payable	$99,066,000

Pursuant to the Exchange Agreement, all related party debt holders have agreed to exchange shares in GBA Global for the principal amount of their debt and related accrued interest.

Also included in current liabilities at June 30, 2012 are short-term notes payable and capital lease obligations to unrelated parties of $1,348,000, including notes payable totaling $972,000 that were in default at June 30, 2012.  In addition, the Company is delinquent in making payments of accrued interest payable of $953,000 on this debt at June 30, 2012.  Of the debt principal outstanding at June 30, 2012, $419,000 is scheduled to be transferred to GBA Global in the Restructure and $929,000 is scheduled to be retained by the Company.

Operating, Investing and Financing Activities

Net cash used in operating activities was $2,959,000 for the year ended June 30, 2012, compared to net cash used in operating activities of $3,755,000 for the year ended June 30, 2011.  The decrease in the net cash used in operating activities in the current fiscal year is due primarily to the increase in our non-cash expenses for the current year.

Net cash used in investing activities for the year ended June 30, 2012 was $3,000 consisting of the purchase of property and equipment.  Net cash provided by investing activities for the year ended June 30, 2011 was $45,000, comprised of proceeds from the sale of property and equipment of $62,000, partially offset by the purchase of property and equipment of $17,000.

We have recently funded losses from operations and net cash used in investing activities primarily from the issuance of debt to related parties (current shareholders and lenders of the Company) and the increase in accrued expenses, and will require additional funding from these sources to sustain our future operations.

Net cash provided by financing activities was $2,760,000 for the year ended June 30, 2012, comprised of proceeds from the issuance of debt of $4,735,000 and an increase in bank overdraft of $35,000, partially offset by repayment of debt and capital lease obligations of $10,000 and partial redemption of Series B Preferred Stock of $2,000,000.  Net cash provided by financing activities was $3,486,000 for the year ended June 30, 2011, comprised of proceeds from the issuance of debt of $3,555,000, partially offset by repayment of debt and capital lease obligations of $69,000.

We currently do not have sufficient cash to sustain our operations for the next twelve months.  We are dependent on the successful completion of the Exchange Agreement to accomplish our planned Restructure.  Even if the Restructure is completed successfully, we will retain approximately $11 million of debt, a significant portion of which is long term.  However, to conduct any operations in the Company and to retire any of the debt retained will require substantial amounts of capital, and it is uncertain what source funds may be available from, if they are available at all.

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

Recently Issued Accounting Pronouncements

No additional new accounting pronouncements were issued during the year ended June 30, 2012 and through the date of the filing of this report that we believe are applicable to or would have a material impact on our consolidated financial statements.

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

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012.  Based on that evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of June 30, 2012.

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

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth fiscal quarter ended June 30, 2012, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                 Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table contains the names and ages of all our Directors and Executive Officers and offices held by each such person.

Name	Age	Positions

David L. Groen	61	Chairman of the Board of
		Directors, President and Chief Executive
		Officer, Chief Financial Officer

Robert (Robin) H. H. Wilson	76	Director, Executive Vice President,
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

Communications between Shareholders and the Board of Directors

Our Board of Directors has not adopted a formal procedure that shareholders must follow to send communications directly to it.  The Board of Directors does receive communication from shareholders, from time to time, and addresses those communications as appropriate.  Shareholders can send communication to the Board of Directors in one of the following ways:

●	In writing, to Groen Brothers Aviation, Inc., 2640 West California Avenue, Salt Lake City, Utah 84104, Attention of Board of Directors

●	By Email, at directors@groenbros.com.

We did not hold an annual meeting of shareholders during the fiscal year ended June 30, 2012.

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

Based solely on the review of the copies of such forms received by us or written representations from certain reporting persons, that no other reports were required, management of the Company believes that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with during the year ended June 30, 2012.

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

After review and discussions, the Audit Committee approved the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2010.  The Audit Committee also selected HJ & Associates, LLC as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2012.

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

The Board of Directors held four formal meetings during the 2012 fiscal year.  All of the directors attended the meetings.  In addition, the directors met on numerous occasions during fiscal 2012 for informal discussions and took action by unanimous written consents in lieu of meetings.

Code of Ethics

We have adopted Standards of Conduct and a Statement of Corporate Values that are applicable to all employees including our principal executive and financial officers and persons performing similar functions.  Our Standards of Conduct and Statement of Corporate Values are being filed as an exhibit to this report and are also available on our web site.

Item 11.                  Executive Compensation

The following table summarizes all compensation earned by or paid to our President, Chief Executive Officer and Chief Financial Officer and our Executive Vice President and Chief Operating Officer (the “Named Executive Officers”) for services rendered in all capacities for the years ended June 30, 2012 and 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings (2)	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

David Groen	2012	$150,000	$-	$-	$-	$-	$160,000	$-	$310,000
President, Chief Executive Officer and Chief Financial Officer	2011	$150,000	$-	$-	$-	$-	$160,000	$-	$310,000

Robin Wilson	2012	$140,000	$-	$-	$-	$-	$145,000	$-	$285,000
Executive Vice President and Chief Operating Officer	2011	$140,000	$-	$-	$-	$-	$145,000	$-	$285,000
____________

(1)
The amounts in column (f) reflect the aggregate grant date fair value with respect to stock options granted during the years ended June 30, 2011 and 2010 in accordance with FASB Accounting Standards Codification Topic 718.  There were no stock options awarded to the Named Executive Officers during the years ended June 30, 2012 and 2011.

(2)
The amounts in column (h) reflect the additions to deferred compensation payable during the years ended June 30, 2012 and 2011.  The deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors and when not precluded by the Company’s financing agreements.

Employment Arrangements

Effective August 12, 2007 annual salaries for David Groen and Robin Wilson were established at $150,000 and $140,000, respectively, with no additional compensation for service on the Company’s Board of Directors.  We do not have written employment agreements with our executive officers.

At June 30, 2012, we owed unpaid salaries totaling $285,198 to David Groen for all or portions of fiscal years 2003 through 2010 and for fiscal year 2012.  At June 30, 2012, we owed unpaid salaries to Robin Wilson totaling $160,654 for portions of fiscal years 2003 through 2009 and for fiscal year 2012.

Deferred Compensation

In addition to cash compensation, we have a deferred compensation arrangement for executive officers and certain of our senior management that accrues additional salary, with amounts originating from fiscal year 1998 through the 2012 fiscal year.  The terms of our Series B Preferred Stock preclude us from making any deferred compensation payments until all outstanding amounts due relating to the Series B Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors.  Through June 30, 2012, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under our outstanding financing agreements and would be prudent in light of our financial condition and availability of cash.  The deferred compensation obligations are scheduled to be retained by the Company in the Restructure. Deferred compensation totaling $6,222,000, related accrued payroll taxes of $200,000 and related accrued interest payable of $299,000 are classified as long-term liabilities at June 30, 2012.  In fiscal year 2001, we began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.  At June 30, 2012, deferred compensation and related interest accrued to the Named Executive Officers were as follows:

	Deferred Compensation	Accrued Interest	Total
David Groen	$2,359,354	$179,711	$2,539,065
Robin Wilson	$1,517,139	$41,158	$1,558,297

The increase in the deferred compensation payable to David Groen was $160,000 for each of the years ended June 30, 2012 and 2011.  The increase in the deferred compensation payable to Robin Wilson was $145,000 for each of the years ended June 30, 2012 and 2011.

Stock Option Plan

The following table summarizes the outstanding stock options held by the Named Executive Officers at June 30, 2012.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)

David Groen (1)	40,000	10,000	-	0.17	9/16/2012
David Groen	625,000	-	-	0.08	3/5/2015
Robin Wilson (1)	40,000	10,000	-	0.17	9/16/2012
Robin Wilson	583,333	-	-	0.08	3/5/2015

(1)	The options vest 10,000 shares on September 16, 2012.

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

No stock options were granted during the year ended June 30, 2012.

Compensation of Directors

We paid no cash fees, equity awards or other consideration to our directors for service as directors during the fiscal year ended June 30, 2012. We have made no agreements regarding future compensation of directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as members of the Board of Directors.  All compensation paid to our directors in their capacities as officers and employees of the Company is included in the Summary Compensation Table in Item 11.

Item 12.                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tabulation shows, as of October 3, 2012, the number of shares of common stock, no par value, and the number of shares of Series A preferred stock owned beneficially by: (a) all persons known to be the holders of more than five percent (5%) of voting securities, (b) Directors, (c) the Named Executive Officers and (d) all Officers and Directors as a group:

	Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Common Shares			Series A Preferred Shares		Total Voting Shares (6)
	Shares		%	Shares	%	Shares	%
Principal Stockholders
Dennis Gauger 2640 W. California Ave. Salt Lake City, Utah 84104	50,000	(4)	0.0	125,000	8.9	12,550,000	4.0

Margaret Groen 2640 W. California Ave. Salt Lake City, Utah 84104	4,055,100	(5)	2.4	125,000	8.9	16,555,100	5.3

Officers and Directors
David Groen 2640 W. California Ave. Salt Lake City, Utah 84104	11,180,884	(2)	6.5	1,025,000	73.2	113,680,884	36.5

Robin Wilson 2640 W. California Ave. Salt Lake City, Utah 84104	983,333	(3)	0.6	125,000	8.9	13,483,333	4.3

All officers and directors as a group (2 persons)	12,164,217		7.1	1,150,000	82.1	127,164,217	40.8

(1)
Unless otherwise indicated, each person identified in the table has sole voting and investment power with respect to the common stock beneficially owned by such person.  The total number of outstanding shares included in the computation of percentages is 171,416,289.

(2)
Includes 8,452,884 shares owned by David Groen, 2,103,000 shares beneficially owned held by family trusts and 625,000 options exercisable by David Groen at October 3, 2012 or within 60 days of October 3, 2012.

(3)
Includes 300,000 shares owned by Robin Wilson, 100,000 shares beneficially owned held by family trusts and 583,333 options exercisable by Robin Wilson at October 3, 2012 or within 60 days of October 3, 2012.

(4)	Includes 50,000 shares owned by Dennis Gauger.
(5)	Includes 4,055,100 shares beneficially owned by Margaret Groen held by a trust and by the estate of Jay Groen.
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

Item 13.                  Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

At June 30, 2012, we had accrued interest payable to David Groen of $75,000.

At June 30, 2011, we had notes payable to Robin Wilson totaling $290,000, plus accrued interest totaling $188,000.  The notes bear interest at rates of 8% to 18% and are due on demand.

At June 30, 2012, our current liabilities included short-term notes payable to related parties (including the notes payable to executive officers discussed in the two preceding paragraphs), primarily stockholders of the Company, totaling $99,066,000, with accrued interest payable of $26,372,000.  Of these notes payable to related parties, notes with an aggregate principal balance of $85,706,000 are payable to the holders of the Company’s Series B Preferred Stock.  These notes are secured by substantially all of the assets of the Company, bear interest rates from 15% to 36% and are payable on October 31, 2011.  Other notes payable to related parties with an aggregate principal balance of $13,360,000 are generally unsecured, due on demand, and bear interest at annual rates ranging from 8% to 50%.  All notes payable to related parties are scheduled to be transferred to GBA Global in the proposed Restructure.

Royalty payments of 1% of the gross sales price of gyroplanes are to be paid to our founders, David Groen and the estate of the late Jay Groen.  Through June 30, 2012, royalties payable totaled $16,000 to each of these parties, which amounts are included in cost of sales in the accompanying consolidated statement of operations.

Included in long-term accrued expenses in the consolidated balance sheet at June 30, 2012 is deferred compensation payable to twelve management employees or former employees, including officers and directors of the Company, with amounts originating from fiscal year 1998 through fiscal year 2012.  In addition to cash compensation, we have a deferred compensation arrangement for executive officers and certain of our senior management that accrues additional salary.  The terms of our Series B Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of our Board of Directors.  Deferred compensation totaling $6,222,000, related accrued payroll taxes of $200,000 and related accrued interest payable of $299,000 are classified as long-term liabilities at June 30, 2012.  Through June 30, 2012, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under our outstanding financing agreements and would be prudent in light of our financial condition and availability of cash.  In fiscal year 2001, we began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.

Director Independence

We currently do not have any directors considered to be independent pursuant to Rule 4200 of the National Association of Securities Dealers' listing standards.

Item 14.                      Principal Accounting Fees and Services

The following schedule presents the professional fees incurred to HJ & Associates, LLC, our independent registered accountants, for the fiscal years ended June 30, 2012 and 2011.

	2012	2011

Audit fees	$48,000	$49,000
Audit related fees	-	-
Tax fees	2,000	6,000
Other fees	-	-

Total	$50,000	$55,000

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

PART IV

Item 15.                  Exhibits, Financial Statement Schedules

Exhibit No.	Description of Exhibit
3.1	Eleventh Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed August 10, 2011 (1)
3.2	Twelfth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed September 22, 2011 (2)
3.3	Thirteenth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed October 11, 2011 (3)
3.4	Fourteenth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed November 2, 2011 (4)
3.5	Fifteenth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed December 19, 2011 (5)
3.6	Sixteenth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed January 24, 2012 (6)
3.7	Seventeenth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed February 9, 2012 (7)
3.8	Eighteenth Amendment to Fifth Amended and Restated Articles of Incorporation of Groen Brothers Aviation, Inc. filed April 18, 2012 (8)
3.9	By-laws (9)
4.1	Amended and Restated 2000 Option Plan (10)
10.1	Note Purchase Agreement dated as of October 9, 2008 by and among Groen Brothers Aviation, Inc. and Lenders named therein (11)
10.2	Form of Secured Promissory Notes Issued under the Note Purchase Agreement dated as of October 9, 2008 and the schedule of Notes issued to date (12)
10.3	Amended and Restated Security Agreement dated as of January 20, 2009 among the Company and the Lenders under the Note Purchase Agreement (11)
10.4	Amended and Restated IP Security Agreement dated as of October 9, 2008 among the Company and the Lenders under the Note Purchase Agreement (11)
10.5	Form of Promissory Notes Issued under the Note Purchase Agreement dated as of October 9, 2008 in payment of Series B Preferred Stock dividends and the schedule of Notes issued to date (11)
10.6	Fourth Amendment to Promissory Notes dated as of August 10, 2011 among Groen Brothers Aviation, Inc. and Lender F named therein (1)
10.7	Ninth Amendment to Promissory Notes dated as of August 10, 2011 among Groen Brothers Aviation, Inc. and Lender C named therein (1)

Exhibit No.	Description of Exhibit
10.8	Ninth Amendment to Promissory Notes dated as of August 10, 2011 among Groen Brothers Aviation, Inc. and Lender D named therein (1)
10.9	Ninth Amendment to Promissory Notes dated as of August 10, 2011 among Groen Brothers Aviation, Inc. and Lender C named therein (1)
10.10	Ninth Amendment to Promissory Notes dated as of August 10, 2011 among Groen Brothers Aviation, Inc. and Lender D named therein (1)
10.11	Eleventh Amendment to Promissory Notes dated as of August 10, 2011 among Groen Brothers Aviation, Inc. and Lender B named therein (1)
10.12	Eleventh Amendment to Promissory Notes dated as of August 10, 2011 among Groen Brothers Aviation, Inc. and Lender A named therein (1)
10.13	Eleventh Amendment to Promissory Notes dated as of August 10, 2011 among Groen Brothers Aviation, Inc. and Lender H named therein (1)
10.14	Twelfth Amendment to Promissory Notes dated as of August 10, 2011 among Groen Brothers Aviation, Inc. and Lender B therein (1)
10.15	Twelfth Amendment to Promissory Notes dated as of August 10, 2011 among Groen Brothers Aviation, Inc. and Lender H named therein (1)
10.16	Fifth Amendment to Promissory Notes dated as of September 21, 2011 among Groen Brothers Aviation, Inc. and Lender F named therein (1)
10.17	Tenth Amendment to Promissory Notes dated as of September 21, 2011 among Groen Brothers Aviation, Inc. and Lender C named therein (1)
10.18	Tenth Amendment to Promissory Notes dated as of September 21, 2011 among Groen Brothers Aviation, Inc. and Lender D named therein (1)
10.19	Tenth Amendment to Promissory Notes dated as of September 21, 2011 among Groen Brothers Aviation, Inc. and Lender C named therein (1)
10.20	Tenth Amendment to Promissory Notes dated as of September 21, 2011 among Groen Brothers Aviation, Inc. and Lender D named therein (1)
10.21	Twelfth Amendment to Promissory Notes dated as of September 21, 2011 among Groen Brothers Aviation, Inc. and Lender B named therein (1)
10.22	Twelfth Amendment to Promissory Notes dated as of September 21, 2011 among Groen Brothers Aviation, Inc. and Lender A named therein (1)
10.23	Twelfth Amendment to Promissory Notes dated as of September 21, 2011 among Groen Brothers Aviation, Inc. and Lender H named therein (1)
10.24	Thirteenth Amendment to Promissory Notes dated as of September 21, 2011 among Groen Brothers Aviation, Inc. and Lender B therein (1)
10.25	Thirteenth Amendment to Promissory Notes dated as of September 21, 2011 among Groen Brothers Aviation, Inc. and Lender H named therein (1)
10.26	Sixth Amendment to Promissory Notes dated as of December 19, 2011 among Groen Brothers Aviation, Inc. and Lender F named therein (7)

Exhibit No.	Description of Exhibit
10.27	Eleventh Amendment to Promissory Notes dated as of December 19, 2011 among Groen Brothers Aviation, Inc. and Lender C named therein (7)
10.28	Eleventh Amendment to Promissory Notes dated as of December 19, 2011 among Groen Brothers Aviation, Inc. and Lender D named therein (7)
10.29	Eleventh Amendment to Promissory Notes dated as of December 19, 2011 among Groen Brothers Aviation, Inc. and Lender C named therein (7)
10.30	Eleventh Amendment to Promissory Notes dated as of December 19, 2011 among Groen Brothers Aviation, Inc. and Lender D named therein (7)
10.31	Thirteenth Amendment to Promissory Notes dated as of December 19, 2011 among Groen Brothers Aviation, Inc. and Lender B named therein (7)
10.32	Thirteenth Amendment to Promissory Notes dated as of December 19, 2011 among Groen Brothers Aviation, Inc. and Lender A named therein (7)
10.33	Thirteenth Amendment to Promissory Notes dated as of December 19, 2011 among Groen Brothers Aviation, Inc. and Lender H named therein (7)
10.34	Fourteenth Amendment to Promissory Notes dated as of December 19, 2011 among Groen Brothers Aviation, Inc. and Lender B therein (7)
10.35	Fourteenth Amendment to Promissory Notes dated as of December 19, 2011 among Groen Brothers Aviation, Inc. and Lender H named therein (7)
10.36	Seventh Amendment to Promissory Notes dated as of February 10, 2012 among Groen Brothers Aviation, Inc. and Lender F named therein (13)
10.37	Twelfth Amendment to Promissory Notes dated as of February 10, 2012 among Groen Brothers Aviation, Inc. and Lender C named therein (13)
10.38	Twelfth Amendment to Promissory Notes dated as of February 10, 2012 among Groen Brothers Aviation, Inc. and Lender D named therein (13)
10.39	Twelfth Amendment to Promissory Notes dated as of February 10, 2012 among Groen Brothers Aviation, Inc. and Lender C named therein (13)
10.40	Twelfth Amendment to Promissory Notes dated as of February 10, 2012 among Groen Brothers Aviation, Inc. and Lender D named therein (13)
10.41	Fourteenth Amendment to Promissory Notes dated as of February 10, 2012 among Groen Brothers Aviation, Inc. and Lender B named therein (13)
10.42	Fourteenth Amendment to Promissory Notes dated as of February 10, 2012 among Groen Brothers Aviation, Inc. and Lender A named therein (13)
10.43	Fourteenth Amendment to Promissory Notes dated as of February 10, 2012 among Groen Brothers Aviation, Inc. and Lender H named therein (13)
10.44	Fifteenth Amendment to Promissory Notes dated as of February 10, 2012 among Groen Brothers Aviation, Inc. and Lender B therein (13)
10.45	Fifteenth Amendment to Promissory Notes dated as of February 10, 2012 among Groen Brothers Aviation, Inc. and Lender H named therein (13)

Exhibit No.	Description of Exhibit
10.46	Eighth Amendment to Promissory Notes dated as of April 20, 2012 among Groen Brothers Aviation, Inc. and Lender F named therein (13)
10.47	Thirteenth Amendment to Promissory Notes dated as of April 20, 2012 among Groen Brothers Aviation, Inc. and Lender C named therein (13)
10.48	Thirteenth Amendment to Promissory Notes dated as of April 20, 2012 among Groen Brothers Aviation, Inc. and Lender D named therein (13)
10.49	Thirteenth Amendment to Promissory Notes dated as of April 20, 2012 among Groen Brothers Aviation, Inc. and Lender C named therein (13)
10.50	Thirteenth Amendment to Promissory Notes dated as of April 20, 2012 among Groen Brothers Aviation, Inc. and Lender D named therein (13)
10.51	Fifteenth Amendment to Promissory Notes dated as of April 20, 2012 among Groen Brothers Aviation, Inc. and Lender B named therein (13)
10.52	Fifteenth Amendment to Promissory Notes dated as of April 20, 2012 among Groen Brothers Aviation, Inc. and Lender A named therein (13)
10.53	Fifteenth Amendment to Promissory Notes dated as of April 20, 2012 among Groen Brothers Aviation, Inc. and Lender H named therein (13)
10.54	Sixteenth Amendment to Promissory Notes dated as of April 20, 2012 among Groen Brothers Aviation, Inc. and Lender B therein (13)
10.55	Sixteenth Amendment to Promissory Notes dated as of April 20, 2012 among Groen Brothers Aviation, Inc. and Lender H named therein (13)
11	Statement regarding computation of per share earnings -- included in the Notes to the Consolidated Financial Statements filed with this report
14.1	Groen Brothers Aviation Corporate Values (14)
14.2	Standards of Conduct (14)
21	Subsidiaries of the registrant - included in the Notes to the Consolidated Financial Statements filed with this report
23.1	Consent of Independent Registered Accounting Firm*
31.1	Section 302 Certification of Chief Executive and Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

* Exhibits filed with this report.
**The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
(1) Exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.
(2) Exhibits filed with the Company’s Current Report on Form 8-K filed September 28, 2011 and incorporated herein by reference.
(3) Exhibits filed with the Company’s Current Report on Form 8-K filed October 11, 2011 and incorporated herein by reference.
(4) Exhibits filed with the Company’s Current Report on Form 8-K filed November 8, 2011 and incorporated herein by reference.

(5) Exhibits filed with the Company’s Current Report on Form 8-K filed December 20, 2011 and incorporated herein by reference.
(6) Exhibits filed with the Company’s Current Report on Form 8-K filed January 25, 2012 and incorporated herein by reference.
(7) Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 and incorporated herein by reference.
(8) Exhibits filed with the Company’s Current Report on Form 8-K filed April 19, 2012 and incorporated herein by reference.
(9) Exhibits filed with the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005 and incorporated herein by reference.
(10) Exhibits filed with the Company’s registration statement on Form S-8 filed June 10, 2005 and incorporated herein by reference.
(11) Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and incorporated herein by reference.
(12) Exhibits filed with the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 and incorporated herein by reference.
(13) Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference.
(14) Exhibits filed with the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004 and incorporated herein by reference.

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

Date: October 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ David Groen	Director	October 15, 2012
David Groen

/s/ Robert Wilson	Director	October 15, 2012
Robert Wilson

GROEN BROTHERS AVIATION, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Groen Brothers Aviation, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Groen Brothers Aviation, Inc. as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Groen Brothers Aviation, Inc. as of June 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

HJ & Associates, LLC
Salt Lake City, Utah
October 15, 2012

GROEN BROTHERS AVIATION, INC.
Consolidated Balance Sheets

Assets	June 30,
	2012	2011
Current assets:
Cash	$2,000	$204,000
Accounts and notes receivable, net of allowance of $7,000	2,000	1,000
Prepaid expenses	13,000	109,000
Total current assets	17,000	314,000

Property and equipment, net	31,000	43,000

Total assets	$48,000	$357,000

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$1,893,000	$2,265,000
Bank overdraft	35,000	-
Accrued expenses	28,271,000	22,276,000
Notes payable and current portion of capital lease obligations	1,348,000	1,406,000
Related party notes payable	99,066,000	84,687,000
Series B 15% cumulative redeemable non-voting preferred stock, no par value, 50,000,000 shares authorized, 51,822 and 46,660 shares issued and outstanding, respectively	51,822,000	46,660,000
Total current liabilities	182,435,000	157,294,000

Long-term liabilities:
Accrued expenses	6,721,000	6,339,000
Deferred revenue	25,000	25,000
Long-term debt and capital lease obligations	8,000	11,000
Related party long-term debt	-	112,000
Dealer deposits	2,105,000	2,105,000
Total liabilities	191,294,000	165,886,000

Stockholders’ deficit:
Series A convertible preferred stock, no par value, 50,000,000 shares authorized, 1,400,000 shares issued and outstanding	70,000	70,000
Common stock, no par value, 500,000,000 shares authorized, 171,416,289 shares issued and outstanding	35,097,000	35,005,000
Accumulated deficit	(226,413,000)	(200,604,000)
Total stockholders’ deficit	(191,246,000)	(165,529,000)

Total liabilities and stockholders’ deficit	$48,000	$357,000

See accompanying notes to consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Consolidated Statements of Operations

	Years Ended June 30,
	2012	2011
Revenues	$12,000	$4,000

Costs and expenses:
Cost of sales	7,000	10,000
Research and development expenses	1,541,000	1,622,000
General and administrative expenses	2,013,000	2,399,000

Total costs and expenses	3,561,000	4,031,000

Loss from operations	(3,549,000)	(4,027,000)

Other income (expense):
Related party interest income	3,000	2,000
Gain on sale of property and equipment	-	62,000
Gain on extinguishment of debt	569,000	87,000
Interest expense	(15,670,000)	(13,043,000)
Series B preferred stock interest expense	(7,162,000)	(6,389,000)

Total other income (expense)	(22,260,000)	(19,281,000)

Loss before income taxes	(25,809,000)	(23,308,000)

Income tax benefit	-	-

Net loss	$(25,809,000)	$(23,308,000)

Net loss per share – basic and diluted	$(0.16)	$(0.14)

Weighted average number of common shares
outstanding – basic and diluted	166,066,000	166,066,000

 See accompanying notes to consolidated financial statements

GROEN BROTHERS AVIATION, INC. Consolidated Statements of Stockholders' Deficit Years Ended June 30, 2012 and 2011
	Series A Convertible
	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance forward, June 30, 2010	1,400,000	$70,000	171,416,289	$34,877,000	$(177,296,000)	$(142,349,000)
Issuance of stock options for: Interest expense	-	-	-	2,000	-	2,000
Services	-	-	-	8,000	-	8,000
Stock-based compensation	-	-	-	118,000	-	118,000
Net loss	-	-	-	-	(23,308,000)	(23,308,000)
Balance, June 30, 2011	1,400,000	70,000	171,416,289	35,005,000	(200,604,000)	(165,529,000)
Issuance of stock options for interest expense	-	-	-	13,000	-	13,000
Stock-based compensation	-	-	-	80,000	-	80,000
Finders’ compensation	-	-	-	(1,000)	-	(1,000)
Net loss	-	-	-	-	(25,809,000)	(25,809,000)

Balance, June 30, 2012	1,400,000	$70,000	171,416,289	$35,097,000	$(226,413,000)	$(191,246,000)

See accompanying notes to consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Consolidated Statements of Cash Flows
	Years Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(25,809,000)	$(23,308,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	15,000	22,000
Stock-based compensation	80,000	118,000
Stock options and warrants issued for interest expense	13,000	2,000
Stock options and warrants issued for services	-	8,000
Interest expense accrued on Series B Preferred Stock	7,162,000	6,389,000
Interest expense added to debt principal	9,249,000	7,583,000
Gain on disposal of property and equipment	-	(62,000)
Gain on extinguishment of debt	(569,000)	(77,000)
(Increase) decrease in:
Accounts and notes receivable	(1,000)	-
Prepaid expenses	96,000	(34,000)
Increase (decrease) in:
Accounts payable	70,000	(75,000)
Accrued expenses	6,735,000	5,679,000
Net cash used in operating activities	(2,959,000)	(3,755,000)

Cash flows from investing activities:
Proceeds from the disposal of property and equipment	-	62,000
Purchase of property and equipment	(3,000)	(17,000)
Net cash provided by (used in) investing activities	(3,000)	45,000

Cash flows from financing activities:
Proceeds from the issuance of debt and capital lease obligations	4,735,000	3,555,000
Repayment of debt and capital lease obligations	(10,000)	(69,000)
Increase in bank overdraft	35,000	-
Partial redemption of Series B Preferred Stock	(2,000,000)	-
Net cash provided by financing activities	2,760,000	3,486,000

Net decrease in cash	(202,000)	(224,000)
Cash, beginning of year	204,000	428,000
Cash, end of year	$2,000	$204,000

 See accompanying notes to consolidated financial statements

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements

Note 1:  Organization and Summary of Significant Accounting Policies

Organization and Principles of Consolidation – The consolidated financial statements include the accounts of Groen Brothers Aviation, Inc. and its wholly-owned subsidiaries, Groen Brothers Aviation USA, Inc. (“GBA USA”), Groen Brothers Aviation International, LLC (“GBA LLC”), a wholly owned special purpose subsidiary formed to participate in a proposed joint venture, and Groen Brothers Aviation Global, Inc. (‘GBA Global”), formed in June 2012 to facilitate a restructure of operations, (collectively, the “Company”).  All significant inter-company balances and transactions have been eliminated.  The primary business purpose of the Company is to develop, manufacture and market the gyroplane, which activities are considered one business segment.

Concentration of Credit Risk – The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Cash and Cash Equivalents – For purposes of the consolidated statements of cash flows, the Company considers all cash and investments with original maturities to the Company of three months or less to be cash equivalents.  The Company had no cash equivalents at June 30, 2012 and 2011.

Accounts Receivable – Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  Management of the Company determines the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts.  Trade accounts receivable are written off when deemed uncollectible.  Recoveries of trade accounts receivable previously written off are recorded as income when received.  Management determined that an allowance for doubtful accounts of $7,000 was required at June 30, 2012 and 2011.

Inventories – Raw materials and parts inventories are stated at the lower of cost or market, with cost determined using primarily the first-in-first-out (FIFO) method.  Work-in-process inventories are stated at the lower of cost or market, with cost determined on estimated average unit costs.  The cost of parts inventories manufactured by the Company and work-in-process inventories include an allocation of overhead costs comprised of labor, operating supplies, utilities, depreciation, rent and other facility costs.  The Company had no inventories at June 30, 2012 and 2011.

Contract-related expenses incurred on by the Company on its long-term government and commercial contracts and subcontracts, including its own labor, travel, supplies and other costs, and the costs of subcontractors and consultants, are generally deferred as work-in-process inventories and expensed to cost of sales as the contract revenue for each milestone of a particular contract is recognized.  When a loss on a contract is projected, however, all contract-related costs and expenses are expensed as incurred.  At June 30, 2012 and 2011, the Company had no work-in-process inventories related to long-term contracts or subcontracts.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Property and Equipment – Property and equipment are carried at cost, less accumulated depreciation and amortization.  Depreciation and amortization are computed using accelerated and straight-line methods based on the estimated useful lives of the assets or term of the lease.  Depreciation and amortization expense was $15,000 and $22,000 for the years ended June 30, 2012 and 2011, respectively.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized in operations for the period.  The cost of maintenance and repairs is charged to operations as incurred.  Significant renewals and betterments are capitalized.

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

Research and Development Costs – Research and development costs are expensed as incurred in accordance with ASC Topic 730, Research and Development.  The costs of materials and other costs acquired for research and development activities are charged to expense as incurred.  Salaries, wages, and other related costs of personnel, as well as other facility operating costs are allocated to research and development expense through management’s estimate of the percentage of time spent by personnel in research and development activities.  Research and development expenses were $1,541,000 and $1,622,000 for the years ended June 30, 2012 and 2011, respectively.

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

Stock-Based Compensation – The Company has adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.  The Company recorded stock-based compensation expense of $80,000 and $118,000 for the years ended June 30, 2012 and 2011, respectively.  The grant-date fair value of stock options and other stock-based awards is estimated using the Black-Scholes option-pricing model.  The stock-based compensation expense has been allocated to the various categories of costs and expenses in a manner similar to the allocation of payroll expense.

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

The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus common stock equivalents which would arise primarily from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.  Options and warrants to purchase 12,321,201 shares of common stock at exercise prices ranging from $0.08 to $0.25 and 21,841,201 shares of common stock at exercise prices ranging from $0.08 to $1.00 were outstanding at June 30, 2012 and 2011, respectively.  Certain notes payable, long-term debt and related accrued interest payable were convertible into a total of 92,217,414 and 85,049,681 shares of common stock at June 30, 2012 and 2011, respectively, with conversion prices ranging from $0.10 to $1.25.  Common stock equivalents were not included in the diluted loss per share calculation because the effect would have been anti-dilutive.

The calculation of the weighted average number of common shares outstanding excludes common shares that have been issued as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The Company has assigned no value to these shares, and the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable note and accrued interest are paid in full.  At June 30, 2012 and 2011, the Company had issued 5,350,000 shares of common stock as collateral.  It is anticipated that the shares will be cancelled when the related debt is transferred upon completion of the Restructure.

Comprehensive Loss – Comprehensive loss is the same as net loss.

Reclassifications – Certain amounts in the consolidated financial statements for fiscal year 2011 have been reclassified to conform to the current year presentation.

Note 2:  Restructure and Going Concern Uncertainty

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  Because of the lack of significant operating revenues, recurring operating losses, negative cash flows from operations, the excess of current liabilities over current assets, significant past due obligations, and the stockholders’ deficit, there is substantial doubt about the Company’s ability to continue as a going concern.  The Company is restructuring its business plan and business operations pursuant to an Exchange Agreement (the “Exchange Agreement”) dated as of September 7, 2012, which if concluded successfully, will result in the sale and transfer to a separate entity of substantially all of the Company’s assets and operations and extinguishment of substantially all of the Company’s liabilities.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

At June 30, 2012, the Company had total current liabilities of $182,435,000 and current assets of $17,000, resulting in a working capital deficiency of $182,418,000.  At June 30, 2012, the Company had a total stockholders’ deficit of $191,246,000.

The Company has no reliable source of revenue that could support even the modest initiatives to further develop its gyroplane technology.  Furthermore, the Company’s assets are essentially all in its technology and cannot be reflected on its consolidated balance sheet as an offset to the extensive debt incurred.  In that context, it is not feasible to raise funds through stock sales or from conventional debt sources.  Continuation of the Company’s operations has only been possible through the support of its major creditor.  These loans have been secured by the pledge of substantially all of the Company’s assets: its patents, intellectual property, and limited hard assets.  This essential funding has extended to over a four year period.

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

Following months of in depth negotiations with essentially all its creditors, most of whom are significant equity holders as well, the Company reached an agreement with those creditors for the Company to proceed toward the accomplishment of a financial restructuring without having to seek protection through a bankruptcy filing.  In the event that the Company was to be forced into Chapter 11 reorganization, only the secured creditors would have had any equity or other interest in the Company because the bankruptcy process would have eliminated all shareholders and all non-secured creditors.  Management also believes that Groen Brothers Aviation’s name and reputation world-wide would be harmed as well.  The Restructure that has been negotiated with all the secured creditors pursuant to the Exchange Agreement keeps intact all shareholders and treats all creditors converting their debt to equity pari passu to the percent of debt they hold, whether or not secured.

The Restructure will result in the elimination of substantially all of GBA’s debt obligations, which exceeded $191 million at June 30, 2012, through the exchange of all but approximately $11 million of such debt for stock in GBA Global, a new private entity formed by GBA.  In return, GBA will transfer substantially all its assets, notably all of its technologies, knowhow, and associated patents, into GBA Global in exchange for this relief of debt and receipt of some continued ownership of GBA.

The transfer of these assets requires approval through a vote of the Company’s shareholders holding a majority of the voting shares. The Company had received from holders of a significant majority of voting shares, a contractual commitment to vote in favor of this plan and now as of the date of this filing, has indeed received consent from these holders of a majority of the Company's voting shares.  Because of continued accrual of interest by all interest-bearing debt and of continued funding, the precise breakdown of the ownership of GBA Global will not be established until the date of closing.  However, based upon the accrued value of these obligations as of September 14, 2012, it is anticipated that debt holders and the holders of the Company’s Series B Preferred Stock will own approximately 87% of GBA Global, Management combined will hold 9%, and GBA will hold 4% of GBA Global. It is anticipated that GBA Global will also form subsidiaries where GBA developed technologies will be utilized and significant additional funding will be raised in those subsidiaries to complete the commercialization of GBA Global’s Civil and Military technologies, both manned and unmanned.  However, there can be no assurance such activities will be successful.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

The activities that heretofore have been undertaken by GBA and its operating subsidiary, GBA USA, will be carried forward by the operations and development of GBA Global.  So that the “good-will-value” of the Groen name within the aerospace industry may be retained, the Groen Brothers Aviation name will be kept by it doing business as “Groen Brothers Aviation Global, Inc.”  GBA will continue to be a “holding company,” but its total assets will become a minority interest in GBA Global.  Certain debt approximating $11 million will be retained by GBA.

Following the Restructure, GBA Global’s standing in the industry is expected to be stronger than that which GBA could achieve. This should create opportunities for GBA Global to exploit GBA’s gyroplane technology which otherwise likely would have been closed to GBA. The Restructure allows GBA to move into the future, too, although on a smaller scale.  Consequently, in the opinion of management, the Restructure represents the best plan available to GBA that has the opportunity to preserve shareholder and creditor value.

The Company’s continuation as a going concern is dependent on the approval and successful completion of the Restructure.  However, as of the date of filing this Annual Report the Company had not closed the Exchange Agreement and there can be no guarantee or assurance that the Company will be successful in these efforts.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3:  Detail of Certain Balance Sheet Accounts

Property and equipment consists of the following at June 30:

	2012	2011

Equipment and tools	$54,000	$54,000
Computer equipment and software	267,000	263,000
Aircraft	66,000	66,000
Vehicles	71,000	71,000
Leasehold improvements	-	-
Furniture	-	-

	458,000	454,000
Accumulated depreciation and amortization	(427,000)	(411,000)

	$31,000	$43,000

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Substantially all of the property and equipment has been pledged as collateral for debt and is scheduled to be transferred to GBA Global in the Restructure.

Accounts payable consist of the following at June 30:

	2012	2011

Trade accounts payable	$1,655,000	$2,050,000
Related party payables	238,000	215,000

	$1,893,000	$2,265,000

Dealer deposits consist of the following at June 30:

	2012	2011

Related party dealer deposits	$1,701,000	$1,701,000
Dealer deposits	404,000	404,000

	$2,105,000	$2,105,000

Pursuant to the Exchange Agreement, the dealer deposits obligation will be retained by the Company.

Related parties consist of officers, directors, employees and shareholders.

Note 4:  Accrued Expenses:

Accrued expenses reported as current liabilities consist of the following at June 30:

	2012	2011

Compensation and related taxes	$576,000	$590,000
Related party interest	26,372,000	20,456,000
Interest	978,000	907,000
SparrowHawk customer deposits	214,000	214,000
Consulting fees	30,000	9,000
Finders’ compensation	10,000	9,000
Royalties to related parties	32,000	32,000
Other	59,000	59,000
Total	$28,271,000	$22,276,000

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Accrued related party interest payable is comprised of interest expense payable on notes payable to related parties, consisting primarily of stockholders of the Company.  Substantially all related party and other accrued interest payable is scheduled to be transferred to GBA Global in the Restructure.

Long-term accrued expenses consist of the following at June 30:

	2012	2011

Deferred compensation	$6,222,000	$5,847,000
Accrued payroll taxes on deferred compensation	200,000	193,000
Accrued interest on deferred compensation	299,000	299,000

Total	$6,721,000	$6,339,000

The deferred compensation is payable to certain current and former officers, directors, and senior management executives of the Company, with amounts originating from fiscal year 1998 through fiscal year 2012.  In addition to cash compensation, the Company has a deferred compensation arrangement for executive officers and certain of its senior management that accrues additional salary.  The terms of the Company’s Series B Preferred Stock preclude the Company from making any deferred compensation payments until all outstanding amounts due relating to the Series B Preferred Stock have been paid in full.  Absent payment restrictions related to outstanding Series B Preferred Stock or other restrictions, the deferred compensation is payable in part or in whole only by resolution of the Company’s Board of Directors.  Through June 30, 2012, the Board of Directors has not authorized payment of any of the deferred compensation, and will not authorize payments until the Board determines such payments are allowed under the Company’s outstanding financing agreements and would be prudent in light of the Company’s financial condition and availability of cash.  The deferred compensation obligations are scheduled to be retained by the Company in the Restructure. In fiscal year 2001, the Company began accruing interest expense on the deferred compensation at the rate of 8% per annum.  The accrual of interest was permanently discontinued on July 1, 2004.  The deferred compensation and related accrued payroll taxes and interest payable are classified as long-term liabilities at June 30, 2012 and 2011 as the Company does not anticipate payment of any of these amounts in the next twelve months.  Pursuant to the Exchange Agreement, these obligations are scheduled to be retained by the Company in the Restructure.

Note 5:  Notes Payable and Current Portion of Capital Lease Obligations

Current notes payable and current portion of capital lease obligations are comprised of the following at June 30:

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

	2012	2011
Unsecured note payable to GT with interest at 12%	$844,000	$844,000

Unsecured notes payable to vendors with interest at 20% for the first three months and 25% thereafter	113,000	166,000

Unsecured note payable to a vendor with interest at 12%, currently in default	272,000	272,000

Unsecured note payable to an individual, with interest at 5%, due on demand	24,000	24,000

Unsecured note payable to a company with interest at 10.5%, due on demand	10,000	10,000

Unsecured note payable to a government-sponsored organization, due in monthly installments of $200 with final payment of $87,000 due December 2010, currently in default	83,000	85,000

Current portion of capital lease obligations (Note 7)	2,000	5,000

	$1,348,000	$1,406,000

Short-term notes payable include notes payable totaling $927,000 and $1,392,000 that were in default at June 30, 2012 and 2011, respectively.  In addition, the Company is delinquent in making payments of accrued interest payable of $309,000 and $884,000 on this debt at June 30, 2012 and 2011, respectively.  Of the debt principal outstanding at June 30, 2012, $419,000 is scheduled to be transferred to GBA Global in the Restructure and $929,000 is scheduled to be retained by the Company.

Note 6:  Related Party Notes Payable

Related party notes payable are comprised of the following notes payable either due on demand or within the twelve months at June 30:

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

	2012	2011
Series B Holders:

Dividend Notes with interest at 15%, compounded quarterly, secured by substantially all assets of the Company	$64,464,000	$55,236,000

Note Purchase Notes with interest at 15%, secured by substantially all assets of the Company	16,842,000	12,107,000

2006/2007 Notes with interest at 36%, secured by substantially all assets of the Company	4,400,000	4,400,000

Other Related Parties:

Unsecured notes payable to stockholders with interest at 18%	4,596,000	4,592,000

Unsecured notes payable to officers with interest at 18%	36,000	36,000

Unsecured note payable to stockholder with interest at 16%	50,000	50,000

Unsecured notes payable to stockholders with interest at 12%	4,787,000	4,765,000

Unsecured note payable to stockholders with interest at 50%	350,000	350,000

Unsecured notes payable to stockholders with interest at 24%	1,371,000	1,090,000

Unsecured note payable to a stockholder with interest at 25%	20,000	20,000

Unsecured note payable to stockholder with interest at 48%	165,000	165,000

Unsecured notes payable to stockholders with interest at 8%	387,000	387,000

Unsecured notes payable to officer with interest at 8%	254,000	254,000

Unsecured note payable to an entity owned by certain members of senior management, with interest at 12%	184,000	184,000

Note payable to a stockholder with interest at 18%, due on demand, secured by research and development parts	50,000	50,000

Notes payable to stockholders with interest at 12%, secured by shares of the Company’s common stock	470,000	470,000

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Unsecured note payable to a stockholders with interest at 12%, convertible into shares of the Company’s common stock upon successful completion of proposed financing/recapitalization	310,000	310,000

Notes payable to stockholders with interest at 10%, secured byshares of the Company’s common stock	215,000	215,000

Unsecured note payable to a stockholder with interest at 6%	24,000	-

Unsecured note payable to a stockholder with interest at 12.5%	91,000	-

Current portion of related party long-term debt (Note 8)	-	6,000

	$99,066,000	$84,687,000

Certain shareholder related party note holders had the right to convert outstanding principal and interest balances to common stock of the Company.  The conversion prices per share ranged from $0.10 per share to $1.25 per share.  At June 30, 2012, $23,509,000 of principal and interest was convertible into 92,217,414 shares of the Company’s common stock.  All of the related party note holders have agreed to transfer the principal and accrued interest payable on their debt to GBA Global in the Restructure.  Consequently, the Company does not consider any of the related party notes payable to be in default at June 30, 2012. Upon completion of the Restructure, any rights to convert debt into common stock of the Company will terminate.

A total of 5,350,000 shares of the Company’s common stock have been issued as collateral for related party notes payable totaling $685,000 at June 30, 2012 and 2011, respectively.  It is anticipated that the shares will be cancelled when the related debt is transferred to GBA Global upon completion of the Restructure.

Note 7:  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations are comprised of the following at June 30:

	2012	2011

Capital lease obligations	$10,000	$16,000

Less current portion (Note 5)	(2,000)	(5,000)

Total	$8,000	$11,000

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Future maturities of long-term debt and capital lease obligations are as follows:

Years Ending June 30:
2013	$2,000
2014	2,000
2015	3,000
2016	3,000

10,000
Less current portion	(2,000)

Long-term portion	$8,000

The Company has entered into capital lease agreements with financial institutions for office equipment.  Assets held under capital lease included in property and equipment are as follows at June 30:

	2012	2011

Office equipment	$13,000	$19,000
Accumulated amortization	(2,000)	(5,000)

	$11,000	$14,000

Amortization expense for assets under capital lease is included with depreciation expense for all other depreciable assets.

Future minimum lease payments are as follows:

Years Ending June 30:
2013	$4,000
2014	3,000
2015	3,000
2016	3,000
13,000
Less amount representing interest	(2,000)

Present value of minimum lease payments	$11,000

The Company will retain the capital lease obligation subsequent to the Restructure.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 8:  Related Party Long-Term Debt

Related party long-term debt consists of the following at June 30:

	2012	2011
Unsecured note payable to a stockholder with interest at 12.5%, due in monthly installments of $500 with final payment of $76,000 due June 2013	$-	$94,000

Unsecured note payable to a stockholder with interest at 6%, due June 2014	-	24,000
	-	118,000
Less current portion (Note 6)	-	(6,000)

Total	$-	$112,000

The related party long-term debt is scheduled to be transferred to GBA Global in the Restructure, and, therefore, has been included as a current liability in related party notes payable at June 30, 2012 (see Note 6).

Note 9:  Preferred Stock

The Company has authorized 200,000,000 shares of preferred stock having no par value.  There are two series of preferred stock with 50,000,000 shares authorized within each series.  The rights, terms and preferences of preferred stock are set by the Board of Directors.  As of June 30, 2012, the Board of Directors has set rights, terms and preferences of Series A and Series B Preferred Stock for issue.

Series A Convertible Preferred Stock

As of June 30, 2012, 1,400,000 shares of Series A Convertible Preferred Stock were issued and outstanding, and held by the following individuals: David Groen, President and member of the Board of Directors, 1,025,000 shares; Robin Wilson, Senior Vice President and member of the Board of Directors 125,000 shares; the widow of the late Jay Groen 125,000 shares; and Dennis Gauger, former member of the Board of Directors, 125,000 shares.

The rights, terms and preferences of the Series A Convertible Preferred Stock, as amended, are summarized as follows:

●
Each share may cast one hundred (100) votes on all matters submitted to the stockholders for a vote, voting together with the holders of the common stock of the Company as a single class, effectively giving current voting control to the Company's founders.

●	The voting rights expire January 31, 2013.

●
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

●	The shares, including all voting and conversion rights, to the extent not converted into common shares, will expire seven years from the date of issue, and will be cancelled by the Company.

●
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

●	The shares are non-transferable, non-assignable, and have no dividend or liquidation rights.

Series B Preferred Stock

At June 30, 2012, there were 51,822 shares of Series B 15% Cumulative Redeemable Non-Voting Preferred Stock (the “Series B Preferred Stock”) outstanding.  The rights, terms, and preferences of the outstanding preferred shares, as amended, are as follows:

●	The shares have no voting rights.

●	Each share’s original Stated Value, upon which unpaid dividends may accumulate, is $1,000.

●
The shares have right to dividends at a 15% annual dividend rate, payable in cash or in kind at the end of each fiscal quarter.  Accumulated but unpaid dividends shall be cumulative and shall be added to the Stated Value for purposes of subsequent quarterly dividend calculations.

●	The shares shall have superior liquidation priority to any other series of the Company’s capital stock, equal to the Stated Value plus all accrued but unpaid dividends thereon.

●	The redemption price of the shares must be paid by the Company in cash.

●	The Company may incur indebtedness of up to $68,250,000 without consent of the holders of the shares.

●	The Company is required to give notice to holders of the shares prior to making any capital expenditures in excess of $300,000.

●	The maturity date of the shares is defined as the first to occur of (a) June 30, 2012, or such later date as agreed to in writing by at least 80% of the Series B Holders, (b) the occurrence of a defined “liquidation event”, or (c) the date that is six months following the receipt by the Company or its affiliates of proceeds from one or more financing transactions in excess of $50 million.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

●
If the Company should default in its obligation under the Series B Preferred Stock, the Series B Holders may require the Company to redeem the Series B Preferred Stock by providing written notice three days prior to the requested redemption date.

●
At any time after March 1, 2008, the holders of not less than 80% of the outstanding shares of Series B Preferred Stock may elect from time to time to have the outstanding shares of Series B Preferred Stock redeemed in whole or in part.

●	The Company is required to make pro rata redemptions of the shares in the event the Company receives proceeds from certain financing transactions that exceed $20 million in the aggregate.

The redemption date of the Series B Preferred Stock has been extended from time to time and currently is June 30, 2012, or such later date as agreed to in writing by the holders of at least 80% of the outstanding shares of Series B Preferred Stock.  Pursuant to the Exchange Agreement, the Series B Holders are scheduled to transfer all of their shares of Series B Preferred Stock to GBA Global, and the Series B Preferred Stock obligations will be extinguished. Consequently, the Company does not consider the Series B Preferred Stock obligation to be in default at June 30, 2012.

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

The Note Purchase Agreement also provides for the periodic sale by the Company to the lenders of short-term promissory notes to provide the Company with operating capital, as specified in the draw requests for such notes.  The draw requests must be approved by the lenders.  Through June 30, 2012, the lenders had purchased notes under the Note Purchase Agreement in the aggregate principal amount of $16,842,000 and the proceeds had been used by the Company to cover its minimum cash needs.  The lenders and the Company have amended the October 9, 2008 Note Purchase Agreement from time to time to increase the aggregate amount of promissory notes that can be purchased to $17,000,000 to provide funding to meet the Company’s monthly minimum financial needs.  The lenders are not obligated to purchase notes pursuant to the Note Purchase Agreement and there can be no assurance that the lenders will continue to purchase notes or otherwise provide funding to the Company.

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

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

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

Note 10:  Common Stock

During the year ended June 30, 2012, the Company did not issue any shares of its common stock or any options and warrants to purchase shares of common stock.  During the year ended June 30, 2012, the recorded amount of common stock has been increased by $13,000 for the periodic adjustments to the value of 3,200,000 variable stock options issued during the year ended June 30, 2006 computed using the Black-Scholes option pricing model.  The Company also reduced the recorded amount of common stock by $1,000 resulting from an adjustment to accrued finders’ compensation.

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

The Company has issued shares of its common stock as collateral for certain notes payable to related parties.  These collateral shares are restricted and bear a legend prohibiting the holder from selling or transferring the shares at any time.  The legend will only be removed if the Company is in default on the applicable loan, at which time, a new certificate will be issued and a value recorded for the shares to account for the loan and accrued interest settled.  In addition, the terms of the notes payable require the holder of the collateral shares to return the shares to the Company when the applicable loan and accrued interest are paid in full.  To date, the Company has not defaulted on any loan where common stock has been pledged as collateral.  Under this assumption, the Company believes it is appropriate to not assign any value to the collateral shares issued and to not include these shares in the calculation of loss per share.  At June 30, 2012 and 2011, the Company had issued 5,350,000 shares of common stock as collateral.

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

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 11:  Stock Option Plan and Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the value of the award granted using the Black-Scholes option pricing model, and recognized over the period in which the award vests.  The stock-based compensation expense for the years ended June 30, 2012 and 2011 has been allocated to the various categories of operating costs and expenses in a manner similar to the allocation of payroll expense as follows:

	2012	2011

Research and development	$42,000	$62,000
General and administrative	38,000	56,000

Total stock-based compensation expense	$80,000	$118,000

There was no stock compensation expense capitalized during the years ended June 30, 2012 and 2011.

As of June 30, 2012, the total future compensation cost related to non-vested stock-options not yet recognized in the condensed consolidated statements of operations was approximately $2,000, and the weighted average period over which these awards are expected to be recognized was 0.01 years.

During the year ended June 30, 2012, no new stock options or warrants were issued.  The following table summarizes the stock option and warrant activity during the year ended June 30, 2012:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at June 30, 2011	21,841,000	$0.19
Granted	-	-
Exercised	-	-
Cancelled	-	-
Expired	(9,520,000)	0.28

Outstanding at June 30, 2012	12,321,000	0.13	2.02	$0

Options and warrants vested and exercisable at June 30, 2012	12,151,000	0.13	2.02	$0

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.025 as of June 30, 2012, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

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

Note 12:  Income Taxes

The benefit (provision) for income taxes differs from the amount computed at the federal statutory rate as follows:

	Years Ended June 30,
	2012	2011
Income tax benefit at federal statutory rate	$10,066,000	$9,090,000
Series B preferred stock interest expense	(2,793,000)	(2,492,000)
Stock and stock options issued for services and interest	(36,000)	(50,000)
Meals and entertainment	(2,000)	(3,000)
Change in valuation allowance	(7,235,000)	(6,545,000)

	$-	$-

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Deferred tax assets (liabilities) as of June 30, 2012 and 2011 are as follows:

	2012	2011

Net operating loss carryforwards	$30,069,000	$29,305,000
Research and development credit carryforward	2,449,000	2,415,000
Accrued interest payable	21,172,000	15,257,000
Accrued payroll and related	2,729,000	2,587,000
Deferred revenue	93,000	93,000
Other	16,000	15,000
Depreciation	95,000	51,000
Inventories	115,000	115,000
Valuation allowance	(56,738,000)	(49,838,000)

	$-	$-

At June 30, 2012, the Company has net operating loss carryforwards available to offset future taxable income of approximately $77 million which will begin to expire in fiscal year 2013.  The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.  The Tax Reform Act of 1986 limits the annual amount that can be utilized for certain of these carryforwards as a result of changes in ownership of the Company.  An ownership change may have occurred which may severely impact the utilization of the net operating loss carryforwards.

Due to uncertainties surrounding the realization of all carryforwards and currently non-deductible accruals, a valuation allowance has been established to offset the net deferred income tax asset resulting from such deferred tax items.

ASC Topic 740, Income Taxes, requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-non threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  For the years ended June 30, 2012 and 2011, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC Topic 740.  The Company has no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company classifies interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations under general and administrative expenses.  As of June 30, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and certain state jurisdictions.  All federal net operating loss carryforwards as of June 30, 2012 are subject to examination.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 13:  Supplemental Statement of Cash Flows Information

During the year ended June 30, 2012, the Company had the following non-cash investing and financing activities:

●	Increased notes payable and current portion of capital lease obligations and decreased accrued expenses by $232,000.

●	Decreased common stock and increased accrued expenses by $1,000.

During the year ended June 30, 2011, the Company had the following non-cash investing and financing activities:

●	Decreased notes payable and current portion of capital lease obligations and increased accrued expenses by $37,000.

●	Increased property and equipment and notes payable and capital lease obligations by $13,000.

Cash paid for interest was $47,000 and $113,000 in fiscal years 2012 and 2011, respectively.

No amounts were paid for income taxes in the fiscal years 2012 and 2011.

Note 14:  Operating Lease Obligations

At June 30, 2012, the Company had no material non-cancellable operating lease obligations with commitments in excess of one year.

Rental expense for operating leases was $191,000 and $294,000 for the years ended June 30, 2012 and 2011, respectively.

Note 15:  401(k) Saving Plan

The Company has a 401(k) Plan (the Plan) to provide retirement and incidental benefits for its employees.  Employees may contribute from 1% to 25% of their gross pay to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service.  The Company may contribute a matching contribution at a rate set by the Board of Directors.  The Plan operates on a calendar year basis.  The Company made no matching contribution to the Plan in fiscal years 2012 and 2011.

GROEN BROTHERS AVIATION, INC.
Notes to Consolidated Financial Statements
(Continued)

Note 16:  Commitments and Contingencies

Royalty payments of 1% of the gross sales price of gyroplanes are to be paid to the Company’s founders, David Groen and the estate of the late Jay Groen.  As of June 30, 2012 and 2011, royalties payable totaled $16,000 to each of these parties.  The royalty expense is included in cost of sales in the consolidated statement of operations.

The Company has royalty agreements with two holders of notes payable totaling $300,000 which entitle the note holders to receive royalties on the sales by the Company of certain gyroplanes other than the SparrowHawk gyroplane.  The royalties are calculated on each aircraft sold, and are limited to a combined maximum total of $1.3 million.  Pursuant to the terms of the Exchange Agreement, these royalty obligations are scheduled to be transferred to GBA Global in the Restructure.

The Company has a royalty agreement with an investor entitling the investor to receive royalties equal to $2,500 for each Hawk 4 Gyroplane sold, limited to a maximum total of $125,000.  Pursuant to the terms of the Exchange Agreement, this royalty obligation is scheduled to be transferred to GBA Global in the Restructure.

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

Note 17:  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, payables, and notes payable.  The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items.  The aggregate carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

Note 18:  Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued during the year ended June 30, 2012 and through the date of this filing that the Company believes are applicable or would have a material impact on the consolidated financial statements of the Company.

Note 19:  Subsequent Events

Exchange Agreement

As discussed in Note 2 and elsewhere in this report, following months of in depth negotiations with essentially all its creditors, most of whom are significant equity holders as well, the Company reached an agreement with those creditors for the Company to proceed toward the accomplishment of a financial restructuring without having to seek protection through a bankruptcy filing.  The Restructure was negotiated with all the secured creditors pursuant to an Exchange Agreement, dated September 7, 2012, which keeps intact all shareholders and treats all creditors converting their debt to equity pari passu to the percent of debt they hold, whether or not secured.  If concluded successfully, the Exchange Agreement will result in the sale and transfer to a separate entity of substantially all of the Company’s assets and operations and extinguishment of substantially all of the Company’s liabilities.

The Restructure requires approval through a vote of the Company’s shareholders holding a majority of the voting shares.  The Company had received from holders of a significant majority of voting shares, a contractual commitment to vote in favor of this plan and now as of the date of this filing, has indeed received consent from these holders of a majority of the Company's voting shares.

As of the date of the filing of this Annual Report, the Company had not closed the Exchange Agreement and there can be no assurance that it will be successful in this endeavor.